Form 10-Q
period 1996-03-31
METROLOGIC INSTRUMENTS INC
filed 1996-05-10
CIK 815910

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   __________

                                   FORM 10-Q

  (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996

                                       OR

          (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission file number 0-24172

                         METROLOGIC INSTRUMENTS, INC.
                 -----------------------------------------------
              (Exact name of registrant as specified in its charter)


          New Jersey                                        22-1866172
- - --------------------------------                         --------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Coles Road at Route 42, Blackwood, New Jersey                  08012
- - ---------------------------------------------                ---------
(Address of principal executive offices)                     (Zip Code)

                                  (609)228-8100
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No__.
                                        ---

As of May 3, 1996 there were 5,250,785 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                            Page
                                                                             No.
Part I - Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets -
                 March 31, 1996 and December 31, 1995                         3

                 Condensed Consolidated Statements of Operations -
                 Three Months Ended March 31, 1996 and 1995                   4

                 Condensed Consolidated Statements of Cash Flows - Three
                 Months Ended March 31, 1996 and 1995                         5

                 Notes to Condensed Consolidated Financial Statements         6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                9

Part II - Other Information

        Item 1.  Legal Proceedings                                           12
        Item 2.  Changes in Securities                                       12
        Item 3.  Defaults upon Senior Securities                             12
        Item 4.  Submission of Matters to a Vote of Security
                 Holders                                                     12
        Item 5.  Other Information                                           12
        Item 6.  Exhibits and Reports on Form 8-K                            13

Exhibit Index

                 Statement Regarding Computation of Per Share
                 Earnings.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          METROLOGIC INSTRUMENTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                March 31,          December 31,
                                                   1996                1995
                                              -------------        ------------
ASSETS                                         (Unaudited)
- - ------
Current assets:
 Cash and cash equivalents                        $ 10,322           $ 12,065
 Accounts receivable, net of allowance of
   $502 and $224 in 1996 and 1995,
   respectively                                      7,145              6,924
 Inventory                                           4,822              3,456
 Deferred income taxes                               1,405              1,314
 Other current assets                                  788                506
                                                  --------           --------
Total current assets                                24,482             24,265

Property, plant, and equipment, net                  4,361              3,880
Patents and trademarks, net of
 amortization of $377 and $356
 in 1996 and 1995, respectively                        917                878
Holographic technology, net of
 amortization of $7 and $0 in
 1996 and 1995, respectively                           796                468
Security deposits and other                            608                459
Deferred income taxes                                1,411              1,451
                                                  --------           --------
Total assets                                      $ 32,575           $ 31,401
                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Line of credit                                  $    132           $    175
  Current portion of notes payable                     294                390
  Accounts payable                                   3,121              2,301
  Accrued expenses                                   6,320              6,067
  Accrued legal settlement                             582                599
                                                  --------           --------
Total current liabilities                           10,449              9,532

Notes payable, net of current portion                  740                817
Due to former officer, net of current portion           34                 84
Deferred income taxes                                   38                 42
Accrued legal settlement                             2,906              3,000

Stockholders' equity
  Preferred stock, $.01 par value:
     authorized shares - 500,000
     issued shares - none                                -                  -
  Common stock, $.01 par value:
     authorized shares - 10,000,000
     issued and outstanding shares -
     5,250,785 in 1996 and 5,249,150 in 1995            53                 52
  Additional paid-in capital                        14,826             14,807
  Retained earnings                                  3,111              2,621
  Deferred compensation                                (31)               (37)
  Translation adjustment                               449                483
                                                  --------           --------
Total stockholders' equity                          18,408             17,926
                                                  --------           --------
Total liabilities and stockholders' equity        $ 32,575           $ 31,401
                                                  ========           ========

                            See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                          Three Months Ended
                                               March 31,
                                          1996         1995
                                       -----------  -----------
                                             (Unaudited)

Sales                                  $   10,342   $   10,497
Cost of sales                               6,271        5,526
                                       ----------   ----------
Gross profit                                4,071        4,971

Selling, general and administrative
 expenses                                   2,559        2,582
Research and development expenses             797          663
                                       ----------   ----------
Operating income                              715        1,726

Other income (expense)
 Interest expense                             (29)          (7)
 Interest income                              130          137
 Other income (expense)                       (14)           5
                                       ----------   ----------
    Total other income (expense)               87          135
                                       ----------   ----------

Income before provision
 for income taxes                             802        1,861
Provision for income taxes                    312          754
                                       ----------   ----------
Net income                             $      490   $    1,107
                                       ==========   ==========

Net income per share                   $     0.09   $     0.21
                                       ==========   ==========

Weighted average number of shares
 used in computing net income per
 share                                  5,261,473    5,350,000
                                       ==========   ==========

                            See accompanying notes.

                           METROLOGIC INSTRUMENTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                   Three Months Ended
                                                         March 31,
                                                   1996             1995
                                                  ------           ------
                                                        (Unaudited)
OPERATING ACTIVITIES:
Net cash used in
 operating activities                           $   (349)     $   (296)

INVESTING ACTIVITIES:
Acquisition of Holoscan, Inc. including
 holographic technology, net of cash
 acquired                                           (521)           -
Purchase of equipment and
 building improvements                              (640)         (304)
Expenditures on patents
 and trademarks                                      (60)          (39)
                                                ---------     ---------
Net cash used in investing activities             (1,221)         (343)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options
 and employee stock purchase plan                     14            24
(Payments) on proceeds from line of credit           (37)           -
Repayments of amounts due to
 former officer                                      (50)          (50)
Principal payments of notes payable                 (134)           -
Capital lease payments                               (39)           -
                                                ---------     ---------
Net cash used in
 financing activities                               (246)          (26)
Effect of exchange rate changes
 on cash                                              73            (9)
                                                ---------     ---------

Net decrease in cash                              (1,743)         (674)

Cash at beginning of period                       12,065        11,925
                                                ---------     ---------

Cash at end of period                           $ 10,322      $ 11,251
                                                =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Cash paid for interest                          $     29      $      7
                                                =========     =========

Cash paid for income taxes                      $    730      $     40
                                                =========     =========

Capital lease obligations incurred              $      -      $    440
                                                =========     =========

                            See accompanying notes.

                         METROLOGIC INSTRUMENTS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             (AMOUNT IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1.   Business
     --------

     Metrologic Instruments, Inc., and its wholly owned subsidiaries (the "Company") designs, manufactures and markets bar code scanning equipment incorporating laser and holographic technology. These scanners rapidly, accurately and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems.

2.   Accounting Policies
     -------------------

Interim Financial Information

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1995.

3.   Inventory
     ---------

     Inventory consisted of the following:


                                            March 31,    December 31,
                                              1996          1995
                                            --------     -----------

     Raw materials                           $2,038       $1,698
     Work-in-process                          1,778        1,311
     Finished goods                           1,006          447
                                             ------       ------
                                             $4,822       $3,456
                                             ======       ======

4.   Net Income Per Share
     --------------------

     Net income per share is calculated based on net income and the weighted average shares outstanding and common stock equivalents during the three months ended March 31, 1996 and 1995.

5.   Commitments and Contingencies
     -----------------------------

     The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

     The Company is a party to a legal action alleging that the Company's prior version of one of its scanners infringes a patent held by another company. The Company has filed a counterclaim for a declaratory judgment asserting that the plaintiff's patent is invalid and management believes this action will not result in any material damages.

     Since 1995, the Company and a competitor have been negotiating an extensive cross-licensing of patents for which the Company and the competitor may pay royalties to each other under certain circumstances. There can be no assurance that these negotiations will result in the execution of a definitive agreement by the Company and the competitor, or that patent litigation between the Company and the competitor will not result if the current negotiations are unsuccessful.

6.   Incentive Plan
     --------------

     The Incentive Committee of the Board of Directors granted incentive and non-qualified stock options as well as restricted stock awards pursuant to the Company's Incentive Plan to certain eligible employees and a Board member in 1994. As of March 31, 1996, an aggregate of 11,722 of said incentive stock options had been exercised by employees of the Company, and an aggregate of 4,000 restricted stock grants vested and were issued to senior executive officers. There have been no incentive stock options exercised by executive officers or Board members.

7.   Employee Stock Purchase Plan
     ----------------------------

     The Company's Board of Directors has implemented an Employee Stock Purchase Plan whereby eligible employees have the opportunity to acquire the Company's common stock through payroll deductions, quarterly, at 90% of the lower of (a) the fair market value of the stock on the first day of the applicable quarterly offering period or (b) the fair market value of the stock on the last day of the applicable quarterly offering period.

     As of March 31, 1996, an aggregate of 10,065 shares had been purchased by employees of the Company, including shares purchased by senior executive officers, through the Employee Stock Purchase Plan.

8.   Notes Payable
     -------------

     The Company has an unsecured revolving demand loan with a bank which allows for maximum borrowings of $5,000. The demand loan, which expires on June 30, 1996, bears interest at the bank's prime rate, which was 8.25% at March 31, 1996. The demand loan agreement requires the Company to comply with certain financial covenants. As of May 3, 1996, no amounts were outstanding under the revolving demand loan.

     On January 31, 1996, the Company paid a note payable which related to the patent litigation settlement entered into in December 1993. The note represented the excess of the minimum obligation of the related patent litigation settlement for the year ended December 31, 1993. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

9.   Acquisition of Holoscan, Inc. including Holographic Technology
     --------------------------------------------------------------

     The Company exercised its option to purchase all of the outstanding shares of common stock of Holoscan, Inc. on March 1, 1996 for $521, net of cash acquired. The Company purchased a 51% interest in Holoscan, Inc. in 1995 in the form of non-voting, convertible preferred stock for $360. Concurrent with the exercise of the above option, the Company converted the non-voting, convertible preferred stock to an equal number of shares of Holoscan, Inc. common stock and now owns 100% of Holoscan, Inc.

     The Company has consolidated the assets and liabilities and results of operations and cash flows of Holoscan, Inc. for the period March 1, 1996 to March 31, 1996. The amount by which consideration paid by Metrologic for the acquisition exceeded identifiable assets less liabilities was recorded as holographic technology which will be amortized over ten years. For the period March 1, 1996 through March 31, 1996, $7 was recorded as amortization of the holographic technology.

     Pursuant to an option agreement entered into by the Company, Holoscan, Inc. and the holders of all of Holoscan, Inc.'s outstanding common stock and options and warrants to purchase common stock (collectively, the "Holders"), the Company agreed to pay to each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. Such payments in future periods will be considered additions to the holographic technology account and amortized over the remainder of the ten year period commencing March 1, 1996.



           (The remainder of this page is intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements for the year ended December 31, 1995 appearing in the Company's Form 10-K for the year ended December 31, 1995. The Condensed Consolidated Financial Statements for the three month periods ended March 31, 1996 and 1995 are unaudited.

     The Company derives its revenues from sales of its scanners through distributors, value added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 80 foreign countries. Since 1991, the Company has experienced growth in revenues with a significant percentage of its revenues derived from
international sales.   However, the Company experienced a decline in sales and
net income in the first quarter of 1996 compared with the first quarter of 1995 primarily due to the previously reported increase in competitive pressures in the point-of-sale ("POS") scanner market which resulted in lower selling prices on certain products, and increased research and development expenses related to holographic technology.

Results of Operations

Three Months Ended March 31, 1996 Compared with Three Months Ended March 31,
1995

     Sales decreased $155,000 or 1.5%, to $10,342,000 in the three months ended March 31, 1996 from $10,497,000 in the three months ended March 31, 1995, principally as a result of increased competitive pressures in the POS scanner market which resulted in lower selling prices on certain products, and also resulted from reduced sales to one customer compared to the same period a year ago (see below). International sales accounted for $5,905,000 (57.1% of total sales) in the three months ended March 31, 1996 and $5,970,000 (56.9% of total sales) in the three months ended March 31, 1995. One customer accounted for approximately 8.6% and 11.3% of the Company's revenues in the three months ended March 31, 1996 and 1995, respectively. Another customer accounted for approximately 5.8% of the Company's revenues, and a third customer accounted for approximately 5.3% of the Company's revenues in the three months ended March 31, 1996. During the same periods no other customers accounted for more than 5% of the Company's revenues.

     Cost of sales increased to $6,271,000 in the three months ended March 31, 1996 from $5,526,000 in the three months ended March 31, 1995, a 13.5% increase, and cost of sales as a percentage of sales increased to 60.6% from 52.6%. Both the increase in the cost of sales and the increase in cost of sales as a percentage of sales were due primarily to the reduction in average unit selling prices on certain products described above.

     Selling, general and administrative expenses decreased to $2,559,000 in the three months ended March 31, 1996 from $2,582,000 in the three months ended March 31, 1995, a 0.9% decrease, and increased as a percentage of sales from 24.6% to 24.7%. The decrease was due largely to legal expenses incurred in the three months ended March 31, 1995 related to a patent infringement lawsuit. (See
Part II - Other Information, Item 1. Legal Proceedings). No legal expenses were incurred in the three months ended March 31, 1996 related to this lawsuit.

     Research and development expenses increased 20.2% to $797,000 in the three months ended March 31, 1996 from $663,000 in the three months ended March 31, 1995. The increase was caused by the hiring of additional research and development personnel and higher research and development expenditures associated with the development of the Company's holographic scanner technology, including the consummation of the Company's acquisition of Holoscan, Inc.

     Operating income decreased 58.6% to $715,000 in the three months ended March 31, 1996 from $1,726,000 in the three months ended March 31, 1995, and operating income as a percentage of sales decreased to 6.9% in the three months ended March 31, 1996 from 16.4% in the three months ended March 31, 1995. These decreases were principally due to the increased research and development expenses and the reduction of average unit selling prices of certain of the Company's products noted above.

     Other income (expense) decreased to $87,000 in the three months ended March 31, 1996 from $135,000 in the three months ended March 31, 1995. Other income (expense) consisted principally of interest income in the amount of $130,000 in the three months ended March 31, 1996 and $137,000 in the three months ended March 31, 1995, and interest expense in the amount of $29,000 in the three months ended March 31, 1996 and $7,000 in the three months ended March 31, 1995.

     Net income decreased 55.7% to $490,000 in the three months ended March 31, 1996 from $1,107,000 in the three months ended March 31, 1995. Net income reflects a 38.9% effective income tax rate in the first quarter of 1996 compared with 40.5% in the first quarter of 1995. The reduced effective income tax rate resulted primarily from the April 1, 1995 incorporation of Metrologic Instruments (Barbados), Inc. of South America, a foreign sales corporation, in accordance with the United States Internal Revenue Code, which effectively permits the Company to reduce its U.S. federal income tax liability resulting from sales to foreign corporations.

Inflation and Seasonality

     Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future years will not be impacted by fluctuations in seasonal demand from European customers in its third quarter or from reduced production days in its fourth quarter.

Liquidity and Capital Resources

     As of March 31, 1996 and December 31, 1995, the Company's working capital was approximately $14,033,000 and $14,733,000, respectively.

     During the three months ended March 31, 1996, the Company satisfied its cash requirements of net cash used in operating activities, which increased to $349,000 in the quarter ended March 31, 1996 from $296,000 for the quarter ended March 31, 1995 from its cash and cash equivalent funds. The increase in cash used in operating activities in the three months ended March 31, 1996 primarily resulted from a reduction in net income, and an increase in inventory which was required to fulfill sales backlog for the three months ending June 30, 1996, which was offset by an increase in accounts payable and accrued expenses.

     The Company's primary uses of cash have been for operating expenses, research and development expenses, capital expenditures, investments in patents and trademarks and the acquisition of Holoscan, Inc. including holographic technology.

     Pursuant to the settlement of a patent lawsuit in December 1993, the Company is required to pay amounts based on gross sales commencing in 1993 for a 12 year period with an aggregate maximum of $7,500,000 and an aggregate minimum of $4,450,000, which was charged to net income in 1993. Annual minimum payment obligations are $375,000. In addition to such minimum obligations for 1996, the Company incurred approximately $113,000 pursuant to the settlement agreement during the three months ended March 31, 1996. On January 31, 1996, the Company paid a note payable relating to the patent litigation settlement which represented the excess of the minimum obligation for the year ended December 31, 1993.

     The Company's total deferred income tax asset (current and long-term) of approximately $2,816,000 is based upon cumulative temporary differences as of March 31, 1996, which provide approximately $6,549,000 of future income tax deductions against future taxable income. The temporary differences arise primarily from recording the patent lawsuit settlement as an expense for accounting purposes prior to receiving the related tax benefit.

     The Company has an Amended and Restated Loan Agreement with Midlantic Bank, N.A. for an unsecured $5,000,000 revolving loan facility expiring on June 30, 1996. The revolving loan facility requires the Company to comply with certain financial covenants and other restrictions. As of April 30, 1996, the Company was in compliance with the financial covenants and no amounts were outstanding under this revolving loan facility. The Company expects to extend or renew the revolving demand loan facility at terms similar to the existing facility.

     The Company also has a 500,000 deutsche mark (approximately $340,000 as of March 31, 1996) unsecured revolving credit facility with Bayerische Hypotheken-Und Wechsel-Bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of April 30, 1996, approximately $87,000 ($132,000 at March 31, 1996) was outstanding under this revolving credit facility.

     The Company's current plans for additional capital expenditures in 1996 include manufacturing automation equipment, office equipment and a newly integrated management information system, in the aggregate amount of approximately $800,000, and leasehold improvements and other costs relating to the Company's office and manufacturing facility expansion in the amount of approximately $300,000.

     Although historically the Company has experienced only insignificant foreign currency transaction losses, in the future the Company's liquidity could be adversely affected by changes in foreign currency exchange rates.

     On March 1, 1996, the Company exercised its option under its March 1995 Option Agreement (as defined herein) with Holoscan, Inc. of San Jose, California and the holders of all of Holoscan's common stock and options and warrants to purchase common stock (collectively, the "Holders") to acquire the outstanding equity securities of Holoscan, and made payments aggregating approximately $521,000. (See also Part II, Item 5. "Other Information.")

     The Company believes that its current cash and cash equivalents balances, along with cash generated from operations and the available revolving credit facilities with banks, will be adequate to fund the Company's operations through at least the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 7, 1992, PSC, Inc. ("PSC"), a competitor of the Company, filed a lawsuit in the United States District Court for the Western District of New York (the "Court") against the Company, alleging that the Company's prior version of its MS900 series of hand-held scanners infringed a PSC patent. The complaint seeks an injunction and damages in an unstated amount. The Company filed a counterclaim for a declaratory judgment asserting that the PSC patent is invalid and that the Company's prior version of its MS900 series of hand-held scanners did not infringe such patent. On October 13, 1995, the Court interpreted the claims of the PSC patent in a patent infringement lawsuit filed by PSC against another competitor. Based upon that interpretation, it is the Company's belief that the MS900 series scanners do not infringe the subject patent. Accordingly, on October 20, 1995, Metrologic filed for a motion seeking summary judgment of non-infringement. In response, the Court stayed this action, including the motion for summary judgment, pending the outcome of the appeal filed by PSC in the other patent infringement lawsuit. The Company redesigned its MS900 series of hand-held scanners in 1993 in an effort to avoid any interruption of sales which would result from the possibility of the entry of an injunction and to minimize any damage award that PSC might receive. While the Company believes that PSC will not prevail on this infringement claim with respect to the redesigned MS900 series of hand-held scanners, there can be no assurance that PSC will not prevail. While the amount of any potential damage award is presently unknown, the Company believes that an adverse decision in this action would not have a material adverse effect on the Company. However, patent damage awards are unpredictable and there can be no certainty with respect to the size of any such award.


ITEM 2.  CHANGES IN SECURITIES

          Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.  OTHER INFORMATION

     In March 1995, the Company, Holoscan and the Holders entered into a stock purchase agreement (the "Stock Purchase Agreement") and an option agreement (the "Option Agreement"). Pursuant to the terms of the Stock Purchase Agreement, the Company purchased for $360,000 shares of Holoscan's convertible preferred stock. The Company elected to convert these shares of convertible preferred stock into shares of common stock on March 1, 1996, resulting in the Company's ownership of 51% of the outstanding Holoscan common stock. Pursuant to the Option Agreement, the Holders granted the Company an option to acquire from each Holder the equity securities of Holoscan owned by such Holder. In addition, the Company agreed to pay to each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. In the absence of such sales, the Holders may obtain an exclusive license for certain technology related to the holographic laser scanner, in consideration for which the Holders will pay a royalty to the Company. On March 1, 1996, the Company exercised its option under the Option Agreement and acquired the remaining 49% of the outstanding Holoscan common stock and other outstanding equity securities of Holoscan from the Holders. As a result, Holoscan is a wholly-owned subsidiary of the Company. (See also Part I, Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations").


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               EXHIBIT NUMBER

                    11   Statement Regarding Computation of Per
                         Share Earnings.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           METROLOGIC INSTRUMENTS, INC.



Date: May 10, 1996                         By:/s/ C. Harry Knowles
      ----------------                     -----------------------
                                                  C. Harry Knowles
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer


Date: May 10, 1996                         By:/s/Thomas E. Mills  IV
      ----------------                     -------------------------
                                                 Thomas E. Mills  IV
                                                 Vice President Finance &
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                                                       PAGE
                                                                   NO.

11   Statement Regarding Computation of Per Share Earnings         16