Form 10-Q/A
period 1996-03-31
METROLOGIC INSTRUMENTS INC
filed 1996-08-05
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   __________

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission file number 0-24172

                          Metrologic Instruments, Inc.
             (Exact name of registrant as specified in its charter)


              New Jersey                                    22-1866172
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

              Coles Road at Route 42, Blackwood, New Jersey    08012
              (Address of principal executive offices)       (Zip Code)

                                 (609)228-8100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  .

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

                           Financial Data Schedule

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           Exhibit Number

                                    11      Statement Regarding Computation of
                                            Per Share Earnings.

                                    27      Financial Data Schedule

                   (b)     Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q/A is being filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed by the undersigned thereunto duly authorized.



                                          METROLOGIC INSTRUMENTS, INC.






Date: July 23, 1996                        By:/s/Thomas E. Mills  IV
                                             Thomas E. Mills  IV
                                             Vice President Finance &
                                             Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.


11       Statement Regarding Computation of Per Share Earnings

27       Financial Data Schedule