Form 10-Q
period 1996-06-30
METROLOGIC INSTRUMENTS INC
filed 1996-08-20
CIK 815910

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           __________

                           FORM 10-Q

(Mark One)

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996

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

                             (609) 228-8100
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  .

As of August 5, 1996 there were 5,252,208 shares of Common Stock, $.01 par value per share, outstanding.

                   METROLOGIC INSTRUMENTS, INC.

                              INDEX

                                                                   Page
                                                                    No.
Part I - Financial Information

    Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                     3

           Condensed Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 1996 and 1995       4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                 5

           Notes to Condensed Consolidated Financial Statements    6

    Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9

Part II - Other Information

    Item 1.   Legal Proceedings                                  13
    Item 2.   Changes in Securities                              13
    Item 3.   Defaults upon Senior Securities                    13
    Item 4.   Submission of Matters to a Vote of Security
               Holders                                           14
    Item 5.   Other Information                                  14
    Item 6.   Exhibits and Reports on Form 8-K                   15

Exhibit Index

              Statement Regarding Computation of Per Share
              Earnings.

              Financial Data Schedule

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   METROLOGIC INSTRUMENTS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands except share data)


                                               June 30,          December 31,
                                                 1996               1995
                                              (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                     $ 9,884             $12,065
 Accounts receivable, net of allowance of
 $549 and $224 in 1996 and 1995, respectively    7,039               6,924
 Inventory                                       5,703               3,456
 Deferred income taxes                           1,562               1,314
 Other current assets                              232                 506
Total current assets                            24,420              24,265

Property, plant and equipment, net               4,388               3,880
Patents and trademarks, net of amortization of
 $233 and $356 in 1996 and 1995, respectively      976                 878
Holographic technology, net of amortization of
 $27 and $0 in 1996 and 1995, respectively         778                 468
Security deposits and other assets                 589                 459
Deferred income taxes                            1,371               1,451
Total assets                                   $32,522             $31,401

Liabilities and stockholders' equity
Current liabilities:
 Line of credit                              $     164           $     175
 Current portion of notes payable                  289                 390
 Accounts payable                                2,574               2,301
 Accrued expenses                                6,278               6,067
 Accrued legal settlement                          610                 599
Total current liabilities                        9,915               9,532

Notes payable, net of current portion              705                 817
Due to former officer, net of current portion        -                  84
Deferred income taxes                               33                  42
Accrued legal settlement                         2,813               3,000

Stockholders' equity
 Preferred stock, $.01 par value:
   authorized shares - 500,000
   issued shares - none                              -                   -
 Common stock, $.01 par value
   authorized shares - 10,000,000
   issued and outstanding shares - 5,252,208
   in 1996 and 5,249,150 in 1995                    53                  52
 Additional paid-in capital                     14,844              14,807
 Retained earnings                               3,796               2,621
 Deferred compensation                            (25)                 (37)
 Translation adjustment                            388                 483
Total stockholders' equity                      19,056              17,926
Total liabilities and stockholders' equity     $32,522             $31,401

                     See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                      1996        1995       1996         1995
                                          Unaudited              Unaudited

Sales                               $11,757     $10,156     $22,099    $20,653
Cost of sales                         7,154       6,059      13,425     11,585
Gross profit                          4,603       4,097       8,674      9,068

Selling, general and administrative
 expenses                             2,730       2,528       5,289      5,109
Research and development
 expenses                               774         784       1,571      1,448
Operating income                      1,099         785       1,814      2,511

Other income (expense)
 Interest expense                       (27)        (53)        (56)       (60)
 Interest income                         98          86         227        223
 Other income (expense)                 (65)         21         (78)        26
                                          6          54          93        189

Income before provision for
 income taxes                         1,105         839       1,907      2,700
Provision for income taxes              420         327         732      1,081
Net income                         $    685    $    512     $ 1,175   $  1,619

Net income per share               $   0.13    $   0.10     $  0.22   $   0.31

Weighted average number of
 shares used in computing net
 income per share                 5,267,840   5,262,168   5,264,657  5,306,084


                    See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (amounts in thousands)


                                                          Six Months Ended
                                                               June 30,
                                                          1996         1995
                                                             (Unaudited)

Net cash used in operating activities                 $    (481)    $ (1,195)

Investing activities:
Purchase of Holoscan, Inc. and holographic
 technology, net of cash acquired                          (521)           -
Purchase of equipment and building improvements            (832)        (655)
Expenditures on patents and trademarks                     (132)        (142)
Net cash used in investing activities                    (1,485)        (797)

Financing activities:
Net proceeds from employee stock purchase plan               29          162
Payments of amounts due to former officer                  (100)        (100)
Principal payments of notes payable                        (134)           -
Capital lease payments                                      (79)         (51)
Net cash (used in) provided by financial activities        (284)          11
Effect of exchange rate changes on cash                      69          160
Net decrease in cash                                     (2,181)      (1,821)

Cash at beginning of period                              12,065       11,925

Cash at end of period                                   $ 9,884     $ 10,104

Supplemental disclosure of cash flow information:

Cash paid for interest                                  $    43     $     22

Cash paid for income taxes                              $ 1,442     $  1,177

Capital lease obligations incurred                      $     -     $    531



                     See accompanying notes.

                  METROLOGIC INSTRUMENTS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
      (Amount in thousands except share and per share data)
                           (Unaudited)

1.   Business

     Metrologic Instruments, Inc. and its wholly owned subsidiaries (the "Company") design, manufacture and market bar code scanning equipment incorporating laser and holographic technology. These scanners rapidly, accurately and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems.

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

3.   Inventory

     Inventory consists of the following:

                                          June 30,   December 31,
                                            1996         1995


         Raw materials                     $2,459       $1,698
         Work-in-process                    2,331        1,311
         Finished goods                       913          447
                                           $5,703       $3,456


4.       Net Income Per Share

     Net income per share is calculated based on net income and the weighted average common stock outstanding and common stock equivalents during the three and six months ended June 30, 1996 and 1995.

5.       Commitments and Contingencies

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

6.       Incentive Plan

     The Incentive Committee of the Board of Directors granted incentive and non-qualified stock options as well as restricted stock awards pursuant to the Company's 1994 Incentive Plan to certain eligible employees and a Board member. As of June 30, 1996, an aggregate of 11,722 of said incentive stock options had been exercised by employees of the Company, and an aggregate of 4,000 restricted stock grants vested and were issued to senior executive officers. No incentive stock options have been exercised by executive officers or Board members.

     Pursuant to the Company's 1994 Incentive Plan, the Incentive Committee of the Board of Directors granted, on June 7, 1996, 251,020 incentive and non-qualified stock options to certain eligible employees. As of June 30, 1996, an aggregate of 557,194 incentive and non-qualified stock options remain outstanding of which an aggregate of 165,862 incentive and non-qualified stock options were exercisable.

7.       Employee Stock Purchase Plan

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

     As of June 30, 1996, an aggregate of 11,488 shares had been purchased by employees of the Company, including shares purchased by senior executive officers, through the Employee Stock Purchase Plan.

8.       Notes Payable

     The Company has an unsecured revolving demand loan with a bank which allows for maximum borrowings of $5,000. The demand loan, which expires on June 30, 1997, bears interest at the bank's prime rate, which was 8.25% at June 30, 1996. The demand loan agreement requires the Company to comply with certain financial covenants. As of July 31, 1996, no amounts were outstanding under the revolving demand loan.

     On January 31, 1996, the Company paid a note payable which related to a patent litigation settlement entered into in December 1993. The note represented the excess of the minimum obligation of the related patent litigation settlement for the year ended December 31, 1993. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

9.       Acquisition of Holoscan, Inc. including Holographic Technology

     The Company exercised its option to purchase all of the outstanding shares of common stock of Holoscan, Inc. on March 1, 1996 for $521, net of cash acquired. The Company purchased a 51% interest in Holoscan, Inc. in 1995 in the form of non-voting, convertible preferred stock for $360. Concurrent with the exercise of the above option, the Company converted the non-voting, convertible preferred stock of Holoscan to an equal number of shares of Holoscan, Inc. common stock and now owns 100% of Holoscan, Inc.

     The Company has consolidated the assets and liabilities and results of operations and cash flows of Holoscan, Inc. for the period March 1, 1996 to June 30, 1996. The amount by which the consideration paid by Metrologic for the acquisition exceeded Holoscan's identifiable assets less liabilities was recorded as holographic technology which is being amortized over ten years. For the period March 1, 1996 through June 30, 1996, $27 was recorded as amortization of the holographic technology.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements for the year ended December 31, 1995 appearing in the Company's Form 10-K for the year ended December 31, 1995 and the Form 10-Q for the three month period ended March 31, 1996. The Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 1996 and 1995 are unaudited.

     The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 80 foreign countries. Since 1991, the Company has experienced growth in revenues with a significant percentage of its revenues derived from international sales.

Results of Operations

Three Months Ended June 30, 1996 Compared with Three Months Ended June 30,
1995

     Sales increased $1,601,000 or 15.8%, to $11,757,000 in the three months ended June 30, 1996 from $10,156,000 in the three months ended June 30, 1995, principally as a result of an increase in market acceptance of the Company's hand-held and industrial scanners. Sales increased $1,415,000 in the three months ended June 30, 1996 from $10,342,000 in the three months ended March 31, 1996 primarily due to the Company's increased marketing and sales efforts. International sales accounted for $7,480,000 (63.6% of total sales) in the three months ended June 30, 1996 and $5,933,000 (58.4% of total sales) in the three months ended June 30, 1995. The increase in the percentage of international sales to total sales in the three months ended June 30, 1996 compared with the same period a year ago is primarily due to the Company's increase in sales to customers in Europe.

     One customer accounted for approximately 7.8% of total sales and another accounted for approximately 5.9% of total sales for the three months ended June 30, 1996. During the same period no other customer accounted for more than 5% of the Company's revenues.

     Cost of sales increased from $6,059,000 in the three months ended June 30, 1995 to $7,154,000 in the three months ended June 30, 1996, an 18.1%
increase, and cost of sales as a percentage of sales increased to 60.8% from 59.7% for the same period a year ago. Both the increase in the cost of sales and the increase in cost of sales as a percentage of sales were largely due to lower average unit selling prices on certain products compared with the same period a year ago.

     Selling, general and administrative expenses increased to $2,730,000 in the three months ended June 30, 1996 from $2,528,000 in the three months ended June 30, 1995, an 8.0% increase, and decreased as a percentage of sales from 24.9% to 23.2%. The increase was due primarily to increased expenditures on marketing and sales costs, including increased salaries resulting from the hiring of additional marketing personnel.

     Research and development expenses decreased from $784,000 in the three months ended June 30, 1995 to $774,000 in the three months ended June 30, 1996, and decreased as a percentage of sales from 7.7% to 6.6% for the three months ended June 30, 1995 and 1996, respectively. These decreases were primarily due to the increased expenditures associated with the development of holographic technology during the three months ended June 30, 1995, which were substantially completed as of March 31, 1996.

     Operating income increased 40.0% to $1,099,000 in the three months ended June 30, 1996 from $785,000 in the three months ended June 30, 1995, and operating income as a percentage of sales increased to 9.3% in the three months ended June 30, 1996 from 7.7% in the three months ended June 30, 1995.

     Other income decreased to $6,000 in the three months ended June 30, 1996 from $54,000 in the three months ended June 30, 1995. Other income consisted principally of interest income in the amount of $98,000 and $86,000 for the three months ended June 30, 1996 and 1995, respectively. For the three months ended June 30, 1996, interest income was offset by foreign currency transaction losses of $65,000 which were incurred by the Company's German subsidiary, Metrologic Instruments GmbH. The foreign currency losses resulted from the strengthening of the United States dollar compared to the German deutsche mark in the three months ended June 30, 1996.

     Net income increased 33.8% to $685,000 in the three months ended June 30, 1996 from $512,000 in the three months ended June 30, 1995. Net income reflects a 38.0% effective income tax rate in the second quarter of 1996 compared with 39.0% in the second quarter of 1995. The reduced effective income tax rate resulted primarily from increased tax benefits arising from the Company's foreign sales corporation, in accordance with the United States Internal Revenue Code, which effectively permits the Company to reduce its U.S. federal income tax liability resulting from sales to foreign customers.

Six Months Ended June 30, 1996 Compared with the Six Months Ended June 30, 1995.

     Sales increased $1,446,000 or 7.0%, to $22,099,000 in the first six months of 1996 from $20,653,000 in the first six months of 1995 principally as a result of an increase in market acceptance of the Company's hand-held and industrial scanners, and increased marketing and sales efforts. The sales volume increase in the first six months of 1996 was mitigated by increased competition in the point-of-sale ("POS")/retail laser bar code industry. International sales accounted for $13,385,000 (60.6% of total sales) for the first six months of 1996 and $11,903,000 (57.6% of total sales) for the first six months of 1995.

     One customer accounted for approximately 7.1% of total sales in the first six months of 1996. Another customer accounted for approximately 6.6% of total sales in the first six months of 1996. No other customer accounted for more than 5.0% of total sales for the first six months of 1996.

     Cost of sales increased to $13,425,000 in the first six months of 1996 from $11,585,000 in the first six months of 1995, a 15.9% increase. Cost of sales as a percentage of sales increased to 60.7% from 56.1%. These increases were due to decreased average selling prices of certain of the Company's products compared with the same period a year ago.

     Selling, general, and administrative expenses increased to $5,289,000 in the first six months of 1996 from $5,109,000 in the first six months of 1995, and decreased as a percentage of sales from 24.7% to 23.9%. The increase was primarily due to increased marketing and sales costs, including increased salaries resulting from the hiring of additional marketing personnel.

     Research and development expenses increased 8.5% to $1,571,000 in the first six months of 1996 from $1,448,000 in the first six months of 1995 and increased as a percentage of sales from 7.0% to 7.1% for the six months ended June 30, 1995 and 1996, respectively. This increase was due primarily to expenditures related to the development of holographic technology and products, and new POS laser scanners.

     Operating income decreased 27.8% to $1,814,000 in the first six months of 1996 from $2,511,000 in the first six months of 1995. Operating income as a percentage of sales decreased to 8.2% in the first six months of 1996 from 12.2% in the first six months of 1995. These decreases were principally due to the increase in selling, general and administrative and research and development expenses and reductions in the average unit selling prices of certain of the Company's products.

     Other income decreased to $93,000 in the first six months of 1996 from $189,000 in the first six months of 1995. Other income consisted principally of interest income in the amount of $227,000 and $223,000 for the first six months of 1996 and 1995, respectively. For the six months ended June 30, 1996, interest income was offset by foreign currency transaction losses of $78,000 incurred by the Company's German subsidiary due to the strengthening of the United States dollar compared to the German deutsche mark during the period.

     Net income decreased to $1,175,000 in the first six months of 1996 from $1,619,000 in the first six months of 1995.

Inflation and Seasonality

     Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future years will not be impacted by fluctuations in seasonal demand from European customers in its third quarter or from reduced production days in its fourth quarter.

Liquidity and Capital Resources

     As of June 30, 1996 and December 31, 1995, the Company's working capital was approximately $14,505,000 and $14,733,000, respectively.

     During the six months ended June 30, 1996, the Company satisfied its cash requirements of net cash used in operating activities, which decreased to $481,000 in the six months ended June 30, 1996 from $1,195,000 in the six months ended June 30, 1995, from its cash and cash equivalent funds. The cash used in operating activities in the six months ended June 30, 1996 primarily resulted from an increase in inventory which was financed by an increase in accounts payable and accrued expenses.

     The Company's primary uses of cash have been for operating expenses, research and development expenses, capital expenditures, investments in patents and trademarks and the acquisition of Holoscan, Inc. including holographic technology.

     Pursuant to the settlement of a patent lawsuit in December 1993, the Company is required to pay amounts based on gross sales commencing in 1993 for a 12 year period with an aggregate maximum of $7,500,000 and an aggregate minimum of $4,450,000, which was charged to net income in 1993. Annual minimum payment obligations are $375,000. In addition to such minimum obligations for 1996, the Company incurred approximately $255,000 pursuant to the settlement agreement during the six months ended June 30, 1996. On January 31, 1996, the Company paid a note payable relating to the patent litigation settlement which represented the excess of the minimum obligation for the year ended December 31, 1993.

     The Company's total deferred income tax asset (current and long-term) of approximately $2,933,000 is based upon cumulative temporary differences as of June 30, 1996, which provide approximately $6,819,000 of future income tax deductions against future taxable income. The temporary differences arise primarily from recording the patent lawsuit settlement as an expense for accounting purposes prior to receiving the related tax benefit.

     The Company is a party to an Amended and Restated Loan Agreement with Midlantic Bank, N.A. for an unsecured $5,000,000 revolving loan facility expiring on June 30, 1997. The revolving loan facility requires the Company to comply with certain financial covenants and other restrictions. As of July 31, 1996, the Company was in compliance with the financial covenants and no amounts were outstanding under this revolving loan facility.

     The Company also has a 500,000 deutsche mark (approximately $328,000 as of June 30, 1996) unsecured revolving credit facility with Bayerische Hypotheken-Und Wechsel-Bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of July 31, 1996, approximately $319,000 ($5,000 at June 30, 1996) was outstanding under this revolving credit facility.

     The Company's current plans for additional capital expenditures in 1996 include manufacturing automation equipment, office equipment and a newly integrated management information system, in the aggregate amount of approximately $800,000, and leasehold improvements and other costs relating to the Company's office and manufacturing facility expansion in the amount of approximately $300,000.

     The Company may be subject to losses as a result of foreign currency transactions. Accordingly, the Company's liquidity could be adversely affected by changes in foreign currency exchange rates.

     On March 1, 1996, the Company exercised its option under its March 1995 Option Agreement (as defined herein) with Holoscan, Inc. of San Jose, California and the holders of all of Holoscan's common stock and options and warrants to purchase common stock to acquire the outstanding equity securities of Holoscan, and made payments aggregating approximately $521,000. (See also Part II, Item 5. "Other Information.")

     The Company believes that its current cash and cash equivalents balances, along with cash generated from operations and the available revolving credit facilities with banks, will be adequate to fund the Company's operations through at least the next twelve months.

     The discussion in this Form 10-Q includes forward-looking statements based on current management expectations. Factors which would cause the results to differ from these expectations include the following: general economic conditions; competitive factors and pricing pressures; technological changes in the scanner industry; availability of patent protection for the Company's holographic scanners and other products; and market acceptance of the Company's new products.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 7, 1992, PSC, Inc. ("PSC"), a competitor of the Company, filed a lawsuit in the United States District Court for the Western District of New York (the "Court") against the Company, alleging that the Company's prior version of its MS900 series of hand-held scanners infringed a PSC patent. The complaint seeks an injunction and damages in an unstated amount. The Company filed a counterclaim for a declaratory judgment asserting that the PSC patent is invalid and that the Company's prior version of its MS900 series of hand-held scanners did not infringe such patent. On October 13, 1995, the Court interpreted the claims of the PSC patent in a patent infringement lawsuit filed by PSC against another competitor. Based upon that interpretation, it is the Company's belief that the MS900 series scanners do not infringe the subject patent. Accordingly, on October 20, 1995, Metrologic filed a motion seeking summary judgment of non-infringement. In response, the Court stayed this action, including the motion for summary judgment, pending the outcome of the appeal filed by PSC in the other patent infringement lawsuit. The Company redesigned its MS900 series of hand-held scanners in 1993 in an effort to avoid any interruption of sales which would result from the possibility of the entry of an injunction and to minimize any damage award that PSC might receive. While the Company believes that PSC will not prevail on this infringement claim with respect to the redesigned MS900 series of hand-held scanners, there can be no assurance that PSC will not prevail. While the amount of any potential damage award is presently unknown, the Company believes that an adverse decision in this action would not have a material adverse effect on the Company. However, patent damage awards are unpredictable and there can be no certainty with respect to the size of any such award.


Item 2.  Changes in Securities

              Not applicable.


Item 3.  Defaults upon Senior Securities

              Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 23, 1996. At such meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

     (1) Election of Janet H. Knowles to the Company's Board of Directors to serve as a Class III director to serve until the 1999 Annual Meeting of Stockholders or until her successor is elected and qualified.

         4,005,753 Affirmative     0    Negative
               950 Withheld        0    Abstentions and
                                         broker non-votes

     (2) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

         4,006,036 Affirmative     0    Negative
                 0 Withheld      667    Abstentions and
                                         broker non-votes

     The directors of the Company whose terms continue after the Annual Meeting of Stockholders referenced above are Lester Hill, C. Harry Knowles, and Stanton L. Meltzer.

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



                                       METROLOGIC INSTRUMENTS, INC.



Date: August 12, 1996           By:/s/ C. Harry Knowles
                                       C. Harry Knowles
                                       Chairman of the Board,
                                       President and Chief Executive Officer


Date: August 12, 1996           By:/s/Thomas E. Mills  IV
                                       Thomas E. Mills  IV
                                       Vice President Finance &
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                          EXHIBIT INDEX


Exhibit No.



11       Statement Regarding Computation of Per Share Earnings

27       Financial Data Schedule