Form 10-Q
period 1996-09-29
METROLOGIC INSTRUMENTS INC
filed 1996-11-15
CIK 815910

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            ----------

                            FORM 10-Q

(Mark One)

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 1996

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

As of October 31, 1996 there were 5,269,322 shares of Common Stock, $.01 par value per share, outstanding.

                   METROLOGIC INSTRUMENTS, INC.

                              INDEX

Part I - Financial Information

    Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           September 29, 1996 and December 31, 1995               3

           Condensed Consolidated  Statements of Operations -
           Three and Nine Months Ended September 29, 1996 and
           September 30, 1995                                     4

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 29, 1996 and
           September 30, 1995                                     5

           Notes to Condensed Consolidated Financial Statements   6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations        9

Part II - Other Information

    Item 1.   Legal Proceedings                                  13
    Item 2.   Changes in Securities                              14
    Item 3.   Defaults upon Senior Securities                    14
    Item 4.   Submission of Matters to a Vote of Security
              Holders                                            14
    Item 5.   Other Information                                  14
    Item 6.   Exhibits and Reports on Form 8-K                   15

Exhibit Index

              Statement Regarding Computation of Per Share
              Earnings.

              Financial Data Schedule

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   METROLOGIC INSTRUMENTS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
             (amounts in thousands except share data)

                                            September 29,       December 31,
                                                1996                1995
                                             (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                     $ 9,397             $12,065
 Accounts receivable, net of allowance of
  $550 and $224 in 1996 and 1995, respectively   7,766               6,924
 Inventory                                       6,528               3,456
 Deferred income taxes                           1,569               1,314
 Other current assets                              410                 506

Total current assets                            25,670              24,265

Property, plant and equipment, net               4,614               3,880
Patents and trademarks, net of amortization of
 $251 and $356 in 1996 and 1995, respectively      999                 878
Holographic technology, net of amortization of
 $47 and $0 in 1996 and 1995, respectively         762                 468
Security deposits and other assets                 548                 459
Deferred income taxes                            1,330               1,451

Total assets                                   $33,923             $31,401

Liabilities and stockholders' equity Current liabilities:
 Line of credit                                $     -             $   175
 Current portion of notes payable                  396                 390
 Accounts payable                                3,242               2,301
 Accrued expenses                                6,616               6,067
 Accrued legal settlement                          548                 599

Total current liabilities                       10,802               9,532

Notes payable, net of current portion              557                 817
Due to former officer, net of current portion        -                  84
Deferred income taxes                               29                  42
Accrued legal settlement                         2,719               3,000

Stockholders' equity Preferred stock, $.01 par value:
   authorized shares - 500,000
   issued shares - none                              -                   -
 Common stock, $.01 par value:
   authorized shares - 10,000,000
   issued and outstanding shares - 5,253,608
   in 1996 and 5,249,150 in 1995                    53                  52
 Additional paid-in capital                     14,857              14,807
 Retained earnings                               4,536               2,621
 Deferred compensation                            (19)                 (37)
 Translation adjustment                            389                 483

Total stockholders' equity                      19,816              17,926

Total liabilities and stockholders' equity     $33,923             $31,401


                     See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                Three Months Ended     Nine Months Ended
                                Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
                                  1996       1995       1996        1995
                                    (Unaudited)            (Unaudited)

Sales                           $11,525    $9,716     $33,624     $30,369
Cost of sales                     7,032     5,908      20,457      17,493

Gross profit                      4,493     3,808      13,167      12,876

Selling, general and administrative
 expenses                         2,502     2,646       7,791       7,755
Research and development
 expenses                           808       725       2,379       2,173

Operating income                  1,183       437       2,997       2,948

Other income (expense)
 Interest expense                   (29)      (61)        (85)       (121)
 Interest income                     94       114         321         337
 Other income (expense)             (55)        -        (133)         26
                                     10        53         103         242

Income before provision for
 income taxes                     1,193       490       3,100       3,190
Provision for income taxes          453       191       1,185       1,272

Net income                       $  740     $ 299     $ 1,915     $ 1,918

Net income per share             $ 0.14     $0.06     $  0.36     $  0.36

Weighted average number of
 shares used in computing net
 income per share             5,285,097 5,250,531   5,271,470   5,287,566


                    See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (amounts in thousands)

                                                          Nine Months Ended
                                                        Sept. 29     Sept. 30
                                                          1996         1995
                                                             (Unaudited)

Net cash (used in) provided by operating activities    $   (236)     $ 1,465

Investing activities:
Purchase of Holoscan, Inc. and holographic
 technology, net of cash acquired                          (521)        (332)
Purchase of equipment and building improvements          (1,235)      (1,145)
Expenditures on patents and trademarks                     (172)        (264)

  Net cash used in investing activities                  (1,928)      (1,741)

Financing activities:
Net proceeds from employee stock purchase plan
 and exercise of stock options                               42          208
Payments on line of credit                                 (170)           -
Payments of amounts due to former officer                  (150)        (150)
Principal payments of notes payable                        (134)           -
Capital lease payments                                     (120)         (89)

  Net cash used in financial activities                    (532)         (31)

Effect of exchange rate changes on cash                      28         (337)

Net decrease in cash                                     (2,668)        (644)

Cash and cash equivalents
  at beginning of period                                 12,065       11,925

Cash and cash equivalents
  at end of period                                     $  9,397      $11,281

Supplemental disclosure of cash flow information:

Cash paid for interest                                 $     56      $    38

Cash paid for income taxes                             $  1,947      $ 1,487

Capital lease obligations incurred                     $      -      $   531



                     See accompanying notes.

                  METROLOGIC INSTRUMENTS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands except share and per share data)
                           (Unaudited)

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

2.   Accounting Policies

Interim Financial Information

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results of interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1995.

3.   Inventory

     Inventory consists of the following:

                                        September 29,  December 31,
                                            1996           1995

         Raw materials                     $2,932         $1,698
         Work-in-process                    2,329          1,311
         Finished goods                     1,267            447

                                           $6,528         $3,456

4.       Net Income Per Share

         Net income per share is calculated based on net income and the weighted average number of common shares and common share equivalents outstanding during the three and nine months ended September 29, 1996 and September 30, 1995.

5.       Commitments and Contingencies

         The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents or other intellectual property of others.

         The Company is a party to a legal action alleging that the Company's prior version of one of its scanners infringed a patent held by another company. The Company has filed a counterclaim for a declaratory judgment asserting that the plaintiff's patent is invalid, and management believes that this action will not result in any material damages.

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

6.       Notes Payable

         The Company has an unsecured revolving demand loan with a commercial bank which allows for maximum borrowings of $5,000. The demand loan, which expires on June 30, 1997, bears interest at the bank's prime rate, which was 8.25% at September 29, 1996. The demand loan agreement requires the Company to comply with certain financial covenants and other restrictions. As of October 31, 1996, the Company was in compliance with such covenants and no amounts were outstanding under this revolving demand loan.

         On January 31, 1996, the Company paid a note payable which related to a patent litigation settlement entered into in December 1993. The note represented the excess of the minimum obligation pursuant to the related patent litigation settlement for the year ended December 31, 1993. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

7.       Acquisition of Holoscan, Inc. including Holographic Technology

         The Company exercised its option to purchase all of the outstanding shares of common stock of Holoscan, Inc. ("Holoscan") on March 1, 1996 for $521, net of cash acquired. The Company purchased a 51% interest in Holoscan in 1995 in the form of non-voting, convertible preferred stock for $360. Concurrent with the exercise of the above option, the Company converted its non-voting, convertible preferred stock of Holoscan to an equal number of shares of Holoscan common stock and now owns 100% of the outstanding capital stock of Holoscan.

         The Company has consolidated the assets and liabilities at September 29, 1996 and results of operations and cash flows of Holoscan for the period March 1, 1996 to September 29, 1996. The amount by which the consideration paid by the Company for the acquisition of Holoscan's convertible preferred stock, the conversion of the preferred stock to common stock and the purchase of all outstanding common stock exceeded Holoscan's identifiable assets less liabilities was recorded as holographic technology and is being amortized over ten years. For the period March 1, 1996 through September 29, 1996, $47 was recorded as amortization of the holographic technology.

         Pursuant to an option agreement entered into in March 1995 among the Company, Holoscan and the holders of all of Holoscan's outstanding common stock and options and warrants to purchase common stock (collectively, the "Holders"), the Company agreed to pay to each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. As of September 29, 1996, an aggregate of $4 had been paid to the Holders. Such payments in future periods will be considered additions to holographic technology and will be amortized over the remainder of the ten year period.

   (The remainder of this page is intentionally left blank.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-Q, the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1995 appearing in the Company's Form 10-K for the year ended December 31, 1995 and the Forms 10-Q for the three months ended March 31, 1996 and June 30, 1996. The Condensed Consolidated Financial Statements for the three and nine months ended September 29, 1996 and September 30, 1995 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs"), original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 80 foreign countries. Since 1991, the Company has experienced growth in revenues with a significant percentage of its revenues derived from international sales.

Results of Operations

Three Months Ended September 29, 1996 Compared with Three Months Ended September 30, 1995

         Sales increased 18.6% to $11,525,000 in the three months ended September 29, 1996 from $9,716,000 in the three months ended September 30, 1995, principally as a result of an increase in market acceptance of the Company's hand-held and fixed projection scanners. International sales accounted for $7,062,000 (61.3% of total sales) in the three months ended September 29, 1996 and $4,860,000 (50.0% of total sales) in the three months ended September 30, 1995. The increase in the percentage of international sales to total sales in the three months ended September 29, 1996 compared with the corresponding period in 1995 is primarily due to the Company's increased sales and marketing efforts abroad and the completion of shipments to a U.S. customer during the second quarter of 1996. Shipments to such U.S. customer had accounted for approximately 13% of total sales for the three months ended September 30, 1995.

         One customer accounted for approximately 6.6% of total sales for the three months ended September 29, 1996. During the same period, no other customer accounted for more than 5% of the Company's sales.

         Cost of sales increased 19.0% from $5,908,000 in the three months ended September 30, 1995 to $7,032,000 in the three months ended September 29, 1996. Cost of sales as a percentage of sales increased to 61.0% from 60.8% for the same period a year ago. These increases were due primarily to reductions in the average selling prices of certain of the Company's products.

         Selling, general and administrative expenses decreased 5.4% to $2,502,000 in the three months ended September 29, 1996 from $2,646,000 in the three months ended September 30, 1995 and decreased as a percentage of sales from 27.2% to 21.7%. These decreases were due to higher legal costs incurred in the three months ended September 30, 1995 compared to the corresponding period in 1996.

         Research and development expenses increased 11.4% from $725,000 in the three months ended September 30, 1995 to $808,000 in the three months ended September 29, 1996, but decreased as a percentage of sales from 7.5% to 7.0% for the three months ended September 30, 1995 and September 29, 1996, respectively. The increase in research and development expenses was due to salaries for additional research and development personnel hired in 1996, partially offset by the completion as of March 31, 1996 of expenditures associated with the initial development of holographic technology.

         Operating income increased 170.7% to $1,183,000 in the three months ended September 29, 1996 from $437,000 in the three months ended September 30, 1995, and operating income as a percentage of sales increased to 10.3% in the three months ended September 29, 1996 from 4.5% in the three months ended September 30, 1995.

         Other income decreased to $10,000 in the three months ended September 29, 1996 from $53,000 in the three months ended September 30, 1995. Other income for the three months ended September 29, 1996 and September 30, 1995 consisted of interest income of $94,000 and $114,000, respectively, offset by aggregate amounts of $84,000 and $61,000, respectively, which include interest expense in both periods and foreign currency transaction losses incurred by the Company's German subsidiary in the three months ended September 29, 1996.

         Net income increased 147.5% to $740,000 in the three months ended September 29, 1996 from $299,000 in the three months ended September 30, 1995. Net income reflects a 38.0% effective income tax rate in the third quarter of 1996 compared with 39.0% in the third quarter of 1995. The reduced effective income tax rate resulted primarily from increased tax benefits arising from the existence of the Company's foreign sales corporation which, in accordance with the United States Internal Revenue Code permits the Company to reduce its U.S. federal income tax liability on profits from sales to foreign customers.

Nine Months Ended September 29, 1996 Compared with Nine Months Ended September 30, 1995.

         Sales increased 10.7% to $33,624,000 in the first nine months of 1996 from $30,369,000 in the first nine months of 1995 principally as a result of an increase in market acceptance of the Company's hand-held and fixed projection scanners and increased marketing and sales efforts. International sales accounted for $20,447,000 (60.8% of total sales) for the first nine months of 1996 and $16,764,000 (55.2% of total sales) for the first nine months of 1995.

         One customer accounted for approximately 6.1% of total sales in the first nine months of 1996. Two other customers accounted for approximately 5.6% and 5.4%, respectively of total sales in the first nine months of 1996. No other customer accounted for more than 5.0% of total sales for the first nine months of 1996.

         Cost of sales increased 16.9% to $20,457,000 in the first nine months of 1996 from $17,493,000 in the first nine months of 1995. Cost of sales as a percentage of sales increased to 60.8% from 57.6%. These increases were due primarily to reductions in the average selling prices of certain of the Company's products.

         Selling,   general,  and  administrative  expenses  increased  0.5%  to
$7,791,000 in the first nine months of 1996 from $7,755,000 in the first nine months of 1995 and decreased as a percentage of sales from 25.5% to 23.2%.

         Research and development expenses increased 9.5% to $2,379,000 in the first nine months of 1996 from $2,173,000 in the first nine months of 1995 but decreased as a percentage of sales from 7.2% to 7.1% for the nine months ended September 30, 1995 and September 29, 1996, respectively. The increase was due primarily to salaries for additional research and development personnel hired during the nine months ended September 29, 1996, which were partially offset by the completion as of March 31, 1996 of expenditures associated with the initial development of holographic technology.

         Operating income increased 1.7% to $2,997,000 in the first nine months of 1996 from $2,948,000 in the first nine months of 1995. Operating income as a percentage of sales decreased to 8.9% in the first nine months of 1996 from 9.7% in the first nine months of 1995.

         Other income decreased to $103,000 in the first nine months of 1996 from $242,000 in the first nine months of 1995. Other income for the nine months ended September 29, 1996 and September 30, 1995 consisted of interest income of $321,000 and $337,000, respectively, offset by aggregate amounts of $218,000 and $95,000, respectively, which includes interest expense and foreign currency transaction losses and gains incurred by the Company's German subsidiary.

         Net income decreased to $1,915,000 in the first nine months of 1996 from $1,918,000 in the first nine months of 1995. Net income reflects a 38.0% effective income tax rate in the nine months ended September 29, 1996 compared with 40.0% in the corresponding period in 1995. The reduced effective income tax rate resulted primarily from increased tax benefits arising from the existence of the Company's foreign sales corporation which, in accordance with The United States Internal Revenue Code, permits the Company to reduce its U.S. federal income tax liability on profits from sales to foreign customers.

Inflation and Seasonality

         Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future years will not be impacted by fluctuations in seasonal demand from European customers in its third quarter or from reduced production days in its fourth quarter.

Liquidity and Capital Resources

         As of September 29, 1996 and December 31, 1995, the Company's working capital was approximately $14,868,000 and $14,733,000, respectively.

         During the nine months ended September 29, 1996, the Company used net cash of $236,000 compared with funds provided of $1,465,000 in operating activities for the nine months ended September 30, 1995. The cash used in operating activities in the nine months ended September 29, 1996 primarily resulted from an increase in inventory and accounts receivable which was partially financed by an increase in accounts payable and accrued expenses.

         The Company's primary uses of cash have been for operating expenses, research and development expenses, capital expenditures, investments in patents and trademarks and the acquisition of Holoscan including its holographic technology.

         Pursuant to the settlement of a patent lawsuit in December 1993, the Company is required to pay amounts based on gross sales commencing in 1993 for a 12 year period with an aggregate maximum of $7,500,000 and an aggregate minimum of $4,450,000, which minimum amount was charged to net income in 1993. Annual minimum payment obligations are $375,000. In addition to such minimum obligations for 1996, the Company incurred approximately $334,000 pursuant to the settlement agreement during the nine months ended September 29, 1996. On January 31, 1996, the Company paid a note payable relating to the patent litigation settlement which represented the excess of the minimum obligation for the year ended December 31, 1993.

         The Company's total deferred income tax asset (current and long-term) of approximately $2,899,000 is based upon cumulative temporary differences as of September 29, 1996, which provide approximately $6,743,000 of future income tax deductions against future taxable income. The temporary differences arise primarily from recording the patent lawsuit settlement as an expense for accounting purposes prior to receiving the related tax benefit.

         The Company has an unsecured revolving demand loan with PNC Bank, NA which allows for maximum borrowings of $5,000,000. The demand loan requires the Company to comply with certain financial covenants and other restrictions. As of October 31, 1996, the Company was in compliance with the financial covenants and no amounts were outstanding under this facility.

         The Company also has a 500,000 deutsche mark (approximately $328,000
as of September  29,  1996)  unsecured   revolving  credit  facility  with
Bayerische Hypotheken-Und Wechsel-Bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of October 31, 1996, approximately $152,000 ($0 at September 29, 1996) was outstanding under this revolving credit facility.

         The Company's current plans for additional capital expenditures in the 1996 fiscal year include manufacturing automation equipment and office equipment in the aggregate amount of approximately $500,000.

         The Company may be subject to losses as a result of foreign currency transactions. Accordingly, the Company's liquidity could be adversely affected by changes in foreign currency exchange rates.

          On March 1, 1996, the Company exercised its option under its March 1995 Option Agreement (as defined herein) with Holoscan to acquire the outstanding equity securities of Holoscan and made payments aggregating approximately $521,000. (See also Part II, Item 5. "Other Information.")

         The Company believes that its current cash and cash equivalents, along with cash generated from operations and its revolving credit facilities, will be adequate to fund the Company's operations through at least the next 12 months.

         The discussion in this Form 10-Q includes forward-looking statements based on current management expectations. Factors which would cause the results to differ from these expectations include the following: general economic conditions; competitive factors and pricing pressures; technological changes in the scanner industry; availability of patent protection for the Company's holographic scanners and other products; possible patent litigation between the Company and a competitor if the current negotiations are unsuccessful (see Condensed Consolidated Financial Statements Note 5); and market acceptance of the Company's new products.

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


Item 4.  Submission of Matters to a Vote of Security Holders

              Not applicable.


Item 5.  Other Information

         In March 1995, the Company, Holoscan and the Holders entered into a stock purchase agreement (the "Stock Purchase Agreement") and an option agreement (the "Option Agreement"). Pursuant to the terms of the Stock Purchase Agreement, the Company purchased, for $360,000, shares of Holoscan's convertible preferred stock. The Company elected to convert these shares of convertible preferred stock into shares of common stock on March 1, 1996, resulting in the Company's ownership of 51% of Holoscan's outstanding common stock. Pursuant to the Option Agreement, the Holders granted the Company an option to acquire from each Holder the equity securities of Holoscan owned by such Holder. On March 1, 1996, the Company exercised its option under the Option Agreement and acquired the remaining 49% of the outstanding Holoscan common stock and other outstanding equity securities of Holoscan from the Holders. As a result, Holoscan is a wholly-owned subsidiary of the Company. In addition, the Company agreed to pay to each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. As of September 29, 1996, the Company has paid an aggregate of $4,000 to the Holders pursuant to the Option Agreement. (See also
Part I, Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   Exhibit Number

                        11   Statement Regarding Computation of Per
                             Share Earnings.

                        27   Financial Data Schedule.

               (b) Reports on Form 8-K.

                   No reports on Form 8-K were filed during the quarter ended September 29, 1996.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                       METROLOGIC INSTRUMENTS, INC.



Date: November 13, 1996                By:/s/ C. Harry Knowles
                                       C. Harry Knowles
                                       Chairman of the Board,
                                       President and Chief Executive Officer


Date: November 13, 1996                By:/s/Thomas E. Mills  IV
                                       Thomas E. Mills  IV
                                       Vice President Finance &
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                          EXHIBIT INDEX


Exhibit No.



11       Statement Regarding Computation of Per Share Earnings

27       Financial Data Schedule