Form 10-K405
period 1996-12-31
METROLOGIC INSTRUMENTS INC
filed 1997-03-31
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996, or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
   ________

                         Commission file number 0-24712

                          METROLOGIC INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                      22-1866172
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  90 Coles Road, Blackwood, New Jersey                        08012
(Address of principal executive offices)                   (Zip Code)

                            (609) 228-8100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 Per Share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 was $18,172,522, calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 21, 1997 there were 5,307,518 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the following documents are incorporated herein by reference:

Part III - The Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

                                     PART I

Item 1.  Business

Introduction

Metrologic Instruments, Inc. (the "Company") designs, manufactures and markets bar code scanning equipment incorporating laser and holographic technology. These scanners rapidly, accurately and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems. The Company's principal laser scanner products are hand-held scanners, fixed projection scanners, in-counter scanners and industrial scanners. The Company's marketing efforts are also currently focused on additional products, including wireless scanner interfaces, holographic scanners, hand-mounted scanners, which provide hands-free scanning capability, and laser engines, which perform scanning functions in products manufactured by others. The Company is vertically integrated, designing and manufacturing its own optics, optical coatings, magnetic and inductive electronic components and fabricated parts.

The Company was incorporated in New Jersey in May 1969 as a successor to a sole proprietorship, which commenced operations in 1968. The Company's executive and administrative offices are located at 90 Coles Road, Blackwood, New Jersey 08012. The Company's telephone number is 609-228-8100. One of the Company's wholly-owned subsidiaries, Metrologic Instruments GmbH, is a sales, distribution, service, repair and stocking facility located near Munich, Germany.

On March 1, 1996, the Company elected to convert its shares of convertible preferred stock of Holoscan, Inc. ("Holoscan"), a designer of optical scanners using high-efficiency holography, into common stock and elected to exercise its option to acquire all of the outstanding equity securities of Holoscan from the holders thereof . As a result, Holoscan is now a wholly-owned subsidiary of the Company. See "Research and Product Development" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company's Products

The Company's scanners use solid state visible-laser-diodes and incorporate custom integrated circuits and surface mount components for virtually all of their electronics. In addition, the Company's scanners use proprietary software, such as ScanSet(R) software and the ScanSelect(TM) bar code booklet program, which allow the end-user to reconfigure and program the scanners' performance characteristics. These programs also permit the scanner to read commonly used bar codes and to perform a variety of other functions. In addition, the Company's interpretive and decode software provide the capability of high speed and aggressive decoding. The Company's scanners interface into most computers, cash registers and portable data terminals.

Bar code laser scanners are the Company's predominant products and accounted for 92.0%, 93.5% and 87.8% of the Company's sales in 1996, 1995 and 1994, respectively. The following bar code laser scanners historically have accounted for a substantial portion of the Company's product revenues.

Hand-Held Scanners. Since late 1990, the Company has offered for sale its MS900 Series of hand-held triggerless scanners. These scanners generally are used in retailing, libraries, industrial warehousing, production lines and commercial applications because of their low cost, size and versatility. Using infrared motion sensor detectors, the MS900 Series turns on automatically and can be manually presented to a bar code or fixed mounted and used as a stationary scanner. These scanners can automatically read and discriminate among all commonly used bar code symbols. Originally positioned to compete directly with other low cost bar code reading devices such as the charge coupled device ("CCD") and the light pen, the MS900 Series also competes in a class of more expensive high performance scanners due to its performance and reliability.


Fixed Projection Scanners. Since 1990, the Company has offered for sale its MS700 Series of high performance fixed projection scanners. By projecting a pattern of multiple laser lines at very high speeds, the MS700 Series is capable of reading bar codes presented in multiple directions or "omnidirectionally." These scanners are generally mounted on the top of a counter and are used in high volume retail stores and outlets, magazine distribution and processing centers, libraries and other applications where greater scanning throughput is required.

In-counter Mini-Slot(R) Scanners. Since 1985 the Company has offered for sale its in-counter Slot scanners. The Company's MS800 Series of in-counter Mini-Slot(R) scanners has been offered for sale since 1991 and was developed for supermarket, discount and specialty stores which require high-throughput scanning but have limited space in which to work.

Omnidirectional Hand-Held Scanners. The Company introduced the MS6720 in 1996, the first in a series of multi-purpose scanners. By incorporating omnidirectional scanning technology into hand-supportable housing, these scanners offer ergonomic hand-held scanning and fixed presentation throughput. The MS6720 is positioned on a unit sales price basis between the Company's cost-effective MS900 Series and high-performance fixed presentation MS700 scanners.

Industrial Scanners. Since 1991, the Company has offered for sale its TECH series of scanners. These scanners generally are used in conveyor belt or other industrial applications requiring automated scanning capability. The TECH series is designed to withstand the rigors associated with equipment used in industrial environments and may be mounted in any orientation, giving the end-user installation flexibility. Other industrial products include ScanQuest(R) engines, ScanGlove(R) scanners and ScanKey(TM) scanners. In May 1996, the Company introduced its new HoloTrak(TM) line of holographic scanners. These scanners utilize proprietary Metrologic technology to offer increased scanning performance at a more affordable price than similar fixed omnidirectional scanners on the market. The HoloTrak(TM) line is designed to increase user efficiency and productivity in high volume package-handling situations. The HoloTrak(TM) scanners would typically be mounted above work areas and loading doors to allow "walk-under scanning," or hands-free unattended high-speed conveyor belt scanning in industrial and package sortation applications.

Research and Product Development

The Company conducts its own engineering programs for the purposes of developing new products, improving its existing products' reliability, ergonomics and performance and reducing manufacturing and support costs. The Company is engaged in continuous development programs in the areas of optics, holography, electronics, radio-frequency interfacing, automated manufacturing methods and mechanics. Effective in December 1994, the Company and Holoscan entered into a development agreement (the "Development Agreement") pursuant to which the parties agreed to jointly develop holographic scanners. Pursuant to the terms of the Development Agreement, the Company made payments to Holoscan through December 1995 in order to assist Holoscan in researching and developing a laser scanner incorporating holographic technology (the "Technology").

In March 1995, the Company, Holoscan and the holders of all of Holoscan's outstanding common stock and options and warrants to purchase common stock (collectively, the "Holders") entered into a stock purchase agreement (the "Stock Purchase Agreement") and an option agreement (the "Option Agreement"). Pursuant to the terms of the Stock Purchase Agreement, the Company purchased, in monthly installments through November 1995, shares of Holoscan's convertible preferred stock, convertible at the option of the holder into shares of Holoscan's common stock on a one-for-one basis. The Company elected to convert these shares of convertible preferred stock into shares of common stock on March 1, 1996, resulting in the Company's ownership of 51% of the outstanding Holoscan common stock. Pursuant to the Option Agreement, the Holders granted the Company an option to acquire from each Holder the equity securities of Holoscan owned by such Holder. In addition, the Company agreed to pay to each Holder, through 1998, a royalty based on the Company's sales of certain holographic laser scanners. On March 1, 1996, the Company exercised its option under the Option Agreement and acquired the remaining 49% of the outstanding Holoscan common stock and other outstanding equity securities of Holoscan from the Holders. As a result, Holoscan is a wholly-owned subsidiary of the Company. For a discussion of the amounts paid to Holoscan and the Holders in connection with the Development Agreement, the Stock Purchase Agreement and the Option Agreement, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During 1996, 1995 and 1994, the Company spent (in thousands) approximately $3,110, $3,024, and $1,765, respectively, on research and development activities.

Sales and Marketing

The Company sells its products through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users located throughout the world. Metrologic Instruments GmbH provides sales, distribution and service support to the Company's European customers and sells through distributors, VARs and OEMs and directly to end-users located in Europe. In January 1995, the Company opened a sales office in Caracas, Venezuela through an independent representative.

The Company has contractual relationships with numerous distributors and dealers and a limited number of OEMs, VARs and end-users. OEMs purchase the Company's products, incorporate them into their systems and sell them under their own names. VARs purchase the Company's products and other peripheral components needed for specific applications and sell them directly to end-users. By utilizing multiple distribution channels, the Company has been able to expand its market presence, broaden its distribution network and sell to industries other than those serviced by the Company's direct sales force.

As of December 31, 1996, the Company had (in thousands) approximately $5,149 in backlog orders, including $1,802 in backlog orders attributable to Metrologic Instruments GmbH. All of such backlog orders are anticipated to be filled prior to December 31, 1997. As of December 31, 1995, the Company had approximately $4,825 in backlog orders, including $416 in backlog orders attributable to Metrologic Instruments GmbH, all of which were filled during the 1996 fiscal year.

The Company normally extends 30-day payment terms to its domestic customers and generally longer payment terms consistent with the customs of the countries of its foreign customers. Actual payment terms vary but generally do not exceed 90 days.

The following table sets forth certain information as to the Company's sales by geographical location: (amounts in thousands)

                                          Year Ended December 31,
                                    1994            1995           1996

         North America........... $13,481         $18,387        $17,445
         Europe..................  18,646          18,470         23,466
         Rest of World...........   3,833           4,706          6,060
                                  -------         -------        -------
         Total................... $35,960         $41,563        $46,971

For a discussion of additional financial information by geographical area, see
Note 14 of the Notes to Consolidated Financial Statements.

Foreign sales of the Company's products are subject to the normal risks of foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions. The Company's international sales are invoiced in U.S. dollars and various European currencies and are thus subject to currency exchange fluctuations. Since the Company's products are manufactured in the United States, the Company's sales and results of operations are routinely affected by fluctuations in the value of the U.S. dollar.

Competition

The bar code scanning industry is highly competitive. The Company encounters competition primarily from manufacturers in the United States, Japan, Taiwan, Italy, and the Netherlands. The Company's scanners compete primarily with those produced by Accu-Sort Systems, Inc., Intermec Corp., Microscan Systems, Inc., NCR Corporation, Norand Corporation, PSC, Inc., Symbol Technologies, Inc., Welch Allyn Inc. and others in the United States as well as Scantech located in the Netherlands, Datalogic, Inc. located in Italy, and Nippondenso ID Systems, Opticon, Inc. and several other manufacturers located in Asia. While many of the Company's competitors are much larger and have greater financial, technical, marketing and other resources than the Company, the Company believes that it competes on the basis of price, quality, service and product performance.

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 23 U.S. patents, which expire between 2003 and 2014, and two foreign patents, which expire in 2005 and 2007, respectively. The Company has filed additional patent applications in the U.S. Patent and Trademark Office and in foreign patent offices with respect to product improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), ScanSet(R), ScanGlove(R), ScanPal(R), Mini-Slot(R), Liberty (R), and ScanQuest(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark applications including HoloTrak(TM), Handset(TM), and Varside(TM) in both the United States and abroad, for other marks it is using. The Company intends to continue to file applications for U.S. and foreign patents. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

The Company regards its software as proprietary and attempts to safeguard it with protection under copyright and trade secret law and nondisclosure agreements. Despite this protection, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets. Computer software generally has not been patented and existing copyright laws afford only limited practical protection. The laws of foreign countries generally do not protect the Company's proprietary rights in its products to the same extent as the laws of the United States. In addition, the Company may experience more difficulty in enforcing its proprietary rights in certain foreign jurisdictions.

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents ("the Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and agreed to pay another $1 million in quarterly installments of $125,000, over two years. The Company financed the $1 million payment with a five-year term note with its primary bank. The Symbol Agreement also contains purchase provisions under which Symbol agrees to purchase and the Company agrees to sell certain products and limited modifications thereof for a stated period of time.

In connection with the settlement of a December 1993 patent lawsuit with Symbol, the Company agreed to make payments to Symbol through December 31, 2004. As a result of the patent lawsuit, the Company redesigned its hand-held scanners to convert them from a triggered version to a triggerless version. In connection with the Symbol Agreement dated December 1996, Symbol amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7.5 million to approximately $5.1 million. For additional information concerning the settlement, see Note 11 of the Notes to Consolidated Financial Statements. For information concerning the Company's involvement in other patent litigation, see Item 3 - "Legal Proceedings."

Manufacturing and Suppliers

The Company manufactures all of its products at its Blackwood, New Jersey headquarters, enabling the Company to quickly adapt and enhance its products and services to meet specific customer requirements. This capability also reduces the length of the new product development cycle and speeds the integration of new products into manufacturing. Product quality assurance is achieved by an experienced workforce. The Company utilizes material requirements planning and schedules its production to manage inventory levels and meet customer delivery demands.

The Company has invested and will continue to invest in capital production equipment and tooling that will automate production, increase capacity and reduce direct labor costs. The Company utilizes four computerized printed circuit board surface mount component pick-and-place machines. The Company uses a computer-based, high-speed coil winder and an automated soldering station for the production of transformers, inductors and other magnetic components. The Company uses four computer-controlled machine tools for automated production of mechanical and optical components. The Company uses three computerized vacuum-deposition chambers to coat its filters, mirrors and lenses, and high-speed robotic glass forming machines. Computer-operated equipment is used for testing printed circuit assemblies as well as the final products to assure repeatable, reliable performance and accurate data collection for monitoring and analysis. The Company has in operation a holographic scanning disc engineering and production facility with the capability to design and manufacture high volumes of holographic scanners.

The Company believes that by forming long-term relationships with suppliers that share its commitment to quality, on-time delivery, and cost effectiveness, it has been able to increase its product value to its customers. The Company does not believe that the loss of any one supplier would have a material adverse effect on its business, although set-up costs and delays would result if the Company were required to change any single supplier without adequate prior notice.

Government Regulations

The Company and its products are subject to regulation by various agencies both in the United States and in the countries in which its products are sold. The Food & Drug Administration's Center for Devices and Radiologic Health regulates laser safety in the United States, and in Canada, laser safety is regulated by the Health Protection Branch. In addition, the Occupational Safety and Health Administration and various state and municipal government agencies have promulgated regulations concerning working condition safety standards in connection with the use of lasers in the workplace. Radio emissions are the subject of governmental regulation in all countries in which the Company currently sells its products. The Company also submits its products for product safety certification in the United States and Canada by the nationally recognized testing laboratories, the Underwriters Laboratories, Inc. and the Canadian Standards Association, respectively.

The European countries in which the Company's products are sold also have standards concerning electrical and laser safety and electromagnetic compatibility and emissions. The Company's products comply with the European standards regarding electromagnetic compatibility, allowing these products to bear the CE mark.

The Company believes that it is currently in compliance with all of the regulations to which it and its products are subject. There can be no assurance, however, that governmental agencies will not require the Company to modify its products or working conditions and, if so required, that the Company would be able to make such modifications. Failure by the Company to comply with any regulation or standard could have a material adverse effect on the Company.

Employees

As of December 31, 1996, the Company had 378 full-time employees of whom 46 were executive and administrative personnel, 33 were sales, marketing and customer service personnel, 73 were technical personnel, 194 were manufacturing personnel and 32 were factory support personnel. Of these employees, 32 were located in Europe. In addition, as of December 31, 1996, the Company had 10 part-time employees, 4 of whom were located in Europe. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationships with its employees are good.

Item 2.  Properties

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board, President and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company. Under a lease agreement entered into on April 1, 1994, the Company has leased the building for a term of five years and has an option to renew the lease for an additional five year term. The initial annual rent under the lease for the first year was $356,440 and increases annually at a rate of 4.5%. An expansion of the facilities consisting of an additional 51,000 square feet was completed in October 1995, which has increased the building to an aggregate of 113,000 square feet. The expanded space is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The total lease rate as of April 1, 1997 will be approximately $61,400 per month, excluding taxes and insurance. The Company believes that its facilities will adequately meet its needs for the foreseeable future. The Company's former offices and factory in Bellmawr, New Jersey are no longer utilized for operations and are currently for sale. In addition, the Company leases an office in Germany. The sales office in Venezuela is leased from a third party by an independent representative of the Company.

As of March 1, 1996, Holoscan is a wholly-owned subsidiary of the Company. Holoscan leases an office and research facility in Morgan Hill, California.

Item 3.  Legal Proceedings

On July 7, 1992, PSC, Inc. ("PSC"), a competitor of the Company, filed a lawsuit in the United States District Court for the Western District of New York (the "Court") against the Company alleging that the Company's prior version of its MS900 series of hand-held scanners infringed a PSC patent. The complaint seeks an injunction and damages in an unstated amount. The Company filed a counterclaim for a declaratory judgment asserting that the PSC patent is invalid and that the Company's prior version of its MS900 series of hand-held scanners did not infringe such patent. On October 13, 1995, the Court interpreted the claims of the PSC patent in a patent infringement lawsuit filed by PSC against another competitor. Based upon that interpretation, it is the Company's belief that the MS900 series scanners do not infringe the subject patent. Accordingly, on October 20, 1995, the Company filed a motion for summary judgment of non-infringement. In response, the Court stayed this action, including the motion for summary judgment of non-infringement, pending the outcome of the appeal filed by PSC in the other patent infringement lawsuit. On January 17, 1997, the United States Court of Appeals for the Federal Circuit ("the CAFC") handed down its decision in the appeal upholding the Court's decision against PSC and its interpretation of the claims. Following this decision by the CAFC, the Company has negotiated a settlement with PSC of the patent infringement claims. Under the terms of this settlement, no monies will be paid by either party and PSC's infringement claims against the Company will be dismissed with prejudice. The Company's claim for invalidity will be dismissed without prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 31, 1997 are as follows:

Name                 Age    Position

C. Harry Knowles*    68     President and Chief Executive Officer

Janet H. Knowles*    55     Vice President, Administration, Secretary and
                             Treasurer

Dr. Leroy D. Dickson 62     Vice President, Optical Engineering, Metrologic
                             Instruments, Inc. and President and Chief
                             Operating Officer, Holoscan, Inc.

Dale M. Fischer      56     Vice President, International Sales

Thomas E. Mills IV   37     Vice President, Finance and Chief Financial Officer

Benny A. Noens       49     Vice President, European Sales, and Managing
                             Director, Metrologic Instruments GmbH

John L. Patton       51     Director, Human Resources

William G. Smeader   58     Vice President, Manufacturing

Kevin P. Woznicki    43     Vice President, North American Sales
----------
* Mr. and Mrs. Knowles are husband and wife.

The Company's executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

C. Harry Knowles is the founder of the Company and has been Chairman of the Board of Directors since its inception in 1969. Mr. Knowles served as President of the Company from its inception through 1982 and has served as President and Chief Executive Officer since 1985. In addition, Mr. Knowles served as chief technical officer with responsibility for all of the Company's research and development activities from 1982 to 1985. Since 1988, Mr. Knowles has also served as a Managing Director of Metrologic Instruments GmbH. Prior to founding the Company, Mr. Knowles was the general manager of Westinghouse Electric Corporation's integrated circuits division in Elkridge, Maryland.

Janet H. Knowles was a director of the Company from 1972 to 1984 and has served as a director since 1986. Mrs. Knowles served as Vice President, Administration from 1976 to 1983 and has served in that capacity since 1984, as Treasurer since 1994 and as Secretary since 1984. Mrs. Knowles is responsible for the Company's administrative matters.

Dr. Leroy D. Dickson has served as the Company's Vice President, Optical Engineering since January 14, 1997. He is also the President and Chief Operating Officer of Holoscan, Inc., a wholly-owned subsidiary of the Company. Dr. Dickson is a co-founder of Holoscan, a company that was established in 1993 to develop holographic bar code scanners. Dr. Dickson served as Chairman, Chief Executive Officer and President of Holoscan, Inc. until March 1996, the date of the acquisition.Prior to 1993, Dr. Dickson spent 24 years with IBM developing optical technology and laser scanning systems, including IBM's holographic supermarket scanners.

Dale M. Fischer served as the Company's Director of International Marketing and Sales from 1990 to 1993 and has served as Vice President, International Sales since 1994. From 1989 to 1990, Mr. Fischer was Chairman of Great Valley Corporation, a worldwide marketing and product development company. From 1967 until 1988, Mr. Fischer held several positions with TRW Electronics Component Group ("TRW"), most recently as International Marketing, Sales and Licensing Director. Mr. Fischer was responsible for marketing and sales of TRW products in more than 50 countries and was responsible for the implementation of a joint venture in Japan and the establishment of seven technology and manufacturing licenses throughout the world. Mr. Fischer has also served as President of Dalex International Corporation, a company devoted to export/import and worldwide market development.

Thomas E. Mills IV is a certified public accountant and has been the Company's Chief Financial Officer since May 1994 and Vice President, Finance since June 1995. Mr. Mills was employed by Ferranti International, Inc. from 1986 to April 1994 in various positions, most recently as Senior Vice President, U.S. Operations. Prior to his employment with Ferranti International, Inc., Mr. Mills was employed by KPMG Peat Marwick in various positions from 1981 to 1986, most recently as Audit Manager.

Benny A. Noens served as the Company's European Sales Manager from 1991 to 1993 and has served as Vice President, European Sales since 1994. In addition, Mr. Noens has been Managing Director of Metrologic Instruments GmbH since 1994. From 1980 until 1991, Mr. Noens held several positions with Data General Corporation, including serving in Latin America as Marketing and Distribution Manager. Prior to his employment at Data General, Mr. Noens managed C.T. Janer Co., an import/export company located in Rio de Janiero, Brazil.

John L. Patton served as the Company's Human Resources Manager from 1993 to 1996 and has served as Director, Human Resources since December 1996. From 1988 to February 1993, he was employed as a human resources consultant with the Gordon Walls Company and from 1984 to 1988, he was employed as human resources manager at TRW, IRC Division . From 1979 to 1984 he held the position of Personnel Manager at Oral B Laboratories.

William G. Smeader served as the Company's Director of Manufacturing from 1988 to 1993 and has served as its Vice President, Manufacturing since 1994. From 1964 to 1987, he was employed by Leeds and Northrup, a manufacturer of industrial instrumentation controls and a unit of General Signal Corporation, where he held several positions including Engineering Manager of New Product Development, Manager of New Product Introductions, Purchasing Manager, Director of Advanced Business Development and Director of Materials and MIS Systems.

Kevin P. Woznicki served as the Company's Director of Marketing from August 1995 to July 1996, Vice President of Marketing from August 1996 to November 1996, and Vice President, North American Sales since December 1996. From 1994 to July 1995, he was employed by Franklin Electronic Publishing as North American Sales Manager. From 1988 to 1994 he was employed by SL Waber, Inc., a manufacturer of portable power protection devices, where he held several positions including Vice President, General Manager of the business products division and Vice President, Sales and Marketing.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The common stock of the Company, par value $.01 per share ("Common Stock") is traded on The Nasdaq Stock Market under the symbol "MTLG." The following table sets forth, for the indicated periods, the high and low closing prices of the Company's Common Stock as reported by Nasdaq:

                                                   High           Low

      September 29, 1994 (effective date of
      the Company's initial public offering)
      to September 30, 1994                       $11 3/4        $10
      October to December 1994                    $15 3/4        $10 3/4

      January to March 1995                       $20 3/4        $15
      April to June 1995                          $18 3/8        $ 8 1/2
      July to September 1995                      $10 1/2        $ 7 3/8
      October to December 1995                    $10 3/4        $ 9 1/4

      January to March 1996                       $13 1/4        $ 9 3/8
      April to June 1996                          $13            $11
      July to September 1996                      $13 1/2        $11 1/4
      October to December 1996                    $16 1/2        $13 1/4

On March 21, 1997 there were 171 stockholders of record of Common Stock.

The Company declared dividends of $400,000 in March 1994 and $540,000 in June 1994 on account of S Corporation taxable earnings, which were taxed at the stockholder level. On September 29, 1994, the Company declared dividends to stockholders of record on such date in the aggregate amount of $1,561,000 on account of previously undistributed S Corporation taxable earnings through December 31, 1993, which were taxed at the stockholder level. Of such dividends, $780,500 was paid by seven-year notes of the Company and $780,500 was paid in cash contemporaneously with the consummation of the Company's initial public offering on October 6, 1994. In addition, on September 29, 1994, the Company declared a dividend payable to stockholders of record on such date in the amount of $735,000 on account of S Corporation taxable earnings, which were taxed at the stockholder level. The Company has not declared dividends on its Common Stock since September 1994.

The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Any determination to pay dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Consolidated Financial Data
                                            Year ended December 31,
                              -------------------------------------------------
                                   1992     1993      1994      1995      1996
                              ---------- -------- --------- --------- ---------
Statement of Operations Data:   (In thousands, except share and per share data)

Sales                             17,031   23,682    35,960    41,563    46,971
Cost of sales                     11,215   14,666    20,633    24,092    28,799
                              ---------- -------- ---------  -------- ---------
Gross profit                       5,816    9,016    15,327    17,471    18,172

Selling,  general and
  administrative expenses          3,349    4,709     7,830    10,589    10,505
Research and development
  expenses                         1,253    1,516     1,765     3,024     3,110
                              ---------- -------- --------- --------- ---------
Operating income                   1,214    2,791     5,732     3,858     4,557

Settlement of patent litigation
  and related legal costs           (116)  (5,002)        -         -         -

Other income (expense),  net        (144)    (489)     (242)      353       221
                              ---------- -------- --------- --------- ---------
Income (loss) before provision
  (benefit)for income taxes(1)      954    (2,700)    5,490     4,211     4,778

Provision (benefit)for
  income taxes                      108      (273)     (333)    1,669     1,803
                              --------- --------- --------- --------- ---------
Net income (loss)                   846    (2,427)    5,823     2,542     2,975
                              ========= ========= ========= ========= =========
Pro forma adjustment
  (unaudited)(2) Provision
  (benefit) for income
  taxes as a C Corporation          262      (791)    2,617       n/a       n/a
                              --------- --------- --------- --------- ---------
Pro forma net income (loss)(2)      584    (1,636)    3,206       n/a       n/a
                              ========= ========= ========= ========= =========
Weighted average number of
  shares used in computing
  net income per share and
  pro forma net income per
  share                       3,499,998 3,499,998 3,912,100 5,278,683 5,301,066
                              ========= ========= ========= ========= =========

Income (loss) per share:

     Net income (loss) per
       share                       0.24     (0.69)     1.49      0.48      0.56
                              ========= ========= ========= ========= =========
     Pro forma net income
       (loss) (2)                  0.17     (0.47)     0.82       n/a       n/a
                              ========= ========= ========= ========= =========

                                             December 31,
                            -------------------------------------------------
                              1992      1993       1994      1995      1996
                            --------  --------   --------  --------  --------
Balance Sheet Data:          (In thousands, except share and per share data)

Cash and cash equivalents    $  150    $   346    $11,925   $12,065   $10,358
Working capital              $2,147    $ 1,669    $14,942   $14,733   $15,200
Total assets                 $6,672    $ 9,268    $26,342   $31,401   $35,992
Long-term debt               $3,596    $ 3,077    $   803   $   817   $ 1,764
Other long-term obligations  $  187    $ 4,159    $ 3,718   $ 3,126   $ 2,033
Total liabilities            $6,164    $12,069    $11,329   $13,475   $14,945
Common stock                 $   35    $    35    $    52   $    52   $    53
Total stockholders'
equity (deficit)             $  508    $(2,801)   $15,013   $17,926   $21,047
Cash dividends declared per
 common share                $    -    $  0.18    $ 0 .83   $     -   $     -

(1) Benefit for income taxes for the year ended December 31, 1994 includes a benefit of $1.7 million related to the change in the Company's federal income tax status upon termination of its election to be treated as an S Corporation.
(2) In connection with the consummation of the Company's initial public offering in October 1994, the Company's status as an S Corporation terminated, and the Company is now subject to corporate income taxes. Accordingly, pro forma net income (loss) and pro forma net income (loss) per share reflect a pro forma adjustment for corporate income taxes which would have been recorded had the Company not been an S Corporation in the periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company derives its revenues from sales of its scanners through distributors, VARs and OEMs and directly to end-users in the United States and in over 80 foreign countries. Since 1991, the Company has experienced a growth in revenues with a significant percentage of its revenues derived from international sales.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995 (amounts in thousands)

Sales increased 13.0% to $46,971 in 1996 from $41,563 in 1995, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") laser scanners. The increase in sales was offset by lower average unit selling prices in 1996, which included unfavorable foreign exchange fluctuations from the Company's German subsidiary. International sales accounted for $29,526 (62.9% of total sales) in 1996 and $23,176 (55.8% of total sales) in 1995. The Company's sales to two customers accounted for approximately 5.3% and 5.2% of total sales, respectively, in 1996. Sales to one other customer accounted for approximately 12.0% of total sales in 1995, however, this same customer accounted for 4.2% of sales in 1996. During these periods, no other customer accounted for more than 5% of sales.

Cost of sales increased 19.5% to $28,799 in 1996 from $24,092 in 1995, and cost of sales as a percentage of sales increased to 61.3% from 58.0%. The increase in cost of sales as a percentage of sales was due primarily to the reduction in average unit selling prices as described above, increased royalties associated with a cross-licensing agreement entered into in 1996 (See Item 1, "Business-Patent, Copyright and Trademark Matters"), and initial production and set-up costs on the new POS and industrial holographic laser scanners introduced in 1996. The increase in cost of sales was partially mitigated by cost reductions in certain component parts, higher production yields on established products, and increased manufacturing efficiencies through higher production volume on established products.

Selling, general and administrative ("SG&A") expenses decreased 0.8% to $10,505 in 1996 from $10,589 in 1995, and decreased as a percentage of sales to 22.4% from 25.5%. SG&A expenses in 1996 included increased salary costs of employees hired during the year primarily due to the growth of the business, however, SG&A expenses in 1995 contained legal costs associated with the PSC litigation (See
Item 3, "Legal Proceedings"), which were not incurred in 1996.

Research and development ("R&D") expenses increased 2.8% to $3,110 in 1996 from $3,024 in 1995, and decreased as a percentage of sales to 6.6% from 7.3%. The increase in R&D expenses was due to the hiring of additional research and development personnel including employees of Holoscan, which was acquired in March 1996 (See Item 1, "Business Research and Product Development"). R&D expenses in 1995, however, included expenditures associated with an agreement to develop holographic scanners jointly with Holoscan which occurred prior to the acquisition.

Operating income increased 18.1% to $4,557 in 1996 from $3,858 in 1995, and operating income as a percentage of sales increased to 9.7% from 9.3%. These increases reflect higher sales levels and decreased SG&A expenses and R&D expenses as a percentage of revenue, offset slightly by higher costs of sales as described above.

Other income decreased 37.4% to $221 in 1996 from $353 in 1995. Other income decreased principally as a result of decreased interest income, partially offset by decreased interest expense and foreign currency losses. Foreign currency losses were primarily due to the strengthening of the US dollar against the German deutsche mark.

Net income increased 17.0% to $2,975 in 1996 from $2,542 in 1995. Net income reflects a 37.7% effective income tax rate in 1996 compared with 39.6% in 1995. The reduced effective income tax rate resulted from the first full year of incorporation of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994 (amounts in thousands)

Sales increased 15.6% to $41,563 in 1995 from $35,960 in 1994, principally as a result of the continued increase in market acceptance of the Company's hand-held and industrial scanners. The sales increase in 1995 was mitigated by an increase in competition in the POS/retail laser bar code industry which caused the Company to reduce significantly the average unit selling price on certain products, which in turn negatively affected cost of sales as a percentage of sales. International sales accounted for $23,176 (55.8% of total sales) in 1995 and $22,479 (62.5% of total sales) in 1994. One customer accounted for approximately 12.0% of the Company's revenues in 1995. Another customer accounted for approximately 5.1% of the Company's revenues in 1994. During the same periods no other customers accounted for more than 5.0% of the Company's revenues.

Cost of sales increased 16.8% to $24,092 in 1995 from $20,633 in 1994, and cost of sales as a percentage of sales increased to 58.0% from 57.4%. The increase in cost of sales as a percentage of sales was due primarily to the reduction in average unit selling prices on certain products described above, which was partially mitigated by cost reductions in component parts, higher production yields, increased manufacturing efficiencies through higher production volume and an increased percentage of industrial scanner sales as a percentage of total sales. The cost of sales of the Company's industrial scanners has been lower as a percentage of sales than that of the Company's other scanners.

SG&A expenses increased 35.2% to $10,589 in 1995 from $7,830 in 1994, and increased as a percentage of sales to 25.5% from 21.8%. The increases were due largely to (i) higher expenditures associated with European sales and distribution operations, (ii) expenditures associated with the opening in January 1995 of a South American sales office in Caracas, Venezuela, (iii) increased general and administrative costs resulting from the Company's growth and reporting requirements applicable to a public company and (iv) increased legal costs associated with the Company's patent litigation with a competitor. See Part I, Item 3. "Legal Proceedings."

R&D expenses increased 71.3% to $3,024 in 1995 from $1,765 in 1994. The increase was caused by the hiring of additional research and development personnel and higher research and development expenditures associated with an agreement to develop holographic scanners jointly with Holoscan. See Part I, Item 1. "Business - Research and Product Development" and "-Liquidity and Capital Resources."

Operating income decreased 32.7% to $3,858 in 1995 from $5,732 in 1994, and operating income as a percentage of sales decreased to 9.3% from 15.9%. These decreases were principally due to the increased SG&A expenses, increased R&D expenses and the reduction of average unit selling prices of certain of the Company's products as noted above.

Other income (expense) increased to $353 in 1995 from $(242) in 1994. Other income (expense) consisted principally of interest income in the amount of $481 in 1995 and $123 in 1994, and interest expense in the amount of $155 in 1995 and $353 in 1994.

Net income decreased 20.7% to $2,542 in 1995 from pro forma net income of $3,206 in 1994. Pro forma net income reflects a 39.6% effective income tax rate in 1995 compared with 41.6% in 1994. The reduced effective income tax rate resulted primarily from the April 1, 1995 incorporation of Metrologic Instruments (Barbados), Inc. of South America, a foreign sales corporation, in accordance with the United States Internal Revenue Code, which permits the Company to reduce its U.S. federal income tax liability resulting from sales to foreign corporations.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future years will not be impacted by fluctuations in seasonal demand from European customers in its third quarter or from reduced production days in its fourth quarter.

Liquidity and Capital Resources (amounts in thousands)

As of December 31, 1996 and 1995, the Company's working capital was approximately $15,200 and $14,733, respectively.

During the year ended December 31, 1996, the Company's operating activities provided net cash of $620 compared to funds provided of $2,944 for the year ended December 31, 1995. The decrease in 1996 reflected increases in inventory and accounts receivable which were partially financed by increases in accounts payable and accrued expenses.

The Company's total deferred income tax asset (current and long-term) of approximately $2,503 is based upon cumulative temporary differences as of December 31, 1996, which provide approximately $6,266 of future income tax deductions against future taxable income. The temporary differences arise primarily from recording the patent lawsuit settlement as an expense for accounting purposes prior to receiving the related tax benefit.

In December 1996, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement with PNC Bank, National Association, successor by merger to Midlantic Bank, N.A. ("PNC Bank") dated November 1995 (the "First Amendment"). The First Amendment provided for the execution of a Term Note in the amount of $1,300, which was used, in part, to pay obligations under the Symbol Agreement. The Term Note bears interest at PNC Bank's variable Euro-Rate (5.5% at December 31, 1996) plus 1.75%. See Item 1, "Business - Patent, Copyright and Trademark Matters."

Also in December 1996, the Company entered into the Second Amendment to the Amended and Restated Loan and Security Agreement with PNC Bank dated November 1995 (the "Second Amendment"). The Second Amendment provided for an increase in the Company's available line of credit from $5,000 to $7,500. The line of credit bears interest at a rate selected by the Company from interest rate options offered by PNC Bank. Interest rate options consist of (i) PNC Bank's prime rate (8.25% at December 31, 1996) minus 0.25%, or (ii) PNC Bank's Euro-Rate (5.5% at December 31, 1996) plus 1.75%. As of December 31, 1996, no amounts were outstanding under this line of credit.

The aforementioned Amended and Restated Loan and Security Agreement expires annually on June 30. Amendments also include updated financial covenants for which the Company is in compliance.

The Company also has a 500 deutsche mark unsecured revolving line of credit with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of December 31, 1996, no amounts were outstanding under this revolving credit facility. As of December 31, 1995, $175 was outstanding under this revolving credit facility.

The Company's current plans for additional capital expenditures in 1997 potentially include (i) the Company's office and manufacturing facility currently being leased from the Company's principal stock holder, chairman, president, and CEO and his spouse, the Company's Vice President Administration and Treasurer; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Aggregate amounts of potential capital expenditures amount to approximately $6,000. The objective of the potential purchase of the Company's office and manufacturing facility is to save the Company approximately $200 of rent expenses, net of depreciation and interest expenses. The Company expects to finance such expenditures from a combination of term notes, operating and capital leases, and a mortgage. During 1996, the Company leased, under capital leases, manufacturing automation equipment and office equipment with lease payments aggregating approximately $233.

The Company's liquidity could be adversely affected by changes in foreign currency exchange rates. Since December 31, 1996, the Company and its subsidiary Metrologic Instruments GmbH have been exposed to unfavorable foreign currency exchange fluctuations as a result of a decline in the value of the deutsche mark against the U.S. dollar. The Company is exploring its alternatives with respect to mitigating the financial implications of the volatility in the exchange rate between the deutsche mark and the U.S. dollar including foreign currency forward exchange contracts and potentially increasing product sales prices in Europe.

The Company exercised its option to purchase all of the outstanding shares of common stock of Holoscan on March 1, 1996 for $521, net of cash acquired. The Company purchased a 51% equity interest in Holoscan in 1995 in the form of non-voting, convertible preferred stock for $360. Concurrent with the exercise of the above option, the Company converted its non-voting, convertible preferred stock of Holoscan to an equal number of shares of Holoscan common stock and now owns 100% of the outstanding capital stock of Holoscan.

Pursuant to an option agreement entered into in March 1995 among the Company, Holoscan and the Holders, the Company agreed to pay to each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. As of December 31, 1996, an aggregate of $15 had been paid to the Holders. All such amounts incurred are considered additions to holographic technology and are being amortized over the remainder of the ten-year period. See Part I, Item 1, "Business - Research and Product Development."

The Company believes that its current cash and cash equivalents balances, along with cash generated from operations and the available revolving credit facilities with banks, will be adequate to fund the Company's operations through at least December 31, 1997.

Impact of Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is effective for fiscal years beginning after December 15, 1995. Statement No. 123 provides companies with a choice to follow the provisions of Statement No. 123 in determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company continues to follow APB 25 and provides pro forma disclosures as required by Statement No. 123 in the Notes to Consolidated Financial Statements.

Item 8         Financial Statements and Supplementary Data

Index                                                                Pages

Report of Ernst & Young LLP, independent auditors                     16

Consolidated Balance Sheets at December 31, 1996 and 1995             17

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 1996                                 18

Consolidated Statements of Stockholders' Equity  for
each of the three years in the period ended December 31, 1996         19

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1996                                 20

Notes to Consolidated Financial Statements                           21-31

Supplementary Data (Unaudited)                                       32-33

Financial statement schedules:
         Schedule II - Valuation and Qualifying Accounts is filed
         herewith. All other schedules are omitted because they are not applicable, not required, or because the required
         information is included in the consolidated financial
         statements or notes thereto.                                 38

                         Report of Independent Auditors

The Board of Directors and Stockholders
Metrologic Instruments, Inc.


We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young, LLP
Philadelphia, Pennsylvania
February 26, 1997

                   Metrologic Instruments, Inc.
                    Consolidated Balance Sheets
              (amounts in thousands except share data)

                                                          December 31,
                                                  ----------------------------
Assets                                                1996            1995
                                                  ------------    ------------
 Current assets:
     Cash and cash equivalents                      $ 10,358         $12,065

     Accounts receivable,  net of allowance of
        $493 and $224 in 1996 and 1995,
        respectively                                  8,035            6,924

     Inventory                                        5,588            3,456

     Deferred income taxes                            1,848            1,314

     Other current assets                               519              506
                                                  ------------    ------------
 Total current assets                                26,348           24,265

 Property,  plant and equipment, net                  4,692            3,880

 Patents and trademarks,  net of amortization
     of $427 and $356 in 1996 and 1995,
     respectively                                     1,015              878

 Holographic technology,  net of amortization
     of $67 and $0 in 1996 and 1995, respectively       777              468

 Deferred income taxes                                  655            1,451

 Advance license fee                                  2,000                -

 Security deposits and other assets                     505              459
                                                  ------------    ------------
 Total assets                                       $35,992         $ 31,401
                                                  ============    ============
Liabilities and stockholders' equity
  Current liabilities:
     Line of credit                                 $     -         $    175

     Current portion of notes payable                   596              390

     Accounts payable                                 2,607            2,301

     Accrued expenses                                 7,040            6,067

     Accrued legal settlement                           905              599
                                                  ------------    ------------
 Total current liabilities                           11,148            9,532

 Notes payable,  net of current portion               1,764              817

 Deferred income taxes                                   23               42

 Accrued legal settlement                             1,510            3,000

 Other liabilities                                      500               84

 Stockholders' equity:
  Preferred stock,  $0.01 par value: 500,000
  shares authorized;  none issued                         -                -

 Common stock,  $0.01 par value:  10,000,000 shares
  authorized;  5,274,351 and 5,249,150 shares
  issued and outstanding in 1996 and 1995,
  respectively                                           53               52

     Additional paid-in capital                      15,055           14,807

     Retained earnings                                5,596            2,621

     Deferred compensation                               (8)             (37)

     Foreign currency translation adjustment            351              483
                                                   ------------    ------------
     Total stockholders' equity                      21,047           17,926
                                                   ------------    ------------
 Total liabilities and stockholders' equity         $35,992          $31,401
                                                   ============    ============

                        See accompanying notes

                      Metrologic Instruments, Inc.
                  Consolidated Statements of Operations
           (amounts in thousands except share and per share data)


                                             Year ended December 31,
                                  ---------------------------------------------
                                       1996            1995           1994
                                  --------------  -------------- --------------

Sales                              $    46,971     $    41,563     $   35,960
Cost of sales                           28,799          24,092         20,633
                                  --------------  -------------- --------------

Gross profit                            18,172          17,471         15,327

Selling,  general and administrative
     expenses                           10,505          10,589          7,830
Research and development expenses        3,110           3,024          1,765
                                   --------------  -------------- --------------
Operating income                         4,557           3,858          5,732

Other income (expense)
    Interest income                        431             481            123
    Interest expense                      (108)           (155)          (353)
    Foreign currency transaction
       (loss) gain                        (101)             26            (23)
    Other,  net                             (1)              1             11
                                  --------------  -------------- --------------
    Total other income (expense)           221             353           (242)
                                  --------------  -------------- --------------
Income before provision (benefit)
     for income taxes                    4,778           4,211          5,490

Provision (benefit) for income
     taxes                               1,803           1,669           (333)
                                  --------------  -------------- --------------
Net income                          $    2,975      $    2,542     $    5,823
                                  ==============  ============== ==============
Pro forma adjustment (unaudited)
     Provision for income taxes
     as a C Corporation                   n/a             n/a      $    2,617
                                  --------------  -------------- --------------
Pro forma net income (unaudited)          n/a             n/a      $    3,206
                                  ==============  ============== ==============

Weighted average number of shares
     used in computing net income
     per share and pro forma net
     income per share                5,301,066       5,278,683      3,912,100
                                  ==============  ============== ==============
Income per share:

    Net income per share            $     0.56      $     0.48     $     1.49
                                  ==============  ============== ==============
    Pro forma net income
      (unaudited)                          n/a             n/a     $     0.82
                                  ==============  ============== ==============

                                           See accompanying notes

                          Metrologic Instruments, Inc.
                 Consolidated Statements of Stockholders' Equity
                  (amounts in thousands except per share data)

                                                    Retained    Foreign
                            Additional              Earnings    Currency
                      Common  Paid-in    Deferred  (Accumulated Translation
                      Stock   Capital  Compensation   Deficit)  Adjustment Total

Balances,
  December 31, 1993    $35    $     -    $   -       $(2,508)    $( 328)$(2,801)

 Issuance of stock,
  net of issuance
  costs                 17     14,475        -             -         -   14,492

 Foreign currency
  translation            -          -        -             -       710      710

 Deferred compensation
  resulting from grant
  of stock awards        -        110     (110)            -         -        -

 Compensation expense
  related to stock
  awards                 -          -       25             -         -       25

 Net income              -          -        -         5,823         -    5,823

 Dividends
  ($0.83 per share)      -          -        -        (3,236)        -   (3,236)
                    ------     ------   ------        ------    ------   ------
Balances,
  December 31, 1994     52     14,585      (85)           79       382   15,013

 Exercise of stock
  options                -        139        -             -         -      139

 Stock issued through
  employee stock
  purchase plan          -         83        -             -         -       83

 Foreign currency
  translation            -          -        -             -       101      101

 Compensation expense
  related to stock
  awards                 -          -       48             -         -       48

 Net income              -          -        -         2,542         -    2,542
                    ------     ------   ------        ------    ------   ------
Balances,
  December 31, 1995     52     14,807      (37)        2,621       483   17,926

 Exercise of stock
  options                1        188        -             -         -      189

 Stock issued through
  employee stock
  purchase plan          -         60        -             -         -       60

 Foreign currency
  translation            -          -        -             -      (132)    (132)

 Compensation expense
  related to stock
  awards                 -          -       29             -         -       29

 Net income              -          -        -         2,975         -    2,975
                    ------     ------   ------        ------    ------   ------
Balances,
  December 31, 1996    $53    $15,055    $  (8)      $ 5,596     $ 351  $21,047
                     =======  =======    ======      =======    ======= =======

                             See accompanying notes

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                    Year ended December 31,
                                                  ---------------------------
Operating activities                               1996       1995      1994
                                                  ------     ------    ------
Net income                                      $  2,975   $  2,542   $ 5,823
Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation                                       885        624       480
  Amortization                                       138        187        47
  Foreign currency transaction loss(gain)            101        (26)       23
  Accretion of payments due to former stockholder     -          -         92
  Compensation expense related to stock awards and
     employee stock purchase plan                    38         56         25
  Deferred income taxes                             243       (541)    (1,763)
  Changes in operating assets and liabilities:
     Accounts receivable                         (1,403)    (1,544)    (1,885)
     Inventory                                   (2,194)       140       (623)
     Other current assets                            88         88       (203)
     Other assets                                   (46)      (390)      (113)
     Accounts payable                               306        251       (332)
     Accrued expenses                               673      1,932      2,933
     Accrued legal settlement                    (1,184)      (375)      (350)
                                                 ------     ------     ------
Net cash provided by operating activities           620      2,944      4,154

Investing activities

Purchase of property,  plant and equipment       (1,427)    (1,823)      (796)
Patents and trademarks                             (208)      (363)      (198)
Advance license fee                              (1,000)         -          -
Purchase of Holoscan, Inc., and holographic
   technology, net of cash acquired                (560)      (360)         -
                                                 ------     ------     ------
Net cash used in investing activities            (3,195)    (2,546)      (994)

Financing activities

Net proceeds from issuance of common stock            -          -     14,492
Proceeds from exercise of stock options and
  employee stock purchase plan                      240        214          -
Borrowings from stockholder                           -          -        405
Repayments to stockholder                             -          -     (2,205)
Principal payments on notes payable                (248)      (111)    (1,697)
Proceeds from issuance of notes payable           1,318          -          -
Net (payments) proceeds from line of credit        (168)       168          -
Payments of amounts due to former officer          (200)      (200)         -
Capital lease payments                             (151)      (127)         -
Dividends paid                                        -          -     (2,920)
                                                 ------     ------     ------
Net cash provided by (used in)
   financing activities                             791        (56)     8,075
Effect of exchange rates on cash                     77       (202)       344
                                                 ------     ------     ------
Net (decrease) increase in cash and
   cash equivalents                              (1,707)       140     11,579
Cash and cash equivalents at beginning of year   12,065     11,925        346
                                                 ------     ------     ------
Cash and cash equivalents at end of year        $10,358    $12,065    $11,925
                                                 ======     ======     ======
Supplemental Disclosure
  Cash paid for interest                        $   125    $   110    $   927
                                                 ======     ======     ======
  Cash paid for income taxes                    $ 2,706    $ 1,687    $   190
                                                 ======     ======     ======
  Liability incurred for advance license fee    $ 1,000    $     -    $     -
                                                 ======     ======     ======
  Note payable issued for dividends             $     -    $     -    $   780
                                                 ======     ======     ======
  Capital lease obligations incurred            $   233    $   531    $     -
                                                 ======     ======     ======
                             See accompanying notes

                   Metrologic Instruments, Inc.
            Notes to Consolidated Financial Statements
                        December 31, 1996
                      (Dollars in Thousands)

1.       Business

         Metrologic Instruments, Inc. designs, manufactures and markets bar code scanning equipment incorporating laser and holographic technology. The Company's principal products are hand-held scanners, fixed projection scanners, in-counter scanners and industrial scanners. These scanners rapidly, accurately, and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems. Information on the Company's operations by geographical area is included in Note 14.

2.       Accounting Policies

Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of Metrologic Instruments, Inc., its domestic subsidiaries including Holoscan, Inc., for which the Company exercised its option to purchase all of the common stock on March 1, 1996, and its foreign subsidiary, Metrologic Instruments GmbH.

         Metrologic Instruments GmbH was owned 79% by the Company and 21% by the principal stockholder of the Company prior to the closing of the Company's initial public offering of its common stock in October 1994 (Note 15). In connection with the closing of the offering, the principal stockholder of the Company transferred his ownership interest in Metrologic Instruments GmbH to the Company. For purposes of consolidation, Metrologic Instruments GmbH has been accounted for as if it were 100% owned by Metrologic Instruments, Inc. for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Product sales revenue is recognized upon the transfer of title to goods.

Cash and Cash Equivalents

         The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The cost of the Company's cash equivalents approximates their fair market value at December 31, 1996.

Inventory

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment

         Property, plant, and equipment are stated at cost. Depreciation is determined on the straight-line method for building and improvements over estimated useful lives of 15 to 31 years and on an accelerated method for machinery, equipment and fixtures over estimated useful lives of five to seven years.

Patents and Trademarks

         Patents and trademarks reflect application and testing costs for products with respect to which the Company has applied for or received patent and trademark protection. Costs expended for successful patent and trademark applications are being amortized on a straight-line basis over their useful lives, which generally are 17 years.

Advance License Fee

         The Company capitalized an advance license fee of $2,000 in December 1996 (Note 11). The advance license fee will be amortized on a straight-line basis over the estimated useful life of the patents covered by the underlying cross-licensing agreement.

Foreign Currency Translation

         The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of stockholders' equity.

Income Taxes

         The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." Temporary differences result from the use of different accounting methods for financial statement and income tax reporting purposes.

Net Income  Per Share

         Net income per share is computed on the basis of weighted average number of common shares and common equivalent shares outstanding during the years ended December 31, 1996, 1995, and 1994.

         Pro forma net income (unaudited) in 1994 reflects a pro forma adjustment for income taxes which would have been recorded had the Company not been an S Corporation. Pro forma net income per share is calculated based on pro forma net income and the weighted average number of shares outstanding during the year ended December 31, 1994.

Concentrations of Credit Risk

         The Company's sales to two customers accounted for approximately 5.3% and 5.2%, respectively, of total sales in 1996. Amounts due from those customers amounted to approximately $1,003 at December 31, 1996. Amounts due from one customer are secured by the assets of the customer's business and personal assets. Sales to one other customer accounted for approximately 12.0% of total sales in 1995. Amounts due from this customer amounted to approximately $1,000 at December 31, 1995. During these periods, no other customer accounted for more than 5.0% of sales.

         The Company has operations in the United States and Germany. Sales to North America, Europe and other countries accounted for 37.1%, 50.0%, and 12.9% of total sales, respectively, in 1996. The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may require, however, letters of credit or prepayment terms for those customers in lesser developed countries.

         Short-term cash investments are placed with high credit quality financial institutions or in short-term high quality debt securities. The Company limits the amount of credit exposure in any one institution or single investment.

Accounting for Stock Options

         The Company adopted Statement of Financial Accounting Standards
No. 123, "Accounting for Stock Based Compensation," in 1996. Statement No. 123 provides companies with a choice to follow the provisions of Statement No.
123 in determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company continues to follow APB 25 and provides pro forma disclosures as required by Statement No. 123 in the notes to the consolidated financial statements.

Reclassification

         Certain prior year balances have been reclassified to conform with current year presentation.

3.       Inventory

Inventory consists of the following:
                                                 December 31,
                                            1996              1995

                  Raw materials           $2,644            $1,698
                  Work-in-process          1,636             1,311
                  Finished goods           1,308                447
                                         -------           --------
                                          $5,588            $3,456
                                          ======            ======

4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                         December 31,
                                                       1996        1995

                  Buildings and improvements          $2,285      $1,677
                  Machinery and equipment              6,001       4,924
                                                      ------      ------
                                                       8,286       6,601
                  Less accumulated depreciation        3,960       3,142
                                                      ------      ------
                                                       4,326       3,459
                  Idle land and building, net of
                    depreciation                         366         421
                                                      ------      ------
                                                      $4,692      $3,880
                                                      ======      ======

Machinery and equipment included $759 and $531 under capital leases as of December 31, 1996 and 1995, respectively. Accumulated amortization on these assets was $218 and $81 as of December 31, 1996 and 1995, respectively.

Idle land and building consist of the Company's land and building in Bellmawr, New Jersey, which are no longer utilized for operations. The building is being depreciated over its estimated remaining life.

5.       Accrued Expenses

Accrued expenses consist of the following:

                                                   December 31,
                                               1996           1995

                  Accrued royalties          $   914       $      -
                  Accrued compensation           965            487
                  Income taxes                   164          1,259
                  Product warranty             1,192          1,056
                  Profit sharing                 302            200
                  Due to former officer           84            200
                  Other                        3,419          2,865
                                             -------        -------
                                              $7,040       $  6,067

6.       Notes Payable

Notes payable consist of the following:

                                                          December 31,
                                                       1996           1995

Term note payable, to a bank, interest at
  Euro-Rate, as defined, plus 1.75% due
  in monthly installments of $22 plus interest
  through January 2002.                               $1,300         $    -

Note payable, due on or before January 31,
  1996, interest at prime, as defined, plus
  2% (Note 11)                                             -            134

Notes payable-stockholders, interest at prime,
  as defined, plus 1/2%, due in
  annual installments of $111 plus interest
  through September 2001                                 558            669

Other                                                     16              -

Capital lease obligations (Note 9)                       486            404
                                                      -------        -------
                                                       2,360          1,207
Less current portion                                     596            390
                                                      -------        -------
                                                      $1,764         $  817
                                                      =======        =======

In December 1996, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement with its primary bank dated November 1995 (the "First Amendment"). The First Amendment provided for the execution of a Term Note in the amount of $1,300, which was used to partially pay the Company's obligations under its cross-licensing arrangement (Note 11). The
Term Note bears interest at the bank's variable Euro-Rate (5.5% at December 31, 1996) plus 1.75%.

Also in December 1996, the Company entered into the Second Amendment to the Amended and Restated Loan and Security Agreement with its primary bank dated November 1995 (the "Second Amendment"). The Second Amendment increased the Company's available line of credit from $5,000 to $7,500. The line of credit bears interest at a rate selected by the Company from interest rate options offered by the bank. Interest rate options consist of (i) the bank's prime rate (8.25% at December 31, 1996) minus 0.25%, or (ii) the bank's Euro-Rate (5.5% at December 31, 1996) plus 1.75%. As of December 31, 1996 and 1995, no amounts were outstanding under the line of credit.

The aforementioned Amended and Restated Loan and Security Agreement expires annually on June 30. The First and Second Amendments also include updated financial covenants for which the Company is in compliance.

The Company also has a 500 deutsche mark unsecured revolving line of credit with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of December 31, 1996, no amounts were outstanding under this revolving credit facility. As of December 31, 1995, $175 was outstanding under this revolving credit facility.

The minimum annual maturities of notes payable at December 31, 1996 are approximately as follows:

                                    1997             $   596
                                    1998                 480
                                    1999                 421
                                    2000                 420
                                    2001                 421
                                    Thereafter            22
                                                     ---------
                                                     $ 2,360

7.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                       1996            1995
                  Deferred tax assets:
                    Reserves on current assets       $   309         $  243
                    Inventory capitalization             112             82
                    Warranty reserve                     181            243
                    Accrued legal settlement             885          1,451
                    Other accrued expenses             1,016            746
                                                     -------         ------
                                                      $2,503         $2,765
                                                     =======         ======
                  Deferred tax liability:
                    Deferred gain on involuntary
                      conversion                      $   23         $   42
                                                     =======         ======

Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

                                                Year ended December 31,
                                              1996        1995       1994
                                            --------    --------   --------
                  Current:
                    Federal                 $ 1,432     $ 1,710    $   777
                    Foreign                    (208)        (60)        90
                    State                       336         560        565
                                            --------    --------   --------
                  Total current               1,560       2,210      1,432

                  Deferred:
                    Federal                     232        (427)       (27)
                    State                        11        (114)       (38)
                    Change in federal
                          tax status              -           -     (1,700)
                                            --------    ---------  ---------
                  Total deferred                243        (541)    (1,765)
                                            --------    ---------  ---------

                  Provision (benefit) for
                           income taxes     $ 1,803     $ 1,669    $  (333)
                                            ========    ========== =========



The effective income tax rate of 37.7%, 39.6%, and (6.1)% for the years ended December 31, 1996, 1995 and 1994, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes and the change in the tax status of the Company from an S Corporation to a C Corporation effective in October 1994. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:

                                                         December 31,
                                             ----------------------------------
                                               1996          1995        1994
                                             --------      --------    --------

Statutory federal tax provision              $ 1,625       $ 1,432     $ 1,867
State income taxes, net of federal
     income tax benefit                          258           306        463
Foreign income taxes                             (54)          263         27
S Corporation income not subject to
     federal income tax                            -             -     (1,103)
Recognition of tax benefit for cumulative
     temporary differences upon termination
     of S Corporation status                       -             -     (1,700)
Other                                            (26)         (332)       113
                                             --------      --------    --------
Provision (benefit) for income taxes         $ 1,803       $ 1,669     $ (333)
                                             ========      ========    ========

8.       Related Party Transactions

The Company's principal stockholder and president and his spouse own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to related parties were approximately $699, $434, and $375 for the years ended December 31, 1996, 1995 and 1994, respectively. The lease for the real estate expires in March 1999 and includes an option to renew the lease for an additional five-year term. The lessors expanded the facility during 1995 and the annual lease payments were increased per the terms set forth regarding additional space in the lease dated April 1, 1994. Future minimum lease payments required under the lease are approximately $721 in 1997, $796 in 1998, and $201 in 1999 excluding taxes and insurance.

The notes payable - stockholders referred to in Note 6 include a loan payable to the principal stockholder. In 1996, the second installment of the seven-year notes was paid to the principal stockholder in the amount of $161, which included $56 of interest.

The Company incurred expenses of $62, $40, and $81 for tax services rendered by an accounting firm during the years ended December 31, 1996, 1995 and 1994, respectively. A partner in this accounting firm is a stockholder and director of the Company.

9.       Leases

The Company has entered into operating lease agreements with unrelated companies to lease manufacturing equipment and office space for its foreign subsidiary.

Future minimum lease payments required under the lease agreements as of December 31, 1996 are $198 in 1997, $186 in 1998, $96 in 1999, and $12 in 2000. Rental
expense for 1996, 1995 and 1994 was approximately $200, $157, and $141 , respectively.

10.      Due to Former Officer

In 1986, the Company and its principal stockholder and his spouse entered into an agreement with a former officer and stockholder of the Company. The agreement provides for the release and satisfaction of the claims of the parties against each other, the surrender to the Company of shares of common stock owned by the former officer, the repayment to the former officer of funds loaned by him to the Company and certain related matters.

The Company has agreed to pay the former officer $484 in quarterly amounts of $50 due on the 15th day of the first month of each quarter. Future payments required under the agreement are $84 in 1997.

11.      Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and agreed to pay another $1 million in quarterly installments of $125 over two years. The Company financed the $1 million payment with a five-year term note with its primary bank (Note 6). Royalty expense under the Symbol Agreement amounted to $1,513 in 1996. The Symbol Agreement also contains purchase provisions under which Symbol agrees to purchase and the Company agrees to sell certain products and limited modifications thereof for a stated period of time.

In December 1993, the Company entered into an agreement settling patent litigation brought by Symbol and provided the Company future rights to use certain technology. The agreement required the Company to pay annual amounts for a 12-year period aggregating a minimum of $4,450 and a maximum of $7,500. The Company accrued the $4,450 minimum obligation in 1993 to account for the settlement of the patent litigation. In connection with the Symbol Agreement dated December 1996, Symbol amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7,500 to approximately $5,111. The result of the amended December 1993 settlement amounted to a net reduction in expense for the year ended December 31, 1996 of $287, which was recorded upon the signing of the Symbol Agreement in the fourth quarter of 1996. Remaining aggregate amounts due under the December
1993 settlement are accrued as of December 31, 1996. Prior to 1996, royalties in excess of the annual minimum obligations were being expensed in the periods benefited to account for the current use of such technology. Such expense amounted to $465 in 1995 and $349 in 1994. Amounts in excess of the minimum during 1993 were payable under extended terms in accordance with a note payable (Note 6).

12.      Commitments and Contingencies

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

The Company is a party to a legal action alleging that the Company's prior version of one of its scanners infringes a patent held by another company. The Company has negotiated a settlement of this matter in which no monies will be paid by either party.

13.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the President and Chief Executive Officer and are equal to a percentage of each participant's compensation. The Company's contributions were $302, $200, and $394 in 1996, 1995 and 1994, respectively.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement Plan 401(k) Plan, contributions to which are partially matched by the Company. Contribution expenses were $48, $41, and $31 in 1996, 1995 and 1994, respectively.

14.      Geographical Information

The Company has operations in the United States and Germany. The following is a summary of operations by geographic region (in thousands).

                     United States Operations
                     ------------------------
                      North           Other             German        Total
                     America Europe   Export    Total  Subsidiary  Consolidated

Sales          1994  $13,481 $ 1,289  $ 3,833  $18,603   $17,357     $35,960
               1995   18,387   1,986    4,706   25,079    16,484      41,563
               1996   17,445   2,535    6,060   26,040    20,931      46,971

Income (loss)
   before
   provision
   for income
   taxes       1994                            $ 5,304   $   186     $ 5,490
               1995                              5,162      (951)      4,211
               1996                              5,236      (458)      4,778

Identifiable
   assets      1994                            $21,346   $ 4,996     $26,342
               1995                             27,059     4,342      31,401
               1996                             29,046     6,946      35,992

15.      Initial Public Offering

On October 6, 1994, the Company sold 1,500,000 shares of its common stock, at a price of $9.50 per share, pursuant to the consummation of the Company's initial public offering of its common stock. Additionally, on October 20, 1994, the Company sold 225,000 shares of its common stock, at a price of $9.50 per share, pursuant to the exercise in full by the underwriters in the initial public offering of an over-allotment option granted to them by the Company. Total proceeds to the Company from the initial public offering, net of offering costs, were $14,492. The Company repaid a note payable to a bank of approximately $1,443 and a note payable to a stockholder of approximately $2,171 with a portion of the proceeds of the initial public offering.

16.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options pursuant to the Company's Incentive Plan to certain eligible employees and a board member. The Company's Board of Directors also made awards of 10,000 shares of restricted stock to executive officers on October 11, 1994 pursuant to the Incentive Plan. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 600,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 37,609 shares were available for grant under the Incentive Plan at December 31, 1996. Such options are exercisable 20% on the date of grant and 20% per year, thereafter. Each option shall expire four years after becoming exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rates of 6.2%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted-average expected life of the option of 5 years. There were no options issued in 1995.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):
                                                           1996

       Net income as reported under APB 25               $  2,975

       Pro forma compensation expense                        (623)

       Pro forma net income per Statement 123            $  2,352
                                                         ========
       Pro forma net income per share per Statement 123  $   0.44
                                                         ========

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year 2000 due to the four year vesting period of options granted in 1996, the first year since implementation of FAS 123 was a required disclosure. During 1996, a total of 1,760 shares of restricted stock vested. The remaining 3,040 shares of restricted stock vest at various dates through September 29, 1998. The incentive and non-qualified stock options vest at various dates through November 28, 1998.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1994, 1995, and 1996 follows:

                                                        Weighted-Average
                                             Options     Exercise Price

                                           ------------ ------------------
Outstanding - December 31, 1994                    349             $11.88
Exercised                                         (12)              11.85
Canceled                                          (31)              11.34
                                           ------------ ------------------
Outstanding - December 31, 1995                    306              11.93
Granted                                            251              11.38
Exercised                                         (18)              11.69
Canceled                                          (17)              12.07
                                           ------------ ------------------
Outstanding-December 31, 1996                      522             $11.67

Exercisable at December 31, 1996                   200             $11.79

Weighted-average fair value
  of options granted during 1996                 $6.27


Exercise prices for options outstanding as of December 31, 1996 ranged from $11.00 to $13.25. The weighted-average remaining contractual life of those options is 5 years.

17       Employee Stock Purchase Plan

In January 1995, the Company's Board of Directors implemented an Employee Stock Purchase Plan whereby eligible employees have the opportunity to acquire the Company's common stock quarterly through payroll deductions, at 90% of the lower of (a) the fair market value of the stock on the first day of the applicable quarterly offering period or (b) the fair market value of the stock on the last day of the applicable quarterly offering period.

18.      Acquisition

The Company exercised its option to purchase all of the outstanding shares of common stock of Holoscan on March 1, 1996 for $521, net of cash acquired. The Company purchased a 51% equity interest in Holoscan in 1995 in the form of non-voting, convertible preferred stock for $360. Concurrent with the exercise of the above option, the Company converted its non-voting, convertible preferred stock of Holoscan to an equal number of shares of Holoscan common stock and now owns 100% of the outstanding capital stock of Holoscan. The acquisition of Holoscan, Inc. was accounted for using the purchase method. A substantial portion of the consideration paid by the Company for the acquisition of Holoscan was allocated to holographic technology and is being amortized over ten years. The Company has consolidated the assets and liabilities at December 31, 1996 and results of operations and cash flows of Holoscan for the period March 1, 1996 to December 31, 1996. The Company has not included pro forma financial information with respect to the Holoscan acquisition since the effects were not material.

Pursuant to an option agreement entered into in March 1995 among the Company, Holoscan and the holders of all of Holoscan's outstanding common stock and options and warrants to purchase common stock (collectively, the "Holders"), the Company agreed to pay each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. As of December 31, 1996, an aggregate of $15 had been paid to the Holders. All such amounts incurred are considered additions to holographic technology and are being amortized over the remainder of the ten-year period.

Supplementary Data

The following tables present unaudited quarterly operating results for the Company for each quarter of 1996 and 1995. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

Quarterly Consolidated Operating Results (Unaudited)
(in thousands except per share data)
                                        Three Months Ended
                           March 31,    June 30,   September 30, December 31,
                             1996         1996         1996          1996

Sales                      $ 10,342     $ 11,757    $ 11,525       $ 13,347
Cost of sales                 6,271        7,154       7,032          8,342
                           --------     --------    --------       --------
Gross profit                  4,071        4,603       4,493          5,005

Selling, general &
 administrative expenses      2,559        2,730       2,502          2,714
Research and development
 expenses                       797          774         808            731
                           --------     --------     -------       --------
Operating income                715        1,099       1,183          1,560

Other income (expense)
 Interest income                130           98          94            109
 Interest expense               (29)         (27)        (29)           (23)
 Foreign currency
  transaction gain (loss)       (14)         (65)        (55)            33
 Other, net                       -            -           -             (1)
                           --------     --------    --------       --------
    Total other income           87            6          10            118
                           --------     --------    --------       --------
Income before provision
 for income taxes               802        1,105       1,193          1,678
Provision for income taxes      312          420         453            618
                           --------     --------    --------       --------
Net income                 $    490     $    685    $    740       $  1,060
                           ========     ========    ========       ========
Weighted average number of
 shares used in computing
 net income per share     5,261,473    5,267,840   5,285,097      5,389,854

Net income per share       $   0.09     $   0.13    $   0.14       $   0.20


                                        Three Months Ended
                           March 31,    June 30,   September 30, December 31,
                             1995         1995         1995          1995

Sales                      $ 10,497     $ 10,156    $  9,716       $ 11,194
Cost of sales                 5,526        6,059       5,908          6,599
                           --------     --------    --------       --------
Gross profit                  4,971        4,097       3,808          4,595

Selling, general &
 administrative expenses      2,582        2,528       2,646          2,833
Research and development
 expenses                       663          784         725            852
                           --------     --------     -------       --------
Operating income              1,726          785         437            910

Other income (expense)
 Interest income                137           86         114            144
 Interest expense                (7)         (53)        (61)           (34)
 Other income                     5           21           -              1
                           --------     --------    --------       --------
    Total other income          135           54          53            111
                           --------     --------    --------       --------
Income before provision
 for income taxes             1,861          839         490          1,021
Provision for income taxes      754          327         191            397
                           --------     --------    --------       --------
Net income                 $  1,107     $    512    $    299       $    624
                           ========     ========    ========       ========
Weighted average number of
 shares used in computing
 net income per share     5,350,000    5,262,168   5,250,531      5,252,034

Net income per share       $   0.21     $   0.10    $   0.06       $   0.12

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

                            PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I, Item 4-A hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, are incorporated herein by reference to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, presently scheduled to be held on June 26, 1997, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 1996.

                            PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1. Financial Statements

            The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

            Report of Ernst & Young LLP, independent auditors

            Consolidated Balance Sheets at December 31, 1996 and 1995

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996

            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

            Notes to Consolidated Financial Statements

            Supplementary Data (Unaudited)

         2. Financial statement schedules

            Schedule II - Valuation and Qualifying Accounts is filed herewith. All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3. Exhibits required to be filed by Item 601 of Regulation S-K.

            2.1 Stock Purchase Agreement dated as of March 1, 1995 among Metrologic Instruments, Inc., Holoscan, Inc., and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

            2.2 Development Agreement entered into as of March 1, 1995 and effective as of December 24, 1994 between Metrologic Instruments, Inc. and Holoscan, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

            2.3 Option Agreement dated as of March 1, 1995 among Metrologic Instruments, Inc. and the parties listed on schedule A thereto (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1995).

            2.4 Background Technology License Agreement between Metrologic Instruments, Inc. and Holoscan, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

            3.1 Amended and Restated Certificate of Incorporation of Metrologic Instruments, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

            3.2 Amended and Restated Bylaws of Metrologic Instruments, Inc. (incorporated by reference to exhibit 3.02 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1994).

            4.1  Specimen Stock Certificate (incorporated by reference to
                 Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

           10.1 1994 Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Reg.
                 No. 33-89376)).

           10.2  Employee Stock Purchase Plan (incorporated by reference to
                 Exhibit 99 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-86670) and Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

           10.3 Lease Agreement dated April 1, 1994 among C. Harry Knowles, Janet H. Knowles and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

           10.4 Agreement of Settlement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. (incorporated by reference to
                 Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

           10.5 Agreement and Release dated February 7, 1986 among Michael L. Sanyour, C. Harry Knowles, Janet H. Knowles and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Reg. No.
                33-78358)).

           10.6 Agreement dated January 6, 1995 between Michael L. Sanyour, C. Harry Knowles, Janet H. Knowles and Metrologic Instruments, Inc. (incorporated by reference to exhibit 10.6(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

           10.7 Promissory Note from Metrologic Instruments, Inc. to C. Harry Knowles (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

           10.8 Indemnification Agreement between Metrologic Instruments, Inc. and C. Harry Knowles and Janet H. Knowles (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

           10.9 Offer Letter from Midlantic Bank, N.A. dated July 18, 1995 with respect to increasing and amending the Revolving Loan Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1995).

           10.10 Amended and Restated Loan Agreement between Metrologic Instruments, Inc. and Midlantic Bank, N.A. dated as of November 13, 1995 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

           10.11 Loan Agreement between ECR Sales Management, Inc. and Metrologic Instruments, Inc., dated as of January 1, 1996 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1995).

           10.12 Security Agreement between ECR Sales Management, Inc. and Metrologic Instruments, Inc., dated as of January 1, 1996 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1995).

           10.13 Term Note of ECR Sales Management, Inc. dated January 1, 1996, payable to Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

           10.14 Consignment Agreement between Metrologic Instruments, Inc. and ECR Sales Management, Inc. dated as of January 1, 1996 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995).

           10.15 Agreement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

           10.16 Amendment to Loan and Security Agreement between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, National Association) dated December 31, 1996.

           10.17 Second Amendment to Amended and Restated Loan and Security Agreement between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, National Association) dated January 31, 1997.

           10.18 Amended and Restated Revolving Loan Note between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, National Association) dated January 31, 1997.

           10.19 Term Note between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, National Association) dated December 31, 1996.

           11    Statement regarding computation of per share earnings.

           21    Subsidiaries of the Registrant

           22    Consent of Ernst & Young LLP

           27    Financial Data Schedule

(b)     Reports on Form 8-K

        Current Report on Form 8-K filed by the Registrant on February 14, 1997.



                 Schedule II - Valuation and Qualifying Accounts

                   Years ended December 31, 1996, 1995 and 1994

                                            (All dollar amounts in thousands)

                                            1996          1995        1994
                                            ----          ----        ----

Allowance for possible losses on Accounts and notes receivable:

         Balance at beginning of year       $224          $136        $160
         Additions charged to expense        290           178         109
         Write-offs                          (21)          (90)       (133)
                                          -------       ------      ------
Balance at end of year                      $493          $224        $136
                                            ====          ====        ====

                         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                 METROLOGIC INSTRUMENTS, INC.


                                 By:/s/ C. Harry Knowles
                                C. Harry Knowles
                                 President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  Dated:  March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles    Chairman of the Board, President     March 31, 1997
    C. Harry Knowles     and Chief Executive Officer
                          (Principal Executive Officer)

/s/ Janet H. Knowles    Vice President, Administration,      March 31, 1997
    Janet H. Knowles     Secretary, Treasurer and a
                         Director

/s/ Thomas E. Mills IV  Vice President, Finance              March 31, 1997
    Thomas E. Mills IV   Chief Financial Officer
                        (Principal Financial Officer and
                          Principal Accounting Officer)

/s/ Stanton L. Meltzer  Director                             March 31, 1997
    Stanton L. Meltzer

/s/ Lester Hill         Director                             March 31, 1997
    Lester Hill

                  INDEX TO EXHIBITS
Sequential
Exhibit                                                                   Page
Number     Description                                                   Number

2.1 Stock Purchase Agreement dated as of March 1, 1995 among Metrologic Instruments, Inc., Holoscan, Inc., and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

2.2 Development Agreement entered into as of March 1, 1995 and effective as of December 24, 1994 between Metrologic
      Instruments, Inc. and Holoscan, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1995).

2.3   Option Agreement dated as of March 1, 1995 among Metrologic
      Instruments, Inc. and the parties listed on schedule A thereto (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
      March 31, 1995).

2.4   Background Technology License Agreement between Metrologic
      Instruments, Inc. and Holoscan, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

3.1 Amended and Restated Certificate of Incorporation of Metrologic Instruments, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

3.2   Amended and Restated Bylaws of Metrologic Instruments, Inc.
      (incorporated by reference to exhibit 3.02 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

4.1   Specimen Stock Certificate (incorporated by reference to Exhibit
      4.1 to the Registrant's Registration Statement on Form S-1
      (Reg. No. 33-78358)).

10.1 1994 Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8
      (Reg. No. 33-89376)).

10.2  Employee Stock Purchase Plan (incorporated by reference to
      Exhibit 99 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-86670) and Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.3  Lease Agreement dated April 1, 1994 among C. Harry Knowles,
      Janet H. Knowles and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

10.4 Agreement of Settlement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. (incorporated by reference to
      Exhibit 10.5 to the Registrant's Registration Statement on
      Form S-1 (Reg. No. 33-78358)).

10.5 Agreement and Release dated February 7, 1986 among Michael L. Sanyour, C. Harry Knowles, Janet H. Knowles and Metrologic
      Instruments, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1
      (Reg. No. 33-78358)).

10.6 Agreement dated January 6, 1995 between Michael L. Sanyour, C. Harry Knowles, Janet H. Knowles and Metrologic Instruments, Inc. (incorporated by reference to exhibit 10.6(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.7 Promissory Note from Metrologic Instruments, Inc. to C. Harry Knowles (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1
      (Reg. No. 33-78358)).

10.8 Indemnification Agreement between Metrologic Instruments, Inc. and C. Harry Knowles and Janet H. Knowles (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
      Statement on Form S-1 (Reg. No. 33-78358)).

10.9 Offer Letter from Midlantic Bank, N.A. dated July 18, 1995 with respect to increasing and amending the Revolving Loan Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.10 Amended and Restated Loan Agreement between Metrologic Instruments, Inc. and Midlantic Bank, N.A. dated as of November 13, 1995 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.11 Loan Agreement between ECR Sales Management, Inc. and
      Metrologic Instruments, Inc., dated as of January 1, 1996
      (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

10.12 Security Agreement between ECR Sales Management, Inc.
      and Metrologic Instruments, Inc., dated as of January 1, 1996 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

10.13 Term Note of ECR Sales Management, Inc. dated January 1, 1996, payable to Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual
      Report on Form 10-K for the year ended December 31, 1995).

10.14 Consignment Agreement between Metrologic Instruments, Inc.
      and ECR Sales Management, Inc. dated as of January 1, 1996
      (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

10.15 Agreement between Symbol Technologies, Inc. and Metrologic
      Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

10.16 Amendment to Loan and Security Agreement between Metrologic
      Instruments, Inc. and PNC Bank, National Association
      (formerly Midlantic Bank, National Association) dated
      December 31, 1996.

10.17 Second Amendment to Amended and Restated Loan and Security
      Agreement between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, National
      Association) dated January 31, 1997.

10.18 Amended and Restated Revolving Loan Note between Metrologic
      Instruments, Inc. and PNC Bank, National Association
      (formerly Midlantic Bank, National Association) dated
      January 31, 1997.

10.19 Term Note between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, National
      Association) dated December 31, 1996.

11    Statement regarding computation of per share earnings.

21    Subsidiaries of the Registrant

23    Consent of Ernst & Young LLP

27    Financial Data Schedule

EXHIBIT 10.16
                     AMENDMENT TO LOAN AND SECURITY AGREEMENT


         THIS AMENDMENT dated as of December 31, 1996 (the "Amendment"), is entered into between METROLOGIC INSTRUMENTS, INC., a New Jersey corporation ("Borrower"), and PNC BANK, NATIONAL ASSOCIATION, a national banking association ("Bank").

                               B A C K G R O U N D

         The parties entered into a certain Amended and Restated Loan and Security Agreement dated as of November 10, 1995, as amended to date ("Loan Agreement"), and desire by this Amendment to amend the Loan Agreement in the manner hereinafter set forth. The terms of this Amendment are effective as of the date hereof. All capitalized terms used herein which are not defined herein shall have the meaning ascribed thereto in the Loan Agreement.

         NOW, THEREFORE, the parties, INTENDING TO BE LEGALLY BOUND, agree as follows:

                  A.       Covenant  Amendment.  Effective on date hereof,
Section 6.01(M)(iv) of the Loan Agreement is amended to read in its entirety as follows:

                  "(iv) Consolidated Leverage Ratio (Debt to Tangible Net Worth) of not more than 1.75 to 1 as of the end of each fiscal year."

                  B.       Term Loan.

                           1.       Contemporaneously  herewith,  Bank  shall
make a term loan ("Term Loan") to the Borrower in the principal amount of $1,300,000, the proceeds of which shall be used (a) to prepay in part Borrower's obligations under that certain Agreement of Settlement dated December 3, 1993 and referred to in Exhibit 5.01(E) of the Loan Agreement, and (b) to pay in part Borrower's obligations under that certain Agreement between Symbol Technologies, Inc. and Borrower dated December 18, 1996.

                           2.       The  principal  amount  of the Term  Loan
shall be repayable and shall accrue interest all as set forth in the Term Note referred to in subpart 3 below.

                           3.       Contemporaneously  herewith, Borrower will
execute and deliver to Bank a Term Note in the principal amount of $1,300,000 evidencing its obligation to repay the Term Loan in full with interest.

                           4.       All  references  to   "Obligations"  in the
Loan Agreement shall include all liabilities and obligations of the Borrower in connection with the Term Loan, and all such "Obligations" shall be secured by the Collateral.

                           5.       Borrower's  failure to pay Bank within ten
(10) days when due any installment of principal or interest under the Term Loan shall constitute an Event of Default for all purposes of the Loan Agreement.

                  C.       Reaffirmation

                  Except to the extent specifically modified hereby, the terms and conditions of the Loan Agreement shall remain unchanged and in full force and effect, and Borrower hereby ratifies and reaffirms all of its Obligations to Bank, and agrees that the same are owing without setoff, counterclaim or other defense of any nature whatsoever.

         IN WITNESS WHEREOF, the parties have caused this Amendment to be executed this 31st day of December, 1996.


                                        METROLOGIC INSTRUMENTS, INC.


                                        By: /s/ C. H. Knowles


                                        Attest: /s/ Thomas E. Mills

                                        PNC BANK, NATIONAL ASSOCIATION


                                        By: /s/ Paul J. Jacobs

EXHIBIT 10.17

                  SECOND AMENDMENT TO AMENDED AND
                RESTATED LOAN AND SECURITY AGREEMENT

         THIS SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT dated as of January 31, 1997 (the "Amendment") is entered into between METROLOGIC INSTRUMENTS, INC., a New Jersey corporation ("Borrower"), and PNC BANK, NATIONAL ASSOCIATION, a national banking association and successor by merger to Midlantic Bank, N.A. ("Bank").

                          B A C K G R O U N D

         The parties entered into a certain Amended and Restated Loan and Security Agreement dated as of November 10, 1995, as amended by an Amendment to Loan and Security Agreement dated as of December 31, 1996 ("Loan Agreement"), and desire by this Amendment to amend the Loan Agreement in the manner hereinafter set forth. The terms of this Amendment are effective as of the date hereof. All capitalized terms used herein which are not defined herein shall have the meaning ascribed thereto in the Loan Agreement.

         NOW, THEREFORE, the parties, INTENDING TO BE LEGALLY BOUND, agree as follows:

         1. Revolving Loan Limit. Section 1.20 of the Loan Agreement is amended to read in its entirety as follows:

         "Revolving Loan Limit" shall mean $7,500,000.

         2. Revolving Loan Termination Date. Section 1.22 of the Loan Agreement is amended to read in its entirety as follows:

                           "Revolving Loan Termination Date" shall mean June 30,
                  1997 or such other later date to which Bank and Borrower may (without any obligation to do so) hereafter agree in writing in connection with any renewal or extension of the Revolving Loan.

         3.       Interest Rates and Calculation of Interest Rates.
Section 2.04 of the Loan Agreement is amended to read in its entirety as follows:

         (A) Interest Rate Options for Revolving Loan. Principal outstanding under the Revolving Loan shall bear interest at a rate per annum selected by Borrower from the interest rate options set forth below (each, an "Option"), it being understood that Borrower may select different Options to apply simultaneously to different portions of principal of the Revolving Loan and may select up to four (4) different interest periods to apply simultaneously to different portions of principal of the Revolving Loan bearing interest under the Euro-Rate Option as set forth below. There is no required interest period for principal bearing interest under the Base Rate Option.

                  (1) Base Rate Option. A rate of interest per annum (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to rate of interest announced from time to time by Bank at its principal office as its prime rate, which rate may not be the lowest interest rate then being charged commercial borrowers by Bank (the "Prime Rate") minus twenty-five (25) basis points. If and when the Prime Rate changes, the rate of interest on principal of the Revolving Loan bearing interest under the Base Rate Option will change automatically without notice to Borrower, effective on the date of any such change.

                  (2) Euro-Rate Option. For the Euro-Rate Interest Period selected and the amount of principal of the Revolving Loan selected, a rate of interest per annum (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to the sum of (a) the Euro-Rate plus (b) one hundred seventy-five (175) basis points. For the purpose hereof, the following terms shall have the following meanings:

                  (a) "Euro-Rate" shall mean, with respect to the principal of any amount of the Revolving Loan bearing interest under the Euro-Rate Option for any Euro-Rate Interest Period (hereinafter defined), the interest rate per annum determined by Bank at or about 11:00 a.m. (eastern standard time) two (2) Banking Days prior to the commencement of a Euro-Rate Interest Period by dividing (the resulting quotient rounded upward to the nearest 1/16th of 1% per annum) (i) the rate of interest determined by Bank in accordance with its usual procedures (which determination shall be conclusive absent error) to be the eurodollar rate two (2) Banking Days prior to the first day of such Euro-Rate Interest Period for an amount comparable to such principal amount and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage.

                  (b) "Euro-Rate Interest Period" shall mean a period consisting of one, two or three months selected by Borrower commencing on the date on which a Euro-Rate Option is elected to commence; provided, that if a Euro-Rate Interest Period would end on a day which is not a Banking Day, it shall end on the next succeeding Banking Day, unless such day falls in the succeeding calendar month in which case the Euro-Rate Interest Period shall end on the next preceding Banking Day. In no event shall any Euro-Rate Interest Period end on a day after the Revolving Loan Termination Date.

                  (c) "Euro-Rate Reserve Percentage" shall mean the maximum effective percentage in effect on such day which is applicable to Bank as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the reserve requirements (including, without limitation, supplemental, marginal and emergency reserve requirements) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities").

                  (d) "Banking Day" shall mean any day other than a Saturday or Sunday on which Bank is open for business.

         If Bank determines (which determination shall be final and conclusive) that, by reason of circumstances affecting the interbank eurodollar market generally, deposits in dollars (in the applicable amounts) are not being offered to banks in the interbank eurodollar market for the selected term, or adequate means do not exist for ascertaining the Euro-Rate, then Bank shall give notice thereof to Borrower. Thereafter, until Bank notifies Borrower that the circumstances giving rise to such suspension no longer exist, (a) the availability of the Euro-Rate Option shall be suspended, and (b) the interest rate for all principal then bearing interest under the Euro-Rate Option shall be converted to the Base Rate Option at the expiration of the then current Euro-Rate Interest Period(s).

         In addition, if, after the date of this Agreement, Bank shall determine (which determination shall be final and conclusive) that any enactment, promulgation or adoption after the date of this Agreement of or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by a governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank with any guideline, request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for Bank to make or maintain or fund loans under the Euro-Rate Option, Bank shall notify Borrower. Upon receipt of such notice, until Bank notifies Borrower that the circumstances giving rise to such determination no longer apply, (a) the availability of the Euro-Rate Option shall be suspended, and (b) the interest rate on all principal then bearing interest under the Euro-Rate Option shall be converted to the Base Rate Option either (i) on the last day of the then current Euro-Rate Interest Period(s) if Bank may lawfully continue to maintain principal under the Euro-Rate Option to such day, or (ii) immediately if Bank may not lawfully continue to maintain principal under the Euro-Rate Option.

         Subject to the other terms and conditions of this Agreement, at the end of each interest period Borrower may renew the Option applicable to such principal or convert such principal to a different Option. If no notice of conversion or renewal is received by Bank, Borrower shall be deemed to have converted such principal to the Base Rate Option. Borrower shall notify Bank of each election of an interest rate Option, each conversion from one interest rate Option to another, the amount of principal then outstanding to be allocated to each interest rate Option and the relevant interest periods. Any such election shall be promptly confirmed in writing by such method as Bank may require. Borrower shall indemnify Bank against all liabilities, losses or expenses (including loss of margin, any loss or expense incurred in liquidating or employing deposits from third parties and any loss or expense incurred in connection with funds acquired by Bank to fund or maintain principal of the Revolving Loan bearing interest under the Euro-Rate Option) which Bank sustains or incurs as a consequence of any attempt by Borrower to revoke (expressly, by later inconsistent notices or otherwise) in whole or in part any notice given to Bank to request or renew any such principal or as a consequence of any prepayment of principal prior to the end of the applicable Euro-Rate Interest Period. If Bank sustains or incurs any such loss, it shall notify Borrower of the amount determined by Bank to be necessary to indemnify Bank for such loss or expense (which determination may include such assumptions, allocations of costs and expenses and averaging or attribution methods as Bank deems appropriate). Such amount shall be due and payable by Borrower ten (10) days after such notice is given.

                  (B) Interest Rate for Term Loan. Principal outstanding under the Term Loan shall accrue interest as set forth in the Term Note.

                  (C) Payment of Interest. Borrower shall pay accrued interest on the unpaid principal balance of the Revolving Loan and the Term Loan in arrears: (1) for the Revolving Loan, (a) monthly on the first day of each month with respect to interest accruing at the Base Rate Option and (b) on the last day of a Euro-Rate Interest Period with respect to interest accruing at the Euro-Rate Option; (2) for the Term Loan, monthly on the first day of each month; and (3) for the Revolving Loan and the Term Loan, at maturity and thereafter, on demand until paid in full.

                  (D) Rate in Event of Default. Should there occur an Event of Default under the Loan Agreement then, during the continuance thereof, interest on the Revolving Loan and the Term Loan shall automatically without notice or demand increase by two (2) percentage points above the otherwise applicable rate ("Default Rate").

                  (E) Maximum Interest Rate. If, at any time, any of the rates of interest shall be finally determined by any court of competent jurisdiction, governmental agency or tribunal to exceed the maximum rate of interest permitted by any applicable Laws, then, for such time as such rates would be deemed excessive, application thereof shall be suspended and there shall be charged in lieu thereof the maximum rate of interest permissible under such Laws.

         4. Prepayment. Section 2.07 of the Loan Agreement is amended to read in its entirety as follows:

                  (a) Borrower may at its option but subject to the terms of subpart (b) below, prepay the principal of the Revolving Loan or the Term Loan from time to time and in whole or in part, with any such prepayment of the Term Loan to be applied in the inverse order of maturity. For this purpose, and for purposes of subpart (b) below, Borrower will at the time of prepayment designate the portion(s) of principal earning interest at a particular rate(s) to which such prepayment is to be applied.

                  (b) If Borrower elects to prepay principal of the Revolving Loan or the Term Loan pursuant to subpart (a) above, Borrower shall pay to Bank together with such prepayment, as applicable, (i) all amounts against which Borrower has indemnified Bank under Section 2.04(A) hereof or as set forth in Section (B) of Exhibit "A" to the Term Note and (ii) the Cost of Prepayment, as defined and calculated and to the extent applicable as set forth in the Term Note.

                  (c) All payments, other than prepayments, made by Borrower on account of the principal of the Revolving Loan accruing interest at the Base Rate Option or the Euro-Rate Option shall, unless otherwise specified by Borrower, be applied first to principal earning interest under the Base Rate Option and thereafter to principal earning interest at the Euro-Rate Option.

                  (d) Notwithstanding anything in subparts (a)-(c) herein to the contrary, upon acceleration by Bank of the Loans after the occurrence of an Event of Default, Bank may apply any and all payments and Collateral proceeds to any portion of the Obligations in any order as it shall in its discretion determine.

         5.       Fees.  There is hereby added to the Loan Agreement a new
Section 2.08 to read as follows:

                  Borrower shall pay to Bank a fee of one quarter of one percent (1/4 of 1%) per annum (calculated on the basis of a 360 day year) of the Revolving Loan Limit, payable in quarterly installments in arrears.

         6. Financial Covenants. Section 6.01(M) of the Loan Agreement is amended to read in its entirety as follows:

                  Borrower will be in compliance with the following financial covenants (each of which is to be calculated in accordance with GAAP and verified quarterly):

                  (i) Consolidated Tangible Net Worth (including Subordinated
         Debt) of not less than $15,000,000 as of the end of each fiscal quarter, commencing with fiscal quarter ending 12/31/96;

                  (ii) Consolidated Working Capital of not less than $10,000,000 as of the end of each fiscal quarter, commencing with fiscal quarter ending 12/31/96;

                  (iii) Consolidated Leverage Ratio (Debt to Tangible Net Worth) of not more than 1.25 to 1 as of the end of each fiscal quarter, commencing with fiscal quarter ending 12/31/96.

         7. Negative Covenants. Section 6.02 of the Loan Agreement is amended by adding the following new subsection to 6.02(J) thereto:

                           (J) Borrower will not suffer a net loss, determined
                  in accordance with GAAP, in any fiscal year or in any two consecutive fiscal quarters.

         8.       Reaffirmation

                  Except to the extent specifically modified hereby, the terms and conditions of the Loan Agreement shall remain unchanged and in full force and effect, and Borrower hereby ratifies and reaffirms all of its Obligations to Bank, and agrees that the same are owing without setoff, counterclaim or other defense of any nature whatsoever.

         IN WITNESS WHEREOF, the parties have caused this Amendment to be executed this 31 day of Jan., 1997.
                                          METROLOGIC INSTRUMENTS, INC.

                                          By: /s/ C. H. Knowles

                                          Attest: /s/ T. E. Mills

                                          PNC BANK, NATIONAL ASSOCIATION

                                          By: /s/ Paul J. Jacobs

EXHIBIT 10.18
               AMENDED AND RESTATED REVOLVING LOAN NOTE

$7,500,000                                          January 31, 1997

         FOR VALUE RECEIVED and intending to be legally bound, the undersigned, METROLOGIC INSTRUMENTS, INC., a New Jersey corporation ("Borrower"), promises to pay, in lawful money of the United States of America, to the order of PNC Bank, National Association, successor by merger to Midlantic Bank, N.A. ("Lender"), the sum of Seven Million Five Hundred Thousand Dollars ($7,500,000) or such lesser sum which represents the principal balance outstanding under the Revolving Loan established by Lender pursuant to the provisions of that certain Amended and Restated Loan Agreement of even date herewith between Borrower and Lender (as amended, modified or supplemented from time to time, the "Credit Agreement"), in the manner and on the dates as set forth in the Credit Agreement, the terms of which are incorporated herein by reference. The actual amount due and owing from time to time hereunder shall be evidenced by Lender's records of receipts and disbursements with respect to such Revolving Loan, which shall be conclusive evidence of such amount, absent manifest error.
                  Borrower further agrees to pay interest on the unpaid principal amount outstanding hereunder from time to time at the rates and at the times and in the manner set forth in the Credit Agreement.

         If an Event of Default occurs under the Credit Agreement, Lender may, in accordance with and subject to the terms of the Credit Agreement, exercise all rights and remedies set forth in the Credit Agreement or any related document, instrument or agreement.

         Borrower hereby waives protest, demand, notice of nonpayment and all other notices in connection with the delivery, acceptance, performance or enforcement of this Note. Any failure or delay of Lender to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any other time or times. The waiver by Lender of a breach or default of any provision of this Note shall not operate or be construed as a waiver of any subsequent breach or default thereof.

         This Note supersedes, but does not extinguish the indebtedness extended by, that certain Revolving Loan Note dated November 10, 1995, and is executed in connection with an increase in the Revolving Loan.

         Notwithstanding the entry of any judgment under this Note, the unpaid principal balance under this Note as well as any such judgment shall continue to bear interest at the Default Rate set forth in the Credit Agreement.

         This Note shall be construed and governed by the substantive laws of the State of New Jersey. The provisions of this Note are severable and the invalidity or unenforceability of any provision shall not alter or impair the remaining provisions of this Note.


         IN WITNESS WHEREOF, and intending to be legally bound hereby, Borrower has executed these presents the day and year first above written.

                                         METROLOGIC INSTRUMENTS, INC.



Attest: /s/ T. E. Mills                  By: /s/ C. H. Knowles

Title: VP Finance                        Title:  President

EXHIBIT 10.19


Term Note                                                       $1,300,000
December 31, 1996

FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower"), with an address at Coles Road at Route 42, Blackwood, New Jersey 08012, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 1950 E. Route 70, Cherry Hill, NJ, or at such other location as the Bank may designate from time to time, the principal sum of ONE MILLION THREE HUNDRED THOUSAND DOLLARS ($1,300,000), together with interest accruing on the outstanding principal balance from the date hereof, as provided below: 1. Rate of Interest. Amounts outstanding under this Note will bear interest as follows: for the period on and after the date hereof through and including March 31, 1997, at a rate of interest as set forth in Exhibit "A" hereto; thereafter, at a fixed rate (the "Fixed Rate") as offered by Bank in its sole discretion. Notwithstanding the foregoing, but subject in all events to the indemnification set forth in Section (B) of Exhibit "A", Borrower may by written notice to Bank elect to have the Fixed Rate apply prior to April 1, 1997.
 Interest will be calculated on the basis of a year of 360 days for the actual number of days in each interest period. 2. Payment Terms. Interest will be payable monthly on the first day of each month commencing on February 1, 1997. Principal will be payable in fifty-nine (59) consecutive monthly installments each in the amount of $21,667.67, commencing on February 1, 1997, and continuing on the first day of each month thereafter, with the entire unpaid principal balance hereof due on January 1, 2002 (the "Maturity Date").


If any payment under this Note shall become due on a Saturday, Sunday or public holiday under the laws of the State where the Bank's office indicated above is located, such payment shall be made on the next succeeding business day and such extension of time shall be included in computing interest in connection with such payment. The Borrower hereby authorizes the Bank to charge the Borrower's deposit account at the Bank for any payment when due hereunder. Payments received will be applied to charges, fees and expenses (including attorneys' fees), accrued interest and principal in any order the Bank may choose, in its sole discretion.

3. Late Payments; Default Rate. If the Borrower fails to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Note within ten (10) calendar days of the date due and payable, the Borrower also shall pay to the Bank a late charge equal to five percent (5%) of the amount of such payment. Such ten (10) day period shall not be construed in any way to extend the due date of any such payment. The late charge is imposed for the purpose of defraying the Bank's expenses incident to the handling of delinquent payments and is in addition to, and not in lieu of, the exercise by the Bank of any rights and remedies hereunder, under the other Loan Documents or under applicable laws, and any fees and expenses of any agents or attorneys which the Bank may employ. Upon maturity, whether by acceleration, demand or otherwise, and at the option of the Bank upon the occurrence of any Event of Default (as hereinafter defined) and during the continuance thereof, this Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be two (2) percentage points in excess of the interest rate in effect from time to time under this Note but not more than the maximum rate allowed by law (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Note.

4. Prepayment. If this Note bears interest at the Floating Rate, the indebtedness may be prepaid in whole or in part at any time without penalty. If this Note bears interest at a Fixed Rate, notwithstanding anything contained herein to the contrary, upon any prepayment by or on behalf of the Borrower (whether voluntary, on default or otherwise), the Bank may require, if it so elects, the Borrower to pay the Bank as compensation for the cost of being prepared to advance fixed rate funds hereunder an amount equal to the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a) the difference between (i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus (ii) the yield on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years, from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note while a Fixed Rate is in effect.

5. Other Loan Documents. This Note is issued in connection with a certain Amended and Restated Loan and Security Agreement dated November 10, 1995, as amended to date, the terms of which are incorporated herein by reference (the "Loan Documents"), and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note.

6. Events of Default. The occurrence of any "Event of Default" under the Loan Documents shall constitute an Event of Default under this Note. Upon the occurrence of an Event of Default, the Bank may exercise from time to time any of the rights and remedies available to the Bank under the Loan Documents or under applicable law.

7. Right of Setoff. In addition to all liens upon and rights of setoff against the money, securities or other property of the Borrower given to the Bank by law, the Bank shall have, with respect to the Borrower's obligations to the Bank under this Note and to the extent permitted by law, a contractual possessory security interest in and a contractual right of setoff against, and the Borrower hereby assigns, conveys, delivers, pledges and transfer to the Bank all of the Borrower's right, title and interest in and to all deposits, moneys, securities and other property of the Borrower now or hereafter in the possession of or on deposit with, or in transit to, the Bank whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to the Borrower. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Bank, although the Bank may enter such setoff on its books and records at a later time.

8. Miscellaneous. No delay or omission of the Bank to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power, nor shall the Bank's action or inaction impair any such right or power. The Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Bank in the enforcement of its rights in this Note and in any security therefor, including without limitation reasonable fees and expenses of the Bank's counsel. If any provision of this Note is found to be invalid by a court, all the other provisions of this Note will remain in full force and effect. The Borrower and all other makers and indorsers of this Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. The Borrower also waives all defenses based on suretyship or impairment of collateral. If this Note is executed by more than one Borrower, the obligations of such persons or entities hereunder will be joint and several. This Note shall bind the Borrower and its heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Bank and its successors and assigns.

This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE BANK AND THE BORROWER DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED,

EXCLUDING ITS CONFLICT OF LAWS RULES. The Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court for the county or judicial district where the Bank's office indicated above is located, and consents that all service of process be sent by nationally recognized overnight courier service directed to the Borrower at the Borrower's address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Note.

9. WAIVER OF JURY TRIAL. THE BORROWER IRREVOCABLY WAIVES ANY AND ALL RIGHTS THE BORROWER MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS NOTE, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS NOTE OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE BORROWER ACKNOWLEDGES THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

The Borrower acknowledges that it has read and understood all the provisions of this Note, including the waiver of jury trial, and has been advised by counsel as necessary or appropriate.


WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

                          METROLOGIC INSTRUMENTS, INC.



Attest: /s/ T.E. Mills                        By:/s/ C. H. Knowles

Print Name: Thomas Mills                 Print Name: C. Harry Knowles

Title:Vice President, Finance                 Tiitle: President

                                   EXHIBIT "A"




           (A) Interest Rate. Principal shall bear interest at a rate per annum (the "Euro-Rate Based Rate") (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to the sum of (a) the Euro-Rate plus
(b) one hundred seventy-five (175) basis points, for each Euro-Rate Interest Period. For the purpose hereof, the following terms shall have the following meanings:

                "Euro-Rate" shall mean the interest rate per annum determined by Bank by dividing (the resulting quotient rounded upward to the nearest 1/16th of 1% per annum) (i) the rate of interest determined by Bank in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the eurodollar rate two (2) Business Days prior to the first day of each Euro-Rate Interest Period for an amount comparable to the principal amount of the Note and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage.

"Euro-Rate      Interest Period" shall mean one month; provided, that if a
                Euro-Rate Interest Period would end on a day which is not a business day of Bank (a "Business Day"), it shall end on the next succeeding Business Day, unless such day falls in the succeeding calendar month in which case the Euro-Rate Interest
                Period shall end on the next preceding Business Day. In no event shall any Euro-Rate Interest Period end after March 31, 1997.

"Euro-Rate      Reserve Percentage" shall mean the maximum effective percentage in effect on such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the reserve requirements (including, without limitation, supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency liabilities").

If Bank determines (which determination shall be final and conclusive) that, by reason of circumstances affecting the interbank eurodollar market generally, deposits in dollars (in the applicable amounts) are not being offered to banks in the interbank eurodollar market for the selected term, or adequate means do not exist for ascertaining the Euro-Rate, then Bank shall give notice thereof to Borrower. Thereafter, until Bank notifies Borrower that the circumstances giving rise to such suspension no longer exist, (a) the availability of the Euro-Rate Based Rate shall be suspended, and (b) the interest rate for all principal then bearing interest at the Euro-Rate Based Rate shall be converted to a Fixed Rate at the expiration of the then current Euro-Rate Interest Period.

In  addition,  if,  after the date  hereof,  Bank shall  determine  (which determination shall be final and conclusive) that any enactment, promulgation or adoption of or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by a governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank with any guideline, request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for Bank to make or maintain or fund loans at the Euro-Rate Based Rate, Bank shall notify Borrower. Upon receipt of such notice, until Bank notifies Borrower that the circumstances giving rise to such determination no longer apply, (a) the availability of the Euro-Rate Based Rate shall be suspended, and (b) the interest rate on all principal then bearing interest at the Euro-Rate Based Rate shall be converted to a Fixed
               Rate either (i) on the last day of the then current Euro-Rate Interest Period if Bank may lawfully continue to maintain principal at the Euro-Rate Based Rate to such day, or
               (ii) immediately if Bank may not lawfully continue to maintain principal at the Euro-Rate Based Rate.

           (B) Interest Rate Election. At the end of each Euro-Rate Interest Period, Borrower shall be deemed to have selected another one month interest period, such that the entire principal balance of the Note shall bear interest at the Euro-Rate Based Rate for three (3) consecutive one-month Euro-Rate Interest Periods for the period January 1, 1997 through and including March 31, 1997. Borrower shall indemnify Bank against all liabilities, losses or expenses (including loss of margin, any loss or expense incurred in liquidating or employing deposits from third parties and any loss or expense incurred in connection with funds acquired by Bank to fund or maintain loans bearing interest at the Euro-Rate Based Rate) which Bank sustains or incurs as a consequence of any attempt by Borrower to prepay prior to the expiration of the applicable Euro-Rate Interest Period any principal accruing interest at the Euro-Rate Based Rate, including by reason of any scheduled payment of principal or by reason of Borrower's election to convert to a Fixed Rate prior to the end of an Euro-Rate Interest Period. If Bank sustains or incurs any such loss, it shall notify Borrower of the amount determined by Bank to be necessary to indemnify Bank for such loss or expense (which determination may include such assumptions, allocations of costs and expenses and averaging or attribution methods as Bank deems appropriate). Such amount shall be due and payable by the Borrower ten (10) days after such notice is given.

      (C) One Tranche. Each Euro-Rate Interest Period will be applicable to the entire principal balance, and not more than one tranche of principal accruing interest at the Euro-Rate Based Rate shall be outstanding at any one time.

   EXHIBIT 11

                           Statement Re: Computation of Per Share Earnings

                                              Year Ended December 31,
                                           1996         1995        1994

   Primary

         Average shares outstanding         5,254        5,238       3,899

         Net effect of dilutive stock
           options - based on the treasury
           stock method using average
           market price                        42           33          11

         Net effect of dilutive
           restrictive stock grants             5            8           2
                                           ------       ------      ------

                           Total            5,301        5,279       3,912
                                           ======       ======      ======

         Net income (loss)                 $2,975       $2,542      $5,823
                                           ======       ======      ======

         Per share amount                  $ 0.56       $ 0.48      $ 1.49
                                           ======       ======      ======

   The computation of per share earnings on a fully diluted basis does not materially differ from the amounts calculated on a primary basis.




  EXHIBIT 21


                   SUBSIDIARIES OF THE REGISTRANT


   Holoscan, Inc. (effective March 1, 1996)

   MTLG Investments Inc. (effective February 21, 1996)

   Metrologic Instruments (Barbados) Inc.

   Metrologic Instruments GmbH



   EXHIBIT 23


                   CONSENT OF ERNST & YOUNG LLP


We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-89376) pertaining to Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement on Form S-8 (Registration No. 33-86670) pertaining to Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated February 26, 1997 with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 1996.


/s/ Ernst & Young, LLP
Philadelphia, Pennsylvania
March 31, 1997