Form 10-Q
period 1997-03-31
METROLOGIC INSTRUMENTS INC
filed 1997-05-14
CIK 815910

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 ----------

                                  FORM 10-Q

(Mark One)

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

As of May 9, 1997 there were 5,310,082 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                     Page No.
Part I - Financial Information

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets -
                    March 31, 1997 and December 31, 1996                 3

                    Condensed Consolidated Statements of Operations - Three Months Ended March 31, 1997 and
                    March 31, 1996                                       4

                    Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and
                    March 31, 1996                                       5

                    Notes to Condensed Consolidated Financial
                    Statements                                           6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        8
Part II - Other Information

         Item 1.  Legal Proceedings                                     10
         Item 2.  Changes in Securities                                 10
         Item 3.  Defaults upon Senior Securities                       10
         Item 4.  Submission of Matters to a Vote of Security Holders   10
         Item 5.  Other Information                                     10
         Item 6.  Exhibits and Reports on Form 8-K                      11

Exhibit Index

                           Statement Regarding Computation of Per Share
                           Earnings.                                    14

                           Financial Data Schedule                      15

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Metrologic Instruments, Inc.
                            Consolidated Balance Sheets
                      (amounts in thousands except share data)

                                                   March 31,       December 31,
Assets                                               1997               1996
                                                 ------------      ------------
                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                      $ 9,489             $10,358
    Accounts receivable,  net of allowance of $470
       and $493 in 1997 and 1996,  respectively      9,005               8,035
    Inventory                                        6,114               5,588
    Deferred income taxes                            1,513               1,848
    Other current assets                               660                 519

Total current assets                                26,781              26,348

Property,  plant and equipment, net                  4,599               4,692
Patents and trademarks,  net of amortization of $447
    and $427 in 1997 and 1996,  respectively         1,054               1,015
Holographic technology,  net of amortization of $88
    and $67 in 1997 and 1996, respectively             774                 777
Deferred income taxes                                  735                 655
Advance license fee                                  1,971               2,000
Security deposits and other assets                     460                 505

Total assets                                       $36,374             $35,992

Liabilities and shareholders' equity
    Current liabilities:
    Line of credit                                       -                   -
    Current portion of notes payable                   594                 596
    Accounts payable                                 3,178               2,607
    Accrued expenses                                 6,560               7,040
    Accrued legal settlement                           901                 905

Total current liabilities                           11,233              11,148

Notes payable,  net of current portion               1,661               1,764
Deferred income taxes                                   21                  23
Accrued legal settlement                             1,314               1,510
Other liabilities                                      375                 500

Shareholders' equity:
    Preferred stock,  $0.01 par value: 500,000 shares
       authorized;  none issued                          -                   -
    Common stock,  $0.01 par value:  10,000,000 shares
       authorized;  5,307,518 and 5,274,351 shares
       issued and outstanding in 1997 and 1996,
       respectively                                     53                  53
    Additional paid-in capital                      15,471              15,055
    Retained earnings                                6,180               5,596
    Deferred compensation                               (6)                 (8)
    Foreign currency translation adjustment             72                 351

    Total shareholders' equity                      21,770              21,047

Total liabilities and shareholders' equity         $36,374             $35,992

                                       See accompanying notes.

                       Metrologic Instruments, Inc.
                  Consolidated Statements of Operations
         (amounts in thousands except share and per share data)

                                                Three Months Ended
                                                     March 31,

                                             1997                  1996
                                                    (unaudited)

Sales                                        $12,762              $10,342
Cost of sales                                  7,967                6,271

Gross profit                                   4,795                4,071

Selling,  general and administrative expenses  2,928                2,559
Research and development expenses                808                  797

Operating income                               1,059                  715

Other (expenses) income
    Interest income                               92                  130
    Interest expense                             (42)                 (29)
    Foreign currency transaction loss           (165)                 (14)
    Other,  net                                   (3)                   -

    Total other (expenses) income               (118)                  87

Income before provision for income taxes         941                  802

Provision for income taxes                       357                  312

Net income                                   $   584               $  490

Weighted average number of shares used in
    computing net income per share         5,426,945            5,261,473


Income per share:

    Net income per share                      $ 0.11               $ 0.09


                                           See accompanying notes.

                                    Metrologic Instruments, Inc.
                               Consolidated Statements of Cash Flows
                                       (amounts in thousands)

                                                   Three Months Ended March 31,
                                                        1997            1996
                                                            (Unaudited)
Operating activities

Net cash used in operating activities                $  (812)         $ (349)

Investing activities

Purchase of property,  plant and equipment              (126)           (640)
Patents and trademarks                                   (59)            (60)
Advance license fee                                     (125)              -
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired                      (18)           (521)

Net cash used in investing activities                   (328)         (1,221)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        414              14
Principal payments on notes payable                      (44)           (134)
Net payments from line of credit                           -             (37)
Payments of amounts due to former officer                (50)            (50)
Capital lease payments                                   (61)            (39)

Net cash provided by (used in) financing activities      259            (246)

Effect of exchange rates on cash                          12              73

Net decrease in cash and cash equivalents               (869)         (1,743)
Cash and cash equivalents at beginning of year        10,358          12,065

Cash and cash equivalents at end of year             $ 9,489         $10,322


Supplemental Disclosure

     Cash paid for interest                          $    30         $    29

     Cash paid for income taxes                      $   730         $     9


                                      See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Amount in thousands except share and per share data)
                                  (Unaudited)

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

2.       Accounting Policies

Interim Financial Information

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1996.

3.       Inventory

         Inventory consists of the following:

                                     March 31,               December 31,
                                       1997                      1996

                  Raw materials      $ 2,739                   $ 2,644
                  Work-in-process      1,975                     1,636
                  Finished goods       1,400                     1,308
                                      $6,114                    $5,588

4.       Commitments and Contingencies

         The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

         On July 7, 1992, PSC, Inc. ("PSC"), a competitor of the Company, filed a lawsuit in the United States District Court for the Western District of New York (the "Court") against the Company alleging that the Company's prior version of its MS900 series of hand-held scanners infringed a PSC patent. The complaint sought an injunction and damages in an unstated amount. The Company filed a counterclaim for a declaratory judgment asserting that the PSC patent is invalid and that the Company's prior version of its MS900 series of hand-held scanners did not infringe such patent. On October 13, 1995, the Court interpreted the claims of the PSC patent in a patent infringement lawsuit filed by PSC against another competitor. Based upon that interpretation, it was the Company's belief that the MS900 series scanners did not infringe the subject patent. Accordingly, on October 20, 1995, the Company filed a motion for summary judgment of non-infringement. In response, the Court stayed this action, including the motion for summary judgment of non-infringement, pending the outcome of the appeal filed by PSC in the other patent infringement lawsuit. On January 17, 1997, the United States Court of Appeals for the Federal Circuit ("the CAFC") handed down its decision in the appeal upholding the Court's decision against PSC and its interpretation of the claims. On
April 9, 1997, the Company and PSC entered into an agreement providing for PSC to dismiss with prejudice its lawsuit against the Company and for the Company to dismiss its related counterclaims. In accordance with the agreement, no monies are required to be paid by either party to the other. On April 10, 1997, in accordance with the terms of the agreement described above, the Company and PSC filed a Stipulation of Dismissal with the Court.

         With the dismissal of this case, the Company has no other pending patent litigation with any other party.

5.       Line of Credit

         The Company has an unsecured line of credit with its primary bank which allows for maximum borrowings of $7,500. The line of credit, which expires on June 30, 1997, bears interest at a rate selected by the Company from interest rate options offered by the bank. Interest rate options consist of (i) the bank's prime rate (8.5% at March 31, 1997) minus 0.25%, or (ii) the bank's Euro-Rate (5.7% at March 31, 1997) plus 1.75%. As of March 31, 1997, no amounts were outstanding under the line of credit. The demand line of credit requires the Company to comply with certain financial covenants and other restrictions. As of May 13, 1997, the Company was in compliance with these covenants and restrictions.

6.       Impact of Recently Issued Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an increase in primary earnings per share for the three months ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements for the year ended December 31, 1996 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Condensed Consolidated Financial Statements for the three month period ended March 31, 1997 and 1996 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 80 foreign countries. Since 1991, the Company has experienced growth in revenues with a significant percentage of its revenues derived from international sales.

Results of Operations

Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996 (amounts in thousands)

         Sales increased 23.4% to $12,762 in the three months ended March 31, 1997 from $10,342 in the three months ended March 31, 1996, principally as a result of the continued increase in market acceptance of the Company's hand-held and fixed projection scanners. The increase in sales was offset by lower average unit selling prices, primarily for certain of the Company's point-of-sale products, in the three months ended March 31, 1997, which included unfavorable foreign exchange fluctuations from the Company's German subsidiary. International sales accounted for $8,228 (64.5% of total sales) in the three months ended March 31, 1997 and $5,905 (57.1% of total sales) in the three months ended March 31, 1996. No customer accounted for more than 5% of the Company's revenues in the three months ended March 31, 1997. Three customers accounted for approximately 8.6%, 5.8% and 5.3%, respectively, of the Company's revenues in the three months ended March 31, 1996.

         Cost of sales increased 27.0% to $7,967 in the three months ended March 31, 1997 from $6,271 in the three months ended March 31, 1996. Cost of sales as a percentage of sales increased to 62.4% from 60.6%. These increases were due primarily to a reduction in the average selling prices of certain of the Company's products and unfavorable foreign currency fluctuations as noted above. These increases were partly offset by reduced product costs resulting from engineering enhancements to certain products and manufacturing efficiencies from greater unit volumes.

         Selling, general and administrative ("SG&A") expenses increased 14.4% to $2,928 in the three months ended March 31, 1997 from $2,559 in the three months ended March 31, 1996 and decreased as a percentage of sales to 22.9% from 24.7%. SG&A expenses in the three months ended March 31, 1997 included increased salary costs of administrative and support personnel, primarily due to the growth of the business and increased sales personnel hired since March 31, 1996.

         Research and development (R&D) expenses increased 1.4% to $808 in the three months ended March 31, 1997 from $797 in the three months ended March 31, 1996, and decreased as a percentage of sales to 6.3% from 7.7%. The increase in R&D was primarily due to the hiring of additional research and development personnel including employees of Holoscan, Inc. which was acquired in March 1996. R&D expenses in the three months ended March 31, 1996, however, included certain expenditures associated with an agreement to develop holographic scanners jointly with Holoscan which occurred prior to the acquisition in the first quarter of 1996.

         Operating income increased 48.1% to $1,059 in the three months ended March 31, 1997 from $715 in the three months ended March 31, 1996, and operating income as a percentage of sales increased to 8.3% from 6.9%.

         Other (expenses) income reflects a net expense of $118 in the three months ended March 31, 1997 compared to other income of $87 in the three months ended March 31, 1996. Other expenses reflect higher foreign currency losses and interest expense and lower interest income compared to the same period a year ago. Foreign currency losses were due primarily to the strengthening of the U.S. dollar against the German deutsche mark.

         Net income increased 19.2% to $584 in the three months ended March 31, 1997 from $490 in the three months ended March 31, 1996. Net income reflects a 38.0% effective income tax rate in the first quarter of 1997 compared with 38.9% in the first quarter of 1996. The reduced effective income tax rate resulted primarily from an increase in foreign sales through the Company's foreign sales corporation, which, in accordance with the United States Internal Revenue Code, effectively permits the Company to reduce its U.S. federal income tax liability resulting from sales to foreign customers.

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

Liquidity and Capital Resources (amounts in thousands)

         As of March 31, 1997 and December 31, 1996, the Company's working capital was approximately $15,548 and $15,200, respectively.

         The Company used net cash of $812 compared with $349 in operating activities for the three months ended March 31, 1997 and 1996, respectively. Net cash used in the three months ended March 31, 1997 resulted primarily from increases in accounts receivable and inventory and reductions in accrued expenses, which were partially financed by increases in accounts payable.

         The Company's total deferred income tax asset (current and long-term) of approximately $2,248 is based upon cumulative temporary differences as of March 31, 1997, which provide approximately $5,627 of future income tax deductions against future taxable income. The temporary differences arise primarily from recording the December 1993 settlement of a patent lawsuit as an expense for accounting purposes prior to receiving the related tax benefit.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of March 31, 1997, the Company was in compliance with the financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1997.

         The Company also has a 500 deutsche mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of March 31, 1997, no amounts were outstanding under this revolving credit facility.

         The Company's current plans for capital expenditures in 1997 potentially include the purchase of (i) the Company's office and manufacturing facility currently being leased from the Company's principal stockholder, Chairman, President, and CEO, and his spouse, the Company's Vice President Administration and Treasurer; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Aggregate amounts of potential capital expenditures amount to approximately $6,000. The objective of the potential purchase of the Company's office and manufacturing facility is to save the Company approximately $200 annually of rent expenses, net of depreciation and interest expenses. The Company expects to finance such expenditures from a combination of term notes, operating and capital leases, and a mortgage.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates. Since December 31, 1996, the Company and its subsidiary Metrologic Instruments GmbH have been exposed to unfavorable foreign currency exchange fluctuations as a result of a decline in the value of the deutsche mark against the U.S. dollar. With respect to mitigating the financial implications of the volatility in the exchange rate between the deutsche mark and the U.S. dollar, the Company has increased product sales prices in Europe as of April 1, 1997, and is also exploring foreign currency forward exchange contracts.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 9, 1997, the Company and PSC Inc. ("PSC") entered into an agreement providing for PSC to dismiss with prejudice its lawsuit against the Company and for the Company to dismiss its related counterclaims. In accordance with the agreement, no monies are required to be paid by either party to the other.

         PSC had sued the Company in 1992 for infringement of PSC's U.S. Patent No. 4,652,750 ("'750 patent") in the United States District Court for the Western District of New York. The Company filed a counterclaim seeking declaratory judgment that its product did not infringe the `750 patent and that `750 patent was invalid and unenforceable.

         On April 10, 1997, in accordance with the terms of the agreement described above, the Company and PSC filed a Stipulation of Dismissal in the United States District Court for the West District of New York.

         With the dismissal of this case, the Company has no other pending patent litigation with any other party.

Item 2.  Changes in Securities

                  Not applicable.

Item 3.  Defaults upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.  Other Information

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           Exhibit Number

                                    11      Statement Regarding Computation of
                                            Per Share Earnings.

                                    27      Financial Data Schedule

                   (b)     Reports on Form 8-K.

                           Current report on Form 8-K filed by the Registrant on April 9, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                            METROLOGIC INSTRUMENTS, INC.



Date: May 14, 1997                     By:/s/ C. Harry Knowles
                                          C. Harry Knowles
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 14, 1997                     By:/s/Thomas E. Mills  IV
                                          Thomas E. Mills  IV
                                          Vice President Finance &
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                                 EXHIBIT INDEX


Exhibit No.




11       Statement Regarding Computation of Per Share Earnings

27       Financial Data Schedule

Exhibit 11

                Statement Re: Computation of Per Share Earnings


                                                    Three Months Ended
                                               March 31,       March 31,
                                                 1997            1996
Primary

Average shares outstanding                      5,292           5,249

Net effect of dilutive stock options-
 based on the treasury stock method
 using average market price                       132               7

Net effect of dilutive restricted
 stock grants                                       3               5

  Total                                         5,427           5,261

Net income                                     $  584          $  490

Per share earnings                             $ 0.11          $ 0.09

The computation of per share earnings on a fully diluted basis does not materially differ from the amounts calculated on a primary basis.