Form 10-Q
period 1997-06-30
METROLOGIC INSTRUMENTS INC
filed 1997-08-14
CIK 815910

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 ----------

                                  FORM 10-Q

(Mark One)

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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

As of August 11, 1997 there were 5,353,091 shares of Common Stock, $.01 par value per share, outstanding.

                       METROLOGIC INSTRUMENTS, INC.
                                   INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1997 and December 31, 1996                              3

         Condensed Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1997 and
         June 30, 1996                                                    4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and
         June 30, 1996                                                    5

         Notes to Condensed Consolidated Financial Statements             6

         Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8

Part II - Other Information

         Item 1.  Legal Proceedings                                      12
         Item 2.  Changes in Securities                                  12
         Item 3.  Defaults upon Senior Securities                        12
         Item 4.  Submission of Matters to a Vote of Security Holders    12
         Item 5.  Other Information                                      13
         Item 6.  Exhibits and Reports on Form 8-K                       13

Exhibit Index

                  First Amendment to the 1994 Incentive Plan             16

                  Statement Regarding Computation of Per Share Earnings. 17

                  Financial Data Schedule                                18

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Metrologic Instruments, Inc.
                       Condensed Consolidated Balance Sheets
                      (amounts in thousands except share data)

                                                    June 30,       December 31,
Assets                                               1997               1996
                                                 ------------      ------------
                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                      $10,014             $10,358
    Accounts receivable,  net of allowance
       of $452 and $493 in 1997 and 1996,
       respectively                                  9,384               8,035
    Inventory                                        6,544               5,588
    Deferred income taxes                            1,381               1,848
    Other current assets                               592                 519

Total current assets                                27,915              26,348

Property,  plant and equipment, net                  4,684               4,692
Patents and trademarks,  net of amortization
    of $471 and $427 in 1997 and 1996,
    respectively                                     1,179               1,015
Holographic technology,  net of amortization
    of $110 and $67 in 1997 and 1996,
    respectively                                       758                 777
Deferred income taxes                                  578                 655
Advance license fee                                  1,941               2,000
Security deposits and other assets                     202                 505

Total assets                                       $37,257             $35,992

Liabilities and shareholders' equity
    Current liabilities:
    Current portion of notes payable               $   556             $   596
    Accounts payable                                 3,622               2,607
    Accrued expenses                                 5,782               7,040
    Accrued legal settlement                           859                 905

Total current liabilities                           10,819              11,148

Notes payable,  net of current portion               1,643               1,764
Deferred income taxes, net of current portion          551                  23
Accrued legal settlement                             1,164               1,510
Other liabilities                                      250                 500

Shareholders' equity:
    Preferred stock,  $0.01 par value: 500,000 shares
       authorized;  none issued                          -                   -
    Common stock,  $0.01 par value:  10,000,000 shares
       authorized;  5,341,284 and 5,274,351 shares
       issued and outstanding in 1997 and 1996,
       respectively                                     53                  53
    Additional paid-in capital                      15,934              15,055
    Retained earnings                                6,880               5,596
    Deferred compensation                               (4)                 (8)
    Foreign currency translation adjustment            (33)                351

    Total shareholders' equity                      22,830              21,047

Total liabilities and shareholders' equity         $37,257             $35,992

                                       See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                  1997       1996       1997        1996
                                    (Unaudited)            (Unaudited)

Sales                           $13,157   $11,757     $25,919     $22,099
Cost of sales                     8,438     7,154      16,405      13,425

Gross profit                      4,719     4,603       9,514       8,674

Selling, general and
 administrative expenses          2,753     2,730       5,681       5,289
Research and development
 expenses                           814       774       1,622       1,571

Operating income                  1,152     1,099       2,211       1,814

Other (expenses) income
 Interest income                    111        98         203         227
 Interest expense                   (59)      (27)       (101)        (56)
 foreign currency transaction loss  (76)      (65)       (241)        (78)
 Other, net                           2         -          (1)          -

 Total other (expenses) income      (22)        6        (140)         93

Income before provision for
 income taxes                     1,130     1,105       2,071       1,907
Provision for income taxes          430       420         787         732

Net income                       $  700     $ 685     $ 1,284     $ 1,175

Weighted average number of
 shares used in computing net
 income per share             5,474,025 5,267,840   5,450,485   5,264,657

Income per share:

 Net income per share            $ 0.13     $0.13     $  0.24     $  0.22

                    See accompanying notes.

                          Metrologic Instruments, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                     Six Months Ended June 30,
                                                        1997            1996
                                                            (Unaudited)
Operating activities

Net cash used in operating activities                $  (107)         $ (481)

Investing activities

Purchase of property,  plant and equipment              (331)           (832)
Patents and trademarks                                  (209)           (132)
Advance license fee                                     (250)              -
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired                      (24)           (521)

Net cash used in investing activities                   (814)         (1,485)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        868              29
Principal payments on notes payable                     (112)           (134)
Payments of amounts due to former officer                (84)           (100)
Capital lease payments                                  (117)            (79)

Net cash provided by (used in) financing activities      555            (284)

Effect of exchange rates on cash                          22              69

Net decrease in cash and cash equivalents               (344)         (2,181)
Cash and cash equivalents at beginning of period      10,358          12,065

Cash and cash equivalents at end of period           $10,014         $ 9,884


Supplemental Disclosure

     Cash paid for interest                          $    67         $    43

     Cash paid for income taxes                      $    53         $ 1,442

     Capital lease obligations incurred              $    67         $     -

                                      See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                                  (Unaudited)

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

3.       Inventory

         Inventory consists of the following:
                                                June 30,         December 31,
                                                  1997                1996

                    Raw materials               $ 3,262              $ 2,644
                    Work-in-process               1,818                1,636
                    Finished goods                1,464                1,308
                                                -------              -------
                                                $ 6,544               $5,588
                                                =======               ======

4.       Commitments and Contingencies

         The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

         On July 7, 1992, PSC Inc. ("PSC"), a competitor of the Company, filed a lawsuit in the United States District Court for the Western District of New York (the "Court") against the Company alleging that the Company's prior version of its MS900 series of hand-held scanners infringed a PSC patent. The complaint sought an injunction and damages in an unstated amount. The Company filed a counterclaim for a declaratory judgment asserting that the PSC patent is invalid and that the Company's prior version of its MS900 series of hand-held scanners did not infringe such patent. On April 9, 1997, the Company and PSC entered into a settlement agreement providing for PSC to dismiss with prejudice its lawsuit against the Company and for the Company to dismiss its related counterclaims. In accordance with the agreement, no monies were required to be paid by either party to the other. On April 10, 1997, in accordance with the terms of the settlement agreement described above, the Company and PSC filed a Stipulation of Dismissal with the Court which was signed by the judge the same day.

         With the dismissal of this case, the Company has no other pending patent litigation.

5.       Line of Credit

         The Company has an unsecured line of credit with its primary bank which allows for maximum borrowings of $7,500. The line of credit, which expires on June 30, 1998, bears interest at a rate selected by the Company from interest rate options offered by the bank. Interest rate options consist of (i) the bank's prime rate (8.5% at June 30, 1997) minus 0.25%, or (ii) the bank's Euro-Rate (5.75% at June 30, 1997) plus 1.75%. As of June 30, 1997, no amounts were outstanding under the line of credit. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of June 30, 1997, the Company was in compliance with these covenants and restrictions.

6.       Impact of Recently Issued Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an increase in primary earnings per share for the three and six months ended June 30, 1997 and June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements for the year ended December 31, 1996 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Condensed Consolidated Financial Statements for the three and six month period ended June 30, 1997 and 1996 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 80 foreign countries. Since 1991, the Company has experienced growth in revenues with a significant percentage of its revenues derived from international sales.

Results of Operations

         Since the beginning of 1997 the Company has been exposed to overall unfavorable foreign currency fluctuations due to the reduction in the value of the German mark against the U.S. dollar. The exchange rate at January 1, 1997 was approximately 1.54 German marks to U.S. dollars compared to approximately
1.74 German marks to U.S. dollars at June 30, 1997, a reduction in value of approximately 13% since the beginning of the year, the effect of which was partially offset by an increase in product sales prices in Europe as of April 1, 1997. In accordance with Generally Accepted Accounting Principles, the Company translates its Income Statement utilizing average exchange rates for reported periods.

     The Company's German subsidiary accounted for approximately 46.5% and 47.7%, respectively, of the Company's consolidated sales for the three and six months ended June 30, 1997. Substantially all of the German subsidiary's products are manufactured at the Company's U.S. facility. Therefore, the subsidiary's product manufacturing costs, which represent approximately 83% and 82%, respectively, of the subsidiary's total costs for the three and six months ended June 30, 1997, are incurred by the Company in U.S. dollars. As a result, the subsidiary's sales are significantly effected by fluctuations between the German mark and the U.S. dollar; however, there is minimal offsetting effect relating to the product costs of the subsidiary. Accordingly, the Company's consolidated operating profit is significantly affected by changes in the exchange rate between the German mark and U.S. dollar (See "Liquidity and Capital Resources" regarding the Company's derivative financial instruments.)

         Notwithstanding the effect of the exchange rate of the German mark to the U.S. dollar, the Company's sales denominated in German marks increased 32% and 47%, respectively, for the three and six months ended June 30, 1997 over the same periods a year ago.

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996 (amounts in thousands except per share information)

         Sales increased 11.9% to $13,157 in the three months ended June 30, 1997 from $11,757 in the three months ended June 30, 1996, principally as a result of the continued increase in market acceptance of the Company's hand-held and fixed projection scanners and increased sales and marketing efforts. The increase in sales was offset by lower average unit selling prices compared to the same period a year ago, primarily on certain of the Company's point-of-sale ("POS") products, which included significant unfavorable foreign exchange fluctuations from the Company's German subsidiary. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected the recorded U.S. dollar value of sales by approximately 5.3% or $700 in the three months ended June 30, 1997.

         International sales accounted for $8,314 (63.2% of total sales) in the three months ended June 30, 1997 and $7,480 (63.6% of total sales) in the three months ended June 30, 1996. One customer accounted for approximately 7.3% of the Company's revenues in the three months ended June 30, 1997. Two other customers accounted for approximately 7.8% and 5.9%, respectively, of the Company's revenues in the three months ended June 30, 1996.

         Cost of sales increased 17.9% to $8,438 in the three months ended June 30, 1997 from $7,154 in the three months ended June 30, 1996. Cost of sales as a percentage of sales increased to 64.1% from 60.8%. These increases were due primarily to a reduction in the average selling prices on certain of the Company's products which included the unfavorable foreign currency fluctuations as noted above. An additional factor negatively affecting cost of sales includes initial production and setup costs associated with HoloTrak industrial scanners for which sales levels have not yet achieved sufficient levels to fully absorb these costs. The increases in cost of sales were partly offset by reduced product costs resulting from engineering enhancements to certain products and manufacturing efficiencies from greater unit volumes. If the costs of sales are adjusted to negate the effect of unfavorable foreign currency fluctuations since the beginning of 1997, costs of sales as a percentage of sales would have been 61.0% for the three months ended June 30, 1997 compared with 60.8% for the three months ended June 30, 1996.

         Selling, general and administrative ("SG&A") expenses increased 0.8% to $2,753 in the three months ended June 30, 1997 from $2,730 in the three months ended June 30, 1996 and decreased as a percentage of sales to 20.9% from 23.2%. The increase was primarily due to increased salaries resulting from the hiring of additional sales and marketing personnel throughout North America, Europe and the rest of the world and increased marketing efforts. SG&A expenses were positively effected by reductions in the value of the German mark against the U.S. dollar. The positive impact of the reduced value of the German mark since the beginning of 1997 on consolidated SG&A expenses was approximately 3.6% or $100 in the three months ended June 30, 1997.

         Research and development ("R&D") expenses increased 5.2% to $814 in the three months ended June 30, 1997 from $774 in the three months ended June 30, 1996, and decreased as a percentage of sales to 6.2% from 6.6%. The increase in R&D was primarily due to the hiring of additional research and development personnel.

         Operating income increased 4.8% to $1,152 in the three months ended June 30, 1997 from $1,099 in the three months ended June 30, 1996, and operating income as a percentage of sales decreased to 8.8% from 9.3%.

         Other expenses/income reflect a net expense of $22 in the three months ended June 30, 1997 compared to net other income of $6 in the three months ended June 30, 1996. Other expenses reflect higher foreign currency transaction losses and interest expense compared to the same period a year ago.

         Net income increased 2.2% to $700 in the three months ended June 30, 1997 from $685 in the three months ended June 30, 1996. Net income reflects a 38.0% effective income tax rate in the second quarter of 1997, consistent with the same period a year ago. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected net income by approximately $0.07 per share.

Six Months Ended June 30, 1997 Compared with the Six Months Ended June 30, 1996 (amounts in thousands except per share information)

         Sales increased 17.3% to $25,919 in the first six months of 1997 from $22,099 in the first six months of 1996 principally as a result of the continued increase in market acceptance of the Company's hand-held and fixed projection scanners, and increased sales and marketing efforts. The increase in sales was offset by lower average unit selling prices compared to the same period a year ago, primarily on certain of the Company's POS products, which included significant unfavorable foreign exchange fluctuations from the Company's German subsidiary. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected the recorded U.S. dollar value of sales by approximately 9.5% or $1,170 in the six months ended June 30, 1997.

         International sales accounted for $16,541 (63.8% of total sales) for the first six months of 1997 and $13,385 (60.6% of total sales) for the first six months of 1996. One customer accounted for approximately 6.5% of total sales in the first six months of 1997. Two other customers accounted for approximately 7.1% and 6.6%, respectively, of total sales in the first six months of 1996.

         Cost of sales increased 22.2% to $16,405 in the first six months of 1997 from $13,425 in the first six months of 1996. Cost of sales as a percentage of sales increased to 63.3% from 60.7%. These increases to cost of sales were due to decreased average selling prices on certain of the Company's products which included the unfavorable foreign currency fluctuations as noted above. An additional factor negatively affecting cost of sales includes initial production and setup costs associated with HoloTrak industrial scanners for which sales levels have not yet achieved sufficient levels to fully absorb these costs. The increases to cost of sales were partly offset by reduced product costs resulting from engineering enhancements to certain products and manufacturing efficiencies from greater unit volumes. If the costs of sales are adjusted to negate the effect of unfavorable foreign currency fluctuations since the beginning of 1997, costs of sales as a percentage of sales would have been 60.7% for the six months ended June 30, 1997, consistent with the same period a year ago.

         Selling, general, and administrative expenses increased 7.4% to $5,681 in the first six months of 1997 from $5,289 in the first six months of 1996, and decreased as a percentage of sales to 21.9% from 23.9%. The increase was primarily due to increased salaries resulting from the hiring of additional sales and marketing personnel throughout North America, Europe, and the rest of the world and increased marketing efforts. SG&A expenses were positively effected by reductions in the value of the German mark against the U.S. dollar. The positive impact of the reduced value of the German mark since the beginning of 1997 on consolidated SG&A expenses was approximately 3.2% or $180 in the six months ended June 30, 1997.

         Research and development expenses increased 3.2% to $1,622 in the first six months of 1997 from $1,571 in the first six months of 1996 and decreased as a percentage of sales to 6.3% from 7.1% for the six months ended June 30, 1997 and 1996, respectively. The increase in R&D expenses was due primarily to the hiring of additional research and development personnel.

         Operating income increased 21.9% to $2,211 in the first six months of 1997 from $1,814 in the first six months of 1996. Operating income as a percentage of sales increased to 8.5% in the first six months of 1997 from 8.2% in the first six months of 1996.

         Other expenses/income reflect a net expense of $140 in the first six months of 1997 compared to net other income of $93 in the first six months of 1996. Other expenses reflect higher foreign currency transaction losses and interest expense compared to the same period a year ago.

         Net income increased 9.3% to $1,284 in the first six months of 1997 from $1,175 in the first six months of 1996. Net income reflects a 38.0% effective income tax rate in the first six months of 1997, consistent with the same period a year ago. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected net income by approximately $0.14 per share.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased approximately 12.5% to $17,096 as of June 30, 1997 from $15,200 as of December 31, 1996.

         The Company used net cash of $107 compared with $481 in operating activities for the six months ended June 30, 1997 and 1996, respectively. Net cash used in operating activities for the six months ended June 30, 1997 resulted primarily from increases in accounts receivable and inventory and reductions in accrued expenses, which were partially financed by increases in accounts payable.

         The Company's total deferred income tax asset (current and long-term) of approximately $1,959 and deferred tax liability of $551 is based upon cumulative temporary differences as of June 30, 1997, which provide approximately $4,906 of future income tax deductions against future taxable income. The deferred tax asset arises primarily from recording the December 1993 settlement of a patent lawsuit as an expense for accounting purposes prior to receiving the related tax benefit. The deferred tax liability arises primarily from recording the advance license fee as an expense for tax purposes and a depreciable asset for book purposes.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of June 30, 1997, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1998.

         The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of June 30, 1997, no amounts were outstanding under this revolving credit facility.

         The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) the Company's office and manufacturing facility currently being leased from the Company's principal stockholder, Chairman, President, and CEO, and his spouse, the Company's Vice President Administration and Treasurer; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Potential capital expenditures amount to approximately $6,000. The objective of the potential purchase of the Company's office and manufacturing facility is to save the Company approximately $200 annually of rent expenses, net of depreciation and interest expenses. The Company expects to finance such expenditures from a combination of term notes, operating and capital leases, and a mortgage.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates. Since December 31, 1996, the Company and its German subsidiary have been exposed to unfavorable foreign currency exchange fluctuations as a result of a decline in the value of the German mark against the U.S. dollar. With respect to mitigating the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company increased product sales prices in Europe as of April 1, 1997, and has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge the sales of its German subsidiary, and (ii) the Company has converted its existing term loan from a dollar denominated loan to a German mark based loan in order to reduce the existing variable interest rate incurred by the Company, and create an external German mark denominated liability to act as a partial hedge against outstanding intercompany receivables which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark and the U.S. dollar.

         The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its revolving credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

         The discussion in this Form 10-Q includes forward-looking statements based on current management expectations. Factors which would cause the results to differ from these expectations include the following: general economic conditions; competitive factors and pricing pressures; technological changes in the scanner industry; fluctuations in the exchange rate between the German mark and the U.S. dollar; the Company's ability to enter into and settle forward exchange contracts; availability of patent protection for the Company's holographic scanners and other products; and market acceptance of the Company's new products.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 9, 1997, the Company and PSC Inc. ("PSC") entered into a settlement agreement providing for PSC to dismiss with prejudice its lawsuit against the Company and for the Company to dismiss its related counterclaims. In accordance with the settlement agreement, no monies are required to be paid by either party to the other.

         PSC had sued the Company in 1992 for infringement of PSC's U.S. Patent No. 4,652,750 ("'750 patent") in the United States District Court for the Western District of New York. The Company filed a counterclaim seeking declaratory judgment that its product did not infringe the `750 patent and that `750 patent was invalid and unenforceable.

         On April 10, 1997, in accordance with the terms of the agreement described above, the Company and PSC filed a Stipulation of Dismissal in the United States District Court for the Western District of New York, which was signed by the judge the same day.

         With the dismissal of this case, the Company has no other pending patent litigation.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 26, 1997. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

         (1) The vote of the Common Shareholders for the election of C. Harry Knowles and Stanton L. Meltzer to serve a three-year term ending in 2000 was as follows:

                              No. of Votes For            Name

                                 4,846,305           C. Harry Knowles
                                 4,846,605           Stanton L. Meltzer

         (2) The vote of the Common Shareholders for an increase in the number of shares available under the Company's 1994 Incentive Plan to 1,600,000 was as follows:

                  4,267,404  For       480,176  Against       2,767  Abstain
                  ---------            -------                -----

         (3) The vote of the Common Shareholders for the appointment of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 1997 was as follows:

                  5,080,318  For       820   Against          1,667   Abstain
                  ---------            ---                    -----

                  The directors of the Company whose terms continue after the Annual Meeting of Shareholders referenced above are Lester Hill and Janet H. Knowles.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit Number

                  10      First Amendment to the 1994 Incentive Plan.

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



                          METROLOGIC INSTRUMENTS, INC.



Date: August 14, 1997                     By:/s/ C. Harry Knowles
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 1997                     By:/s/Thomas E. Mills  IV
                                          Vice President Finance &
                                          Chief Financial Officer
                                          (Principal Financial Officer)





                              EXHIBIT INDEX


Exhibit No.



10       First Amendment to the 1994 Incentive Plan

11       Statement Regarding Computation of Per Share Earnings

27       Financial Data Schedule

Exhibit 10        First Amendment to the 1994 Incentive Plan


                   FIRST AMENDMENT TO THE 1994 INCENTIVE PLAN



         THIS FIRST AMENDMENT TO METROLOGIC INSTRUMENTS, INC.'S (the "Company") 1994 INCENTIVE PLAN (the "Plan") is dated as of July 1, 1997 (the "Amendment").


                              B A C K G R O U N D


         In April 1994, the Company's Board of Directors adopted the Plan. Under the Plan, the Company is authorized to award 600,000 shares of its Common Stock ("Shares") to its employees, directors, consultants and other individuals who perform services for the Company, other than C. Harry Knowles and Janet H. Knowles. The Company's shareholders approved the Plan in September 1994. The Plan is administered and interpreted by the Incentive Committee of the Board of Directors. Neither the Incentive Committee nor the Board of Directors has made any amendments to the Plan since its approval by the Company's shareholders in September 1994.

         As of April 28, 1997, options to purchase approximately 552,000 Shares had been granted under the Plan, of which, options to purchase 173,500 Shares are currently exercisable. In addition, as of April 28, 1997, 10,000 restricted stock awards had been granted under the Plan, of which, 4,800 restricted stock awards have vested. To date, no performance shares or performance units have been issued under the Plan.

         As of April 28, 1997, there were approximately 48,000 Shares available for issuance under the Plan.

         WHEREAS, as required by Article X, Section 10.1 of the Plan, the Company has requested, and the shareholders of the Company at the Company's 1997 Annual Meeting of Shareholders have approved, the increase in the number of Shares available under the plan by 1,000,000.

         THEREFORE, the first sentence of Article IV, Section 4.1 of the Plan is hereby amended and restated as follows: "The maximum aggregate number of Shares of Common Stock which may be issued under this Plan shall be 1,600,000 Shares of Common Stock (subject to any increase or decrease pursuant to Section 4.2), which may be either authorized and unissued Common Stock or issued Common Stock reacquired by the Company."

Exhibit 11

                Statement Re: Computation of Per Share Earnings
               (Amounts in thousdands except per share earnings)
Primary


                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,  June 30,  June 30,
                                          1997      1996      1997      1996

Average shares outstanding               5,318     5,251     5,305     5,250

Net effect of dilutive stock
options-based on the treasury
stock method using average
market price                               153        12       142        10

Net effect of dilutive
restrictive stock grants                     3         5         3         5

Total                                    5,474     5,268     5,450     5,265

Net income                              $  700    $  685    $1,284    $1,175

Per share earnings                      $ 0.13    $ 0.13    $ 0.24    $ 0.22


The computation of per share earnings on a fully diluted basis does not materially differ from the amounts calculated on a primary basis.