Form 10-Q
period 1997-09-30
METROLOGIC INSTRUMENTS INC
filed 1997-11-14
CIK 815910

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 ----------

                                  FORM 10-Q

(Mark One)

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1997

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

As of November 11, 1997 there were 5,359,021 shares of Common Stock, $.01 par value per share, outstanding.

                       METROLOGIC INSTRUMENTS, INC.
                                   INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996                         3

         Condensed Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1997 and
         September 29, 1996                                               4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and
         September 29, 1996                                               5

         Notes to Condensed Consolidated Financial Statements             6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8

Part II - Other Information

         Item 1.  Legal Proceedings                                      12
         Item 2.  Changes in Securities                                  12
         Item 3.  Defaults upon Senior Securities                        12
         Item 4.  Submission of Matters to a Vote of Security Holders    12
         Item 5.  Other Information                                      12
         Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                               14

Exhibit Index

                  Term Note between Metrologic Instruments, Inc. and
                  PNC Bank, National Association dated August 4, 1997    16

                  Statement Regarding Computation of Per Share Earnings  22

                  Financial Data Schedule                                23

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Metrologic Instruments, Inc.
                       Condensed Consolidated Balance Sheets
                      (amounts in thousands except share data)

                                                 September 30,     December 31,
Assets                                               1997               1996
                                                 ------------      ------------
                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                      $11,320             $10,358
    Accounts receivable,  net of allowance
       of $472 and $493 in 1997 and 1996,
       respectively                                  9,483               8,035
    Inventory                                        5,829               5,588
    Deferred income taxes                            1,410               1,848
    Other current assets                               238                 519

Total current assets                                28,280              26,348

Property,  plant and equipment, net                  4,564               4,692
Patents and trademarks,  net of amortization
    of $492 and $427 in 1997 and 1996,
    respectively                                     1,233               1,015
Holographic technology,  net of amortization
    of $132 and $67 in 1997 and 1996,
    respectively                                       746                 777
Deferred income taxes                                  578                 655
Advance license fee                                  1,912               2,000
Security deposits and other assets                     218                 505

Total assets                                       $37,531             $35,992

Liabilities and shareholders' equity Current liabilities:
    Current portion of notes payable               $   531             $   596
    Accounts payable                                 3,188               2,607
    Accrued expenses                                 6,231               7,040
    Accrued legal settlement                           901                 905

Total current liabilities                           10,851              11,148

Notes payable,  net of current portion               1,600               1,764
Deferred income taxes                                  490                  23
Accrued legal settlement                               925               1,510
Other liabilities                                      125                 500

Shareholders' equity:
    Preferred stock,  $0.01 par value: 500,000 shares
       authorized;  none issued                          -                   -
    Common stock,  $0.01 par value:  10,000,000 shares
       authorized;  5,356,621 and 5,274,351 shares
       issued and outstanding in 1997 and 1996,
       respectively                                     54                  53
    Additional paid-in capital                      16,025              15,055
    Retained earnings                                7,504               5,596
    Deferred compensation                               (3)                 (8)
    Foreign currency translation adjustment            (40)                351

    Total shareholders' equity                      23,540              21,047

Total liabilities and shareholders' equity         $37,531             $35,992

                                       See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                            Three Months Ended         Nine Months Ended
                        September 30, September 29, September 30, September 29,
                             1997         1996          1997          1996
                                (Unaudited)                 (Unaudited)

Sales                      $13,047      $11,525       $38,966       $33,624
Cost of sales                8,134        7,032        24,539        20,457

Gross profit                 4,913        4,493        14,427        13,167

Selling, general and
 administrative expenses     2,980        2,502         8,661         7,791
Research and development
 expenses                      828          808         2,450         2,379

Operating income             1,105        1,183         3,316         2,997

Other (expenses) income
 Interest income               115           94           318           321
 Interest expense              (42)         (29)         (144)          (85)
 foreign currency transaction
   loss                       (167)         (55)         (408)         (133)
 Other, net                     (5)           -            (5)            -

 Total other (expenses) income (99)          10          (239)          103

Income before provision for
 income taxes                1,006        1,193         3,077         3,100

Provision for income taxes     382          453         1,169         1,185

Net income                  $  624        $ 740       $ 1,908       $ 1,915

Weighted average number of
 shares used in computing
 net income per share    5,452,699    5,285,097     5,451,223     5,271,470

Income per share:

 Net income per share       $ 0.11        $0.14       $  0.35       $  0.36

                    See accompanying notes.

                          Metrologic Instruments, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                        Nine Months Ended
                                                   September 30,  September 29,
                                                       1997            1996
                                                           (Unaudited)
Operating activities

Net cash provided by (used in)
 operating activities                                $ 1,656          $ (236)

Investing activities

Purchase of property,  plant and equipment              (315)         (1,235)
Patents and trademarks                                  (283)           (172)
Advance license fee                                     (375)              -
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired                      (34)           (521)

Net cash used in investing activities                 (1,007)         (1,928)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        958              42
Payments on line of credit                                 -            (170)
Principal payments on notes payable                     (238)           (134)
Payments of amounts due to former officer                (84)           (150)
Capital lease payments                                  (188)           (120)

Net cash provided by (used in) financing activities      448            (532)

Effect of exchange rates on cash                        (135)             28

Net decrease in cash and cash equivalents                962          (2,668)
Cash and cash equivalents at beginning of period      10,358          12,065

Cash and cash equivalents at end of period           $11,320         $ 9,397


Supplemental Disclosure

     Cash paid for interest                          $   149         $    56

     Cash paid for income taxes                      $    69         $ 1,947

     Capital lease obligations incurred              $   210         $     -

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

3.       Inventory

         Inventory consists of the following:
                                          September 30,        December 31,
                                             1997                  1996

                    Raw materials          $ 3,002               $ 2,644
                    Work-in-process          1,745                 1,636
                    Finished goods           1,082                 1,308
                                           $ 5,829                $5,588

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

         With the dismissal of this case, the Company has no other material pending patent litigation.

5.       Line of Credit

         The Company has an unsecured line of credit with its primary bank which allows for maximum borrowings of $7,500. The line of credit, which expires on June 30, 1998, bears interest at a rate selected by the Company from interest rate options offered by the bank. Interest rate options consist of (i) the bank's prime rate (8.5% at September 30, 1997) minus 0.25%, or (ii) the bank's Euro-Rate (5.66% at September 30, 1997) plus 1.75%. As of September 30, 1997, no amounts were outstanding under the line of credit. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of September 30, 1997, the Company was in compliance with these covenants and restrictions.

6.       Financial Instruments

         The Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. These financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge the sales to the Company's German subsidiary, and (ii) the conversion of an existing term loan from a dollar denominated loan to a German mark based loan in order to create an external German mark denominated liability to act as a partial hedge against outstanding intercompany receivables, which are denominated in German marks. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities, and intercompany transactions being hedged. At September 30, 1997, the Company had $865 of foreign currency forward exchange contracts outstanding. The forward exchange contracts generally require the Company to exchange German marks for U.S. dollars at maturity, at rates agreed to at the inception of the contracts.

7.       Impact of Recently Issued Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a significant increase in primary earnings per share for the three and nine months ended September 30, 1997 and September 29, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


            (The remainder of this page intentionally left blank.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements for the year ended December 31, 1996 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1997 and September 29, 1996 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 80 foreign countries. Since 1991, the Company has experienced growth in revenues with a significant percentage of its revenues derived from international sales.

Results of Operations

         Since the beginning of 1997 the Company has been exposed to overall unfavorable foreign currency fluctuations due to the reduction in the value of the German mark against the U.S. dollar. The exchange rate at January 1, 1997 was approximately 1.54 German marks to one U.S. dollar compared to approximately 1.76 German marks to one U.S. dollar at September 30, 1997, a reduction in value of approximately 14% since the beginning of the year, the effect of which was partially offset by an increase in product sales prices in Europe as of April 1, 1997. During the third quarter, the exchange rate was as high as 1.875 German marks to one U.S. dollar. In accordance with generally accepted accounting principles, the Company translates its Statement of Operations utilizing average exchange rates for reported periods.

         The Company's German subsidiary accounted for approximately 45% and 47%, respectively, of the Company's consolidated sales for the three and nine months ended September 30, 1997. Substantially all of the German subsidiary's products are manufactured at the Company's U.S. facility. Therefore, the subsidiary's product manufacturing costs, which represent approximately 73% and 79%, respectively, of the subsidiary's total costs for the three and nine months ended September 30, 1997, are incurred by the Company in U.S. dollars. As a result, the subsidiary's sales are significantly affected by fluctuations between the German mark and the U.S. dollar; however, there is minimal offsetting effect in the product costs of the subsidiary. Accordingly, the Company's consolidated operating profit is significantly affected by changes in the exchange rate between the German mark and U.S. dollar. (See "Liquidity and Capital Resources" for a discussion of the Company's derivative financial instruments.)

         Notwithstanding the effect of the exchange rate of the German mark to the U.S. dollar, the Company's sales derived from its German subsidiary denominated in German marks increased 31.6% and 41.4%, respectively, for the three and nine months ended September 30, 1997 over the corresponding periods in 1996.

Three Months Ended September 30, 1997 Compared with Three Months Ended September 29, 1996 (amounts in thousands except per share information)

         Sales increased 13.2% to $13,047 in the three months ended September 30, 1997 from $11,525 in the three months ended September 29, 1996, principally as a result of the continued increase in market acceptance of the Company's hand-held and fixed projection scanners and increased sales and marketing efforts. The increase in sales was offset by lower average unit selling prices compared to the corresponding period a year ago, primarily on certain of the Company's point-of-sale ("POS") products, which average unit selling prices included significant unfavorable foreign exchange fluctuations from the Company's German subsidiary. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected the recorded U.S. dollar value of sales by approximately 7.4% or $960 in the three months ended September 30, 1997.

         International sales accounted for $8,058 (61.8% of total sales) in the three months ended September 30, 1997 and $7,062 (61.3% of total sales) in the three months ended September 29, 1996. No customer accounted for 5% or more of the Company's revenues in the three months ended September 30, 1997. One customer accounted for approximately 6.6% of the Company's revenues in the three months ended September 29, 1996.

         Cost of sales increased 15.7% to $8,134 in the three months ended September 30, 1997 from $7,032 in the three months ended September 29, 1996, and cost of sales as a percentage of sales increased to 62.3% from 61.0%. These increases were due primarily to a reduction in the average selling prices on certain of the Company's products, which average unit selling prices included the unfavorable foreign currency fluctuations as noted above. An additional factor negatively affecting cost of sales includes initial production and setup costs associated with HoloTrak industrial scanners for which sales levels have not yet achieved sufficient levels to fully absorb these costs. The increases in cost of sales were partly offset by reduced product costs resulting from engineering enhancements to certain products and manufacturing efficiencies from greater unit volumes. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations since the beginning of 1997, cost of sales as a percentage of sales would have been 58.2% for the three months ended September 30, 1997 compared with 61.0% for the three months ended September 29, 1996.

         Selling, general and administrative ("SG&A") expenses increased 19.1% to $2,980 in the three months ended September 30, 1997 from $2,502 in the three months ended September 29, 1996 and increased as a percentage of sales to 22.8% from 21.7%. The increase was primarily due to increased salaries resulting from the hiring of additional sales and marketing personnel throughout North America, Europe and the rest of the world and increased marketing efforts. SG&A expenses were positively affected by reductions in the value of the German mark against the U.S. dollar. The positive impact of the reduced value of the German mark since the beginning of 1997 on consolidated SG&A expenses was approximately 5.6% or $166 in the three months ended September 30, 1997.

         Research and development ("R&D") expenses increased 2.5% to $828 in the three months ended September 30, 1997 from $808 in the three months ended September 29, 1996, and decreased as a percentage of sales to 6.3% from 7.0%. The increase in R&D expenses was primarily due to the hiring of additional research and development personnel.

         Operating income decreased 6.6% to $1,105 in the three months ended September 30, 1997 from $1,183 in the three months ended September 29, 1996, and operating income as a percentage of sales decreased to 8.5% from 10.3%.

         Other expenses/income reflect a net expense of $99 in the three months ended September 30, 1997 compared to net other income of $10 in the three months ended September 29, 1996. Other expenses reflect higher foreign currency transaction losses and interest expense compared to the corresponding period a year ago.

         Net income decreased 15.7% to $624 in the three months ended September 30, 1997 from $740 in the three months ended September 29, 1996. Net income reflects a 38.0% effective income tax rate in the third quarter of 1997, consistent with the corresponding period a year ago. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected net income by approximately $0.11 per share.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 29, 1996 (amounts in thousands except per share information)

         Sales increased 15.9% to $38,966 in the first nine months of 1997 from $33,624 in the first nine months of 1996 principally as a result of the continued increase in market acceptance of the Company's hand-held and fixed projection scanners, and increased sales and marketing efforts. The increase in sales was offset by lower average unit selling prices compared to the corresponding period a year ago, primarily on certain of the Company's POS products, which average unit selling prices included significant unfavorable foreign exchange fluctuations from the Company's German subsidiary. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected the recorded U.S. dollar value of sales by approximately 5.5% or $2,156 in the nine months ended September 30, 1997.

     International sales accounted for $24,597 (63.1% of total sales) for the first nine months of 1997 and $20,447 (60.8% of total sales) for the first nine months of 1996. One customer accounted for approximately 5.4% of total sales in the first nine months of 1997. Three customers accounted for approximately 6.1%, 5.6% and 5.4%, respectively, of total sales in the first nine months of 1996.

         Cost of sales increased 20.0% to $24,539 in the first nine months of 1997 from $20,457 in the first nine months of 1996. Cost of sales as a percentage of sales increased to 63.0% from 60.8%. These increases in the cost of sales were due to a reduction in the average selling prices on certain of the Company's products, which average unit selling prices included the unfavorable foreign currency fluctuations as noted above. An additional factor negatively affecting cost of sales includes initial production and setup costs associated with HoloTrak industrial scanners for which sales levels have not yet achieved sufficient levels to fully absorb these costs. The increases in cost of sales were partly offset by reduced product costs resulting from engineering enhancements to certain products and manufacturing efficiencies from greater unit volumes. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations since the beginning of 1997, cost of sales as a percentage of sales would have been 59.8% for the nine months ended September 30, 1997, compared with 60.8% for the nine months ended September 29, 1996.

         SG&A expenses increased 11.2% to $8,661 in the first nine months of 1997 from $7,791 in the first nine months of 1996, and decreased as a percentage of sales to 22.2% from 23.2%. The increase was primarily due to increased salaries resulting from the hiring of additional sales and marketing personnel throughout North America, Europe, and the rest of the world and increased marketing efforts. SG&A expenses were positively effected by reductions in the value of the German mark against the U.S. dollar. The positive impact of the reduced value of the German mark since the beginning of 1997 on consolidated SG&A expenses was approximately 4.0% or $343 in the nine months ended September 30, 1997.

         R&D expenses increased 3.0% to $2,450 in the first nine months of 1997 from $2,379 in the first nine months of 1996 and decreased as a percentage of sales to 6.3% from 7.1% for the nine months ended September 30, 1997 and September 29, 1996, respectively. The increase in R&D expenses was due primarily to the hiring of additional research and development personnel.

         Operating income increased 10.6% to $3,316 in the first nine months of 1997 from $2,997 in the first nine months of 1996. Operating income as a percentage of sales decreased to 8.5% in the first nine months of 1997 from 8.9% in the first nine months of 1996.

         Other expenses/income reflect a net expense of $239 in the first nine months of 1997 compared to net other income of $103 in the first nine months of 1996. Other expenses reflect higher foreign currency transaction losses and interest expense compared to the same period a year ago.

         Net income decreased 0.4% to $1,908 in the first nine months of 1997 from $1,915 in the first nine months of 1996. Net income reflects a 38.0% effective income tax rate in the first nine months of 1997, consistent with the corresponding period a year ago. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected net income by approximately $0.25 per share.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased approximately 14.7% to $17,429 as of September 30, 1997 from $15,200 as of December 31, 1996.

         The Company's operating activities provided net cash of $1,656 compared with net cash used of $236 for the nine months ended September 30, 1997 and September 29, 1996, respectively. Net cash provided from operating activities for the nine months ended September 30, 1997 resulted primarily from an increase in deferred tax liabilities and a decrease in other assets.

         The Company's total deferred income tax asset (current and long-term) of $1,988 and deferred tax liability of $490 are based upon cumulative temporary differences as of September 30, 1997, which provide approximately $4,982 of future income tax deductions against future taxable income. The deferred tax asset arises primarily from recording the December 1993 settlement of a patent lawsuit as an expense for accounting purposes prior to receiving the related tax benefit. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of September 30, 1997, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1998.

         The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of September 30, 1997, no amounts were outstanding under this revolving credit facility.

         The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) the Company's office and manufacturing facility currently being leased from the Company's principal stockholder, Chairman, President, and CEO, and his spouse, the Company's Vice President Administration and Treasurer, or other additional manufacturing facilities; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Potential capital expenditures amount to approximately $8,000. The purchase of the Company's office and manufacturing facility could potentially save the Company approximately $200 annually of rent expenses, net of depreciation and interest expenses. The Company expects to finance such potential expenditures with a combination of term notes, operating and capital leases, and a mortgage.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates. Since December 31, 1996, the Company and its German subsidiary have been exposed to unfavorable foreign currency exchange fluctuations as a result of a decline in the value of the German mark against the U.S. dollar. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company increased product sales prices in Europe as of April 1, 1997, and has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to its German subsidiary, and (ii) the conversion of the Company's existing term loan from a dollar denominated loan to a German mark based loan in order to reduce the existing variable interest rate on such loan, and to create an external German mark denominated liability to act as a partial hedge against outstanding intercompany receivables which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark and the U.S. dollar.

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

         With the dismissal of this case, the Company has no other material pending patent litigation.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit Number

                  10 Term Note between Metrologic Instruments, Inc. and PNC Bank, National Association dated August 4, 1997

                  11      Statement Re: Computation of Per Share Earnings.

                  27      Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                     METROLOGIC INSTRUMENTS, INC.



Date: November 14, 1997              By:/s/ C. Harry Knowles
                                     C. Harry Knowles
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date: November 14, 1997              By:/s/Thomas E. Mills  IV
                                     Thomas E. Mills  IV
                                     Vice President Finance &
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                                      Page No.


10       Term Note between Metrologic Instruments, Inc. and
         PNC Bank, National Association dated August 4, 1997        16

11       Statement Re: Computation of Per Share Earnings            22

27       Financial Data Schedule                                    23

Exhibit 10


Term Note

2,111,772.08 DEM                                   August 4, 1997

FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower"), with an address at Coles Road at Route 42, Blackwood, New Jersey 08012, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), with an address at 1950 E. Route 70, Cherry Hill, NJ, in immediately available funds at such location or locations as the Bank may designate from time to time, the principal sum of Two Million One Hundred Eleven Thousand Seven Hundred Seventy-Two-08 DEM, (2,111,772.08 DEM), together with interest accruing on the outstanding principal balance from the date hereof, as provided below: 1. Rate of Interest. Amounts outstanding under this Note will bear interest at the rate of interest as set forth in Exhibit "A" hereto. Interest will be calculated on the basis of a year of 360 days for the actual number of days in each interest period. 2. Payment Terms. Interest will be payable in deutsche marks monthly on the Reset Day (as defined in Exhibit "A" hereto) of each month commencing on the Reset Day in September, 1997. Principal will be payable in fifty-two (52) consecutive monthly installments each in the amount of 39,845.00 DEM, commencing on the Reset Day in September, 1997, and continuing on the Reset Day of each month thereafter, with the entire unpaid principal balance hereof due on the Reset Day in January, 2002 (the "Maturity Date"). All payments made hereunder, whether principal, interest or other amounts due, shall be due and payable in Deutsche marks, except as otherwise set forth in Section 11 hereof.

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

3. Late Payments; Default Rate. If the Borrower fails to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Note within ten (10) calendar days of the date due and payable, the Borrower also shall pay to the Bank a late charge equal to five percent (5%) of the amount of such payment. Such ten (10) day period shall not be construed in any way to extend the due date of any such payment. The late charge is imposed for the purpose of defraying the Bank's expenses incident to the handling of delinquent payments and is in addition to, and not in lieu of, the exercise by the Bank of any rights and remedies hereunder, under the other Loan Documents or under applicable laws, and any fees and expenses of any agents or attorneys which the Bank may employ. Upon maturity, whether by acceleration, demand or otherwise, and at the option of the Bank upon the occurrence of any Event of Default (as hereinafter defined) and during the continuance thereof, this Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be two (2) percentage points in excess of the interest rate per annum at which one (1) day deposits (or if such amount remains unpaid for more than three (3) business days, then for such other period of time as the Bank may elect) in deutsche marks in the amount of such overdue payment are offered by major banks in the appropriate market. If at any time such deposits are not offered then the Borrower shall pay interest on such amount at a rate per annum reasonably determined by the Bank in its discretion (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Note.

4. Prepayment. If the Borrower prepays all or any part of the principal hereof on other than the last day of the applicable interest period, the Borrower shall also pay to the Bank, on demand therefor, the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a) the difference between (i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus (ii) the yield on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years, from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note. In addition, the Borrower hereby agrees to indemnify the Bank, upon demand therefor, against any liabilities, losses or expenses which the Bank sustains or incurs as a consequence of the Borrower's prepayment of the principal hereof on a day other than the due date therefor including but not limited to any liabilities, losses or expenses sustained or incurred in (i) liquidating or re-deploying any funds denominated in a currency other than U.S. Dollars acquired from third parties to effect, fund or maintain the loan evidenced hereby in German deutsche marks or any part thereof or (ii) assigning, liquidating, terminating, amending or otherwise modifying any currency hedge, swap, forward contract or similar agreement entered into by the Bank in connection with effecting, funding or maintaining the loan evidenced hereby in German deutsche marks, in each case including any loss of margin.

5. Other Loan Documents. This Note is issued in connection with a certain Amended and Restated Loan and Security Agreement dated November 10, 1995, as amended to date, the terms of which are incorporated herein by reference (the "Loan Documents"), and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note. This Note amends and restates, but does not extinguish the indebtedness evidenced by, that certain Term Note dated December 31, 1996 in the original face amount of $1,300,000 executed and delivered by Borrower to Bank, which prior note is being replaced hereby for, inter alia, the purpose of denominating the outstanding principal thereof and Borrower's payment obligations in connection therewith in German deutsche marks and for the further purpose of revising the rate of interest to be that as set forth in Section 1 hereof.

6. Events of Default. The occurrence of any "Event of Default" under the Loan Documents shall constitute an Event of Default under this Note. Upon the occurrence of an Event of Default, the Bank may exercise from time to time any of the rights and remedies available to the Bank under the Loan Documents or under applicable law.

7. Right of Setoff. Upon and at any time after the occurrence of an Event of Default and the giving by Bank to Borrower of written notice of the occurrence thereof, and in addition to all liens upon and rights of setoff against the money, securities or other property of the Borrower given to the Bank by law, the Bank shall have, with respect to the Borrower's obligations to the Bank under this Note and to the extent permitted by law, a contractual possessory security interest in and a contractual right of setoff against, and the Borrower hereby assigns, conveys, delivers, pledges and transfer to the Bank all of the Borrower's right, title and interest in and to all deposits, moneys, securities and other property of the Borrower now or hereafter in the possession of or on deposit with, or in transit to, the Bank whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to the Borrower. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Bank, although the Bank may enter such setoff on its books and records at a later time.

8. Taxes and Withholding. Any and all payments due hereunder shall be made free and clear of and without deduction for any and all present or future taxes, levies, imports, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) taxes imposed on the Bank's net income, (ii) franchise taxes imposed on the Bank by the jurisdiction under the laws of which the Bank is organized or any political subdivision thereof, and (iii) if applicable, taxes imposed on the Bank's net income, and franchise taxes imposed on the Bank, by the jurisdiction of the Bank's lending office or any political subdivision thereof (all such non-excluded taxes, levies, imports, deductions, charges withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be require by law to deduct any Taxes from or in respect of any sum payable hereunder (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums necessary so that after making all required deductions (including deductions applicable to additional sums payable under this paragraph) the Bank will receive an amount equal to the sum the Bank would have received had no such deductions been made, (ii) the Borrower agrees to make such deductions and (iii) the Borrower agrees to pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law. In addition, Borrower agrees to pay any present or future stamp or document taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Note (hereinafter referred to as "Other Taxes"). Within thirty (30) days of any payment of Taxes, the Borrower hereby agrees to furnish to the Bank the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this paragraph) paid by the Bank or any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted, within thirty (30) days of the Bank's request therefor. Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this paragraph shall survive the payment in full of the amounts outstanding hereunder.

9.  Special Provisions Regarding Exchange Rates.

    (a) The specification herein that payment be made in deutsche marks at the location or locations designated by the Bank from time to time, is of the essence hereof. If payment is not made in deutsche marks (the "Contractual Currency") or if any court or tribunal shall render a judgment or order for the payment of amounts due hereunder or under any other Loan Document and such judgment is expressed in a currency other than the Contractual Currency, the Borrower shall indemnify and hold the Bank harmless against any deficiency in terms of the amount received by the Bank arising or resulting from any variation as between (i) the rate of exchange at which the Contractual Currency is converted into the currency actually received or the currency in which the judgment is expressed (the "Received Currency") and (ii) the rate of exchange at which the Bank would, in accordance with normal banking procedures, be able to purchase the Contractual Currency with the Received Currency by the Bank on the Business Day following receipt of the Received Currency. If the court or tribunal has fixed the date on which the rate of exchange is determined for the conversion of the judgment currency into the Contractual Currency (the "Conversion Date") and if there is a change in the rate of exchange prevailing between the Conversion Date and the date of receipt by the Bank, then the Borrower will, notwithstanding such judgment or order, pay such additional amount as may be necessary to ensure that the amount paid in the Received Currency when converted at the rate of exchange prevailing on the date of receipt will produce the amount then due to the Bank from the Borrower hereunder in the Contractual Currency.

    (b) If the Borrower shall wind up, liquidate, dissolve or become bankrupt while there remains outstanding (i) any amounts owing to the Bank hereunder or under any other Loan Document, (ii) any damages owing to the Bank in respect of a breach of any of the terms hereof or (iii) any judgment or order rendered in respect of such amounts or damages, the Borrower shall indemnify and hold the Bank harmless against any deficiency in terms of the Contractual Currency in the amounts received by the Bank arising or resulting from any variation as between (i) the rate of exchange at which the Contractual Currency is converted into another currency (the "Liquidation Currency") for purposes of such winding-up, liquidation, dissolution or bankruptcy with regard to the amount in the Contractual Currency due or contingently due hereunder or under any other Loan Document or under any judgment or order into which the relevant obligations hereunder or under any other Loan Document shall have been merged and (ii) the rate of exchange at which the Bank could, in accordance with normal banking procedures, be able to purchase the Contractual Currency with the Liquidation Currency at the earlier of (A) the date of payment of such amounts or damages and (B) the final date or dates for the filing of proofs of a claim in a winding-up, liquidation, dissolution or bankruptcy. As used in the preceding sentence, the "final date" or dates for the filing of proofs of a claim in a winding-up, liquidation, dissolution or bankruptcy shall be the date fixed by the liquidator or other appropriate person or otherwise applicable under the applicable law as being the last practicable date as of which the liabilities of the Borrower may be ascertained for such winding-up, liquidation, dissolution or bankruptcy before payment by the liquidator or other appropriate person in respect thereof.

    (c) The Borrower agrees to indemnify the Bank against any loss or expense which the Bank may sustain or incur in liquidating or employing deposits acquired to effect, fund or maintain the Contractual Currency (including any swap or hedging arrangements or similar instruments) as a consequence of (i) the Borrower's failure to make a payment on the due date thereof, or (ii) the Borrower's failure to borrow under, convert to or renew an advance in the Contractual Currency on the proposed effective date of such borrowing, conversion or renewal. The Bank's determination of an amount payable under this paragraph (c) shall, in the absence of manifest error, be conclusive and shall be payable on demand.

    (d) If any withholding or other tax required to be paid by the Borrower hereunder is not paid and is imposed on and paid by the Bank, the Borrower shall indemnify the Bank and reimburse the Bank for the amount of such payment, together with any interest, penalties and expenses in connection therewith, whether or not such tax shall have been correctly or legally imposed.

      (e) The indemnities provided by this Section 9 shall constitute obligations of the Borrower separate and independent from its other obligations hereunder and under the other Loan Documents, shall give rise to separate and independent causes of action against the Borrower, shall apply irrespective of any indulgence granted by the Bank from time to time and shall continue in full force and effect notwithstanding any judgment or order or the filing of any proofs of claim in the winding-up, liquidation, dissolution or bankruptcy of the Borrower for a liquidated sum in respect of other amounts due hereunder or under any other Loan Document or any damages owing to the Bank in respect of any breach of the terms hereof or of any other Loan Document or any judgment rendered in respect of such amounts or damages.

10. Special Provisions Regarding Alternate Currencies. If the Bank determines that (a) by reason of circumstances affecting the market generally, adequate means do not exist for ascertaining an applicable currency rate in the Contractual Currency or (b) the Bank shall determine, in good faith (which determination shall be final and conclusive) that compliance by the Bank with any applicable law, treaty, order or regulation or the interpretation or application thereof by any governmental authority, has made it unlawful or it has otherwise become commercially unreasonable for the Bank to make or maintain an advance in the Contractual Currency, then Bank shall give notice thereof to the Borrower. Thereafter, (x) the Borrower shall, at its option, repay the amount of such advance at the expiration of the then current interest period or convert such advance to U.S. Dollars on such expiration date (or immediately if the Bank may not lawfully continue to so maintain such loans) and (y) the right of the Borrower to have amounts outstanding hereunder denominated in the Contractual Currency shall be suspended.

11. European Monetary Union. If, as a result of the implementation of European monetary union, (i) Deutsche marks ceases to be lawful currency of the Republic of Germany and is replaced by a European common currency (the "Euro") or (ii) Deutsche marks and the Euro are at the same time recognized by the central bank of the Republic of Germany as lawful currency of such nation and the Bank shall so request in a notice delivered to the Borrower, then any amount payable hereunder by any party hereto shall instead be payable in the Euro and the amount so payable shall be determined by translating the amount payable in Deutsche marks to the Euro at the exchange rate recognized by the European Central Bank for the purpose of implementing European monetary union. Prior to the occurrence of the event or events described in clause (i) or (ii) of the preceding sentence, each amount payable hereunder in Deutsche marks, except as otherwise provided herein, shall continue to be payable only in Deutsche marks.

      (b) The Borrower agrees, at the request of the Bank, to compensate the Bank for any loss, cost, expense or reduction in return that the Bank shall reasonably determine shall be incurred or sustained by Bank as a result of the implementation of European monetary union and that would not have been incurred or sustained but for the transactions provided for herein. A certificate of the Bank setting forth the Bank's determination of the amount or amounts necessary to compensate the Bank shall be delivered to the Borrower and shall be conclusive absent manifest error so long as such determination is made on a reasonable basis. The Borrower shall pay the Bank the amount shown as due on any such certificate within 10 days after receipt thereof.

      (c) The parties hereto agree, at the time of or at any time following the implementation of European monetary union, to use reasonable efforts to enter into an agreement amending this Note in order to reflect the implementation of such monetary union, to place the parties hereto in the position with respect to the settlement of payments of the Euro as they would have been with respect to the settlement of the currency it replaced.


12. Miscellaneous. No delay or omission of the Bank to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power, nor shall the Bank's action or inaction impair any such right or power. The Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Bank in the enforcement of its rights in this Note and in any security therefor, including without limitation reasonable fees and expenses of the Bank's counsel. If any provision of this Note is found to be invalid by a court, all the other provisions of this Note will remain in full force and effect. The Borrower and all other makers and indorsers of this Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. The Borrower also waives all defenses based on suretyship or impairment of collateral. If this Note is executed by more than one Borrower, the obligations of such persons or entities hereunder will be joint and several. This Note shall bind the Borrower and its heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Bank and its successors and assigns. This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE BANK AND THE BORROWER DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED, EXCLUDING ITS CONFLICT OF LAWS rules. The Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court for the county or judicial district where the Bank's office indicated above is located, and consents that all service of process be sent by nationally recognized overnight courier service directed to the Borrower at the Borrower's address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Note.

13. WAIVER OF JURY TRIAL. THE BORROWER IRREVOCABLY WAIVES ANY AND ALL RIGHTS THE BORROWER MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS NOTE, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS NOTE OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE BORROWER ACKNOWLEDGES THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

The Borrower acknowledges that it has read and understood all the provisions of this Note, including the waiver of jury trial, and has been advised by counsel as necessary or appropriate.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

                     METROLOGIC INSTRUMENTS, INC.



Attest: /s/George J. Daulerio, Jr.              By: /s/C. H. Knowles

Print Name: George J. Daulerio, Jr.             Print Name: C. Harry Knowles

Title:  Controller                              Title: President

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

                "Business Day" shall mean (i) any day other than a Saturday or Sunday or any other day on which commercial banks in Philadelphia are authorized or required to be closed for business and (ii) with respect to matters relating to the Contractual Currency, (a) a day on which banks are open for dealings in deposits in the Contractual Currency in the applicable interbank market and (b) a day on which commercial banks are open for business in the principal financial center of the country in which such advances or payments are to be made or received.

                "Euro-Rate" shall mean the interest rate per annum determined by Bank by dividing (the resulting quotient rounded upward to the nearest 1/16th of 1% per annum) (i) the rate of interest determined by Bank in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the rate for deposits in deutsche marks two (2) Business Days prior to the first day of each Euro-Rate Interest Period for an amount comparable to the principal amount of the Note and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage.

                "Euro-Rate Interest Period" shall mean one month; provided, that if a Euro-Rate Interest Period would end on a day which is not a Business Day, it shall end on the next succeeding Business Day, unless such day falls in the succeeding calendar month in which case the Euro-Rate Interest Period shall end on the next preceding Business Day. In no event shall any Euro-Rate Interest Period end after January 1, 2002.

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

                If Bank determines (which determination shall be final and conclusive) that, by reason of circumstances affecting the interbank eurodollar market generally, deposits in dollars (in the applicable amounts) are not being offered to banks in the interbank eurodollar market for the selected term, or adequate means do not exist for ascertaining the Euro-Rate, then Bank shall give notice thereof to Borrower. Thereafter, until Bank notifies Borrower that the circumstances giving rise to such suspension no longer exist, (a) the availability of the Euro-Rate Based Rate shall be suspended, and (b) the interest rate for all principal then bearing interest at the Euro-Rate Based Rate shall be converted at the expiration of the then current Euro-Rate Interest Period to a fixed rate offered by Bank in its discretion ("As-Offered Fixed Rate").

                In addition, if, after the date hereof, Bank shall determine (which determination shall be final and conclusive) that any enactment, promulgation or adoption of or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by a governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank with any guideline, request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for Bank to make or maintain or fund loans at the Euro-Rate Based Rate, Bank shall notify Borrower. Upon receipt of such notice, until Bank notifies Borrower that the circumstances giving rise to such determination no longer apply, (a) the availability of the Euro-Rate Based Rate shall be suspended, and (b) the interest rate on all principal then bearing interest at the Euro-Rate Based Rate shall be converted to an As-Offered Fixed Rate either (i) on the last day of the then current Euro-Rate Interest Period if Bank may lawfully continue to maintain principal at the Euro-Rate Based Rate to such day, or (ii) immediately if Bank may not lawfully continue to maintain principal at the Euro-Rate Based Rate.

           (B) Interest Rate Election. At the end of each Euro-Rate Interest Period, Borrower shall be deemed to have selected another one month interest period, such that the entire principal balance of the Note shall bear interest at the Euro-Rate Based Rate for consecutive one-month Euro-Rate Interest Periods. Each Euro-Rate Interest Period will be applicable to the entire principal balance, and not more than one tranche of principal accruing interest at the Euro-Rate Based Rate shall be outstanding at any one time.

           (C) Reset Day. As used in the Term Note, "Reset Day" shall mean the last day of each Euro-Rate Interest Period, provided that if by reason of either of the final two paragraphs of subpart (A) of this Exhibit "A" interest hereunder accrues at the As-Offered Fixed Rate, then the Reset Day shall mean the first day of the applicable month.

Exhibit 11

                Statement Re: Computation of Per Share Earnings
               (Amounts in thousdands except per share earnings)
Primary


                                        Three Months Ended  Nine Months Ended
                                        Sept. 30  Sept. 29  Sept. 30  Sept. 29
                                          1997      1996      1997      1996

Average shares outstanding               5,352     5,253     5,320     5,251

Net effect of dilutive stock
options-based on the treasury
stock method using average
market price                                98        27       128        15

Net effect of dilutive
restrictive stock grants                     3         5         3         5

Total                                    5,453     5,285     5,451     5,271

Net income                              $  624    $  740    $1,908    $1,915

Per share earnings                      $ 0.11    $ 0.14    $ 0.35    $ 0.36


The computation of per share earnings on a fully diluted basis does not materially differ from the amounts calculated on a primary basis.