Form 10-K
period 1997-12-31
METROLOGIC INSTRUMENTS INC
filed 1998-03-31
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------
                                   FORM 10-K
                                ---------------
(Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1998 was $22,431,184 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 23, 1998 there were 5,375,990 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the following documents are incorporated herein by reference:

           Part III - The Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

                                     PART I

Item 1.  Business

Introduction

Metrologic Instruments, Inc. ("Metrologic" or the "Company") designs, manufactures and markets bar code scanning equipment incorporating laser and holographic technology. These scanners rapidly, accurately and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems. The Company's principal laser scanner products are hand-held scanners, fixed projection scanners, in-counter scanners and industrial scanners. The Company's marketing efforts are also currently focused on additional products, including wireless scanner interfaces, holographic scanners, hand-mounted scanners, which provide hands-free scanning capability, and laser engines, which perform scanning functions in products manufactured by others. The Company is vertically integrated, designing and manufacturing its own optics, optical coatings, magnetic and inductive electronic components and fabricated parts.

The Company was incorporated in New Jersey in May 1969 as a successor to a sole proprietorship, which commenced operations in 1968. The Company's executive and administrative offices are located at 90 Coles Road, Blackwood, New Jersey 08012. The Company's telephone number is 609-228-8100.

The Company's principal subsidiaries include: Metrologic Instruments GmbH; Metrologic Asia (PTE) Ltd.; Metrologic do Brasil Ltda; and Holoscan, Inc. ("Holoscan"), and an affiliate, Metrologic, South America, an exclusive sales office.

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

Bar code laser scanners are the Company's predominant products and accounted for 92.8%, 92.0% and 93.5% of the Company's sales in 1997, 1996 and 1995, respectively. The following laser bar code scanners have historically accounted for a substantial portion of the Company's product revenues.

Hand-Held Scanners. Since late 1990, the Company has offered for sale its MS900 Series of automatically triggered hand-held scanners. These scanners generally are used in retailing, libraries, industrial warehousing, production lines and commercial applications because of their low cost, size and versatility. Using infrared sensor detectors, the MS900 Series turns on automatically and can be manually presented to a bar code or fixed mounted and used as a stationary scanner. These scanners can automatically read and discriminate among all commonly used bar code symbols. Priced to compete directly with other low cost bar code reading devices such as the charge coupled device ("CCD") and the light pen, the MS900 Series also competes in a class of more expensive high performance scanners due to its performance and reliability.

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

Omnidirectional Hand-Held Scanners. In 1996, the Company introduced a multi-purpose omnidirectional scanner. The MS6720 incorporates omnidirectional scanning technology into a hand-supportable housing, offering ergonomic hand-held scanning and fixed presentation throughput. The MS6720 is positioned on a unit sales price basis between the Company's cost-effective MS900 Series and high-performance fixed presentation MS700 scanners.

Industrial Scanners. Since 1991, the Company has offered its TECH series of scanners. These scanners generally are used in conveyor belt or other industrial applications requiring automated scanning capability. The TECH series is designed to withstand the rigors associated with equipment used in industrial environments and may be mounted in any orientation, giving the end-user installation flexibility. Other industrial products include ScanQuest(R) engines, ScanGlove(R) scanners and ScanKey(TM) scanners.

Holographic Scanners. In May 1996, the Company has offered its HoloTrak(R) line of holographic scanners. These scanners utilize proprietary Metrologic technology to offer increased scanning performance at a more affordable price than similar fixed industrial use omnidirectional scanners on the market. The HoloTrak(R) line is designed to increase user efficiency and productivity in high volume package-handling situations. The HoloTrak(R) scanners may be mounted above work areas and loading doors to allow "walk-under scanning," or utilized for hands-free unattended high-speed conveyor belt scanning in industrial and package sortation applications.

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

During 1997, the Company's research and development efforts were focused on new product introductions for 1997 and 1998, which include hand held scanners, fixed projection scanners, and holographic scanners. Introduced in March 1998, the Company's holographic scanning solutions include a complex high speed holographic scanner tunnel system, which combines cost-effective holographic scanner technology with other technologies to provide a complete conveyor belt scanning solution for a broad range of applications.

During 1997, 1996 and 1995, the Company spent approximately $3.4 million, $3.1 million and $3.0 million respectively, on research and development activities.

Sales and Marketing

The Company sells its products through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users located throughout the world. The Company also utilizes its subsidiaries and affiliates to sell, distribute and service its products throughout major markets of the world. Metrologic Instruments GmbH, a wholly-owned subsidiary located near Munich, Germany, provides sales, distribution and service to European customers. In 1997, the Company established Metrologic Asia (PTE) Ltd., a wholly-owned subsidiary located in Singapore which provides sales, distribution and service, to develop and support the Company's growing Asian customer base. Metrologic Instruments, South America, an exclusive sales office located in Caracas, Venezuela provides sales and service to the South American marketplace. In January, 1998, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic do Brasil Ltda located in Sao Paulo, Brazil. Metrologic do Brasil Ltda will provide sales, distribution and service for its Brazilian customer base.

During 1997, and continued through the first quarter of 1998, the Company has significantly increased its North American sales force primarily to gain marketshare in point-of-sale ("POS") scanner sales.

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

The Company has also entered into brand label agreements for sales of its HoloTrak industrial holographic scanners with companies in the industrial controls and industrial scanner industries, including Rockwell Automation which sells HoloTrak scanners under the AllenBradley name, Symbol Technologies, Inc., which will sell HoloTrak scanners under the Symbol brand name, and an exclusive sales agreement for HoloTrak sales in Japan with Matsushita Inter-Techno Co. (a company of the Panasonic Corporation). Additionally, the Company has developed a separate VAR network for the sales, service and distribution of the HoloTrak(R) scanners.

As of December 31, 1997, the Company had approximately $1.7 million in backlog orders, including $0.6 million in backlog orders attributable to Metrologic Instruments GmbH. All such backlog orders are anticipated to be filled prior to December 31, 1998. As of December 31, 1996, the Company had approximately $5.1 million in backlog orders, including $1.8 million in backlog orders attributable to Metrologic Instruments GmbH, all of which were filled during the 1997 fiscal year.

The Company performs ongoing credit evaluations of its customer's financial condition, and except where risk warrants, requires no collateral. The Company may require, however, letters of credit or prepayment terms for those customers in lesser developed countries.

The following table sets forth certain information as to the Company's sales by geographical location: (amounts in thousands)

                                             Year Ended December 31,
                                     1995              1996              1997
       North America               $18,387           $17,445           $19,684
       Europe                       18,470            23,466            26,475
       Rest of World                 4,706             6,060             7,336
                                   -------           -------           -------
         Total                     $41,563           $46,971           $53,495
                                   =======           =======           =======

For a discussion of additional financial information by geographical area, see
Note 12 of the Notes to Consolidated Financial Statements.

Foreign sales of the Company's products are subject to the normal risks of foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions. The Company's international sales are invoiced in U.S. dollars, German marks, Singapore dollars and various other European currencies and are thus subject to currency exchange fluctuations. Since the Company's products are manufactured in the United States, the Company's sales and results of operations are routinely affected by fluctuations in the value of the U.S.
dollar.

Competition

The bar code scanning industry is highly competitive. The Company encounters competition primarily from manufacturers in the United States, Japan, Taiwan, Italy, and the Netherlands. The Company's scanners compete primarily with those produced by Accu-Sort Systems, Inc., Intermec Corp., Microscan Systems, Inc., NCR Corporation, Norand Corporation, PSC, Inc., Symbol Technologies, Inc., Welch Allyn, Inc. and others in the United States as well as Scantech located in the Netherlands, Datalogic, Inc. located in Italy, Sick located in Germany, and Nippondenso ID Systems, Opticon, Inc. and many other manufacturers located in Asia. While many of the Company's competitors are much larger and have greater financial, technical, marketing and other resources than the Company, the Company believes that it competes on the basis of price, quality, service and product performance.

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 33 issued U.S. patents, which expire between 1999 and 2014, and three foreign patents, which expire between 2005 and 2012. In addition, the Company currently has 13 U.S. allowed patent applications and four foreign allowed patent applications which are expected to issue as patents, shortly. The Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), HandSet(R), ScanSet(R), ScanGlove(R), ScanPal(R), Mini-Slot(R), Liberty(R), ScanQuest(R), Tech 7(R), Tech 8(R), Tech 10(R), and VarSide(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark and service mark applications including ScanKey(TM), HoloTrak(R), HoloSet(TM), HoloPrism(TM), Contour(TM), and Concert(TM) and for other marks it is using in both the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents ("the Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and agreed to pay another $1 million in quarterly installments of $125,000, over two years ending in December 1998. In December 1997, the Company and Symbol amended the Symbol Agreement to provide for the purchase of the Company's HoloTrak industrial holographic scanners for resale by Symbol under Symbol's brand label. This replaces a prior commitment under the Symbol Agreement to purchase the Company's products.

In connection with the settlement of a December 1993 patent lawsuit with Symbol, the Company agreed to make payments to Symbol through December 31, 2004. As a result of the patent lawsuit, the Company redesigned its hand-held scanners to convert them from a triggered version to a triggerless version. In connection with the Symbol Agreement dated December 1996, Symbol amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7.5 million to approximately $5.1 million. For additional information concerning the settlement, see Note 10 of the Notes to Consolidated Financial Statements.

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

The Company has invested and will continue to invest in capital production equipment and tooling that will automate production, increase capacity and reduce direct labor costs. The Company utilizes five computerized printed circuit board surface mount component pick-and-place machines. The Company uses a computer-based, high-speed coil winder and an automated soldering station for the production of transformers, inductors and other magnetic components. The Company uses seven computer-controlled machine tools for automated production of machined components. The Company uses three computerized vacuum-deposition chambers to coat its filters, mirrors and lenses, and high-speed robotic glass cutting machines. Computer-operated equipment is used for testing printed circuit assemblies as well as the final products to assure repeatable, reliable performance and accurate data collection for monitoring and analysis. The Company has in operation a holographic scanning disc engineering and production facility with the capability to design and manufacture high volumes of holographic scanners.

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

Government Regulations

The Company and its products are subject to regulation by various agencies both in the United States and in the countries in which its products are sold. The Food & Drug Administration's Center for Devices and Radiologic Health regulates laser safety in the United States, and in Canada, laser safety is regulated by the Health Protection Branch. In addition, the Occupational Safety and Health Administration and various state and municipal government agencies have promulgated regulations concerning working condition safety standards in connection with the use of lasers in the workplace. Radio emissions are the subject of governmental regulation in all countries in which the Company currently sells its products. The Company also submits its products for product safety certification in the United States and Canada by the nationally recognized testing laboratories, the Underwriters Laboratories, Inc. and/or the Canadian Standards Association.

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

Employees

As of December 31, 1997, the Company had approximately 400 full-time employees. None of the Company's employees is represented by a labor union. Management believes that its relationships with its employees are good.

Item 2.  Properties

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board, President and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company. Under a lease agreement entered into on April 1, 1994, the Company has leased the building for a term of five years and has an option to renew the lease for an additional five-year term. The initial annual rent under the lease for the first year was $356,440 and increases annually at a rate of 4.5%. An expansion of the facilities consisting of an additional 51,000 square feet was completed in October 1995, which has increased the Company's facility to an aggregate of 113,000 square feet. The expanded space is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The total lease rate as of April 1, 1998 will be approximately $64,000 per month, excluding taxes and insurance.

The Company owns a former office and factory in Bellmawr, New Jersey which is no longer utilized for operations and is currently under lease with an option for the lessee to purchase the building. The Company's wholly-owned subsidiaries, Metrologic Instruments GmbH, Metrologic Asia (PTE) Ltd., and Holoscan each lease office space from third parties. The sales office in Venezuela is leased from a third party by an independent representative of the Company. Metrologic do Brasil Ltda, a joint venture, leases office space from a third party in Sao Paulo, Brazil.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 31, 1998 are as follows:

Name                       Age      Position
C. Harry Knowles*          69       Chairman of the Board, President and
                                    Chief Executive Officer
Janet H. Knowles*          56       Vice President, Administration,
                                    Secretary and Treasurer
Dr. LeRoy D. Dickson       63       Vice President, Optical Engineering,
                                     Metrologic Instruments, Inc. and
                                     President and Chief Operating Officer,
                                     Holoscan, Inc.
Dale M. Fischer            57       Vice President, International Sales
Joseph Milacci             54       Vice President, Industrial Automation
Thomas E. Mills, IV        38       Vice President, Finance and Chief Financial
                                     Officer
Benny A. Noens             50       Vice President, European Sales, and
                                     Managing Director, Metrologic
                                     Instruments GmbH
John L. Patton             52       Director, Human Resources
William G. Smeader         59       Vice President, Manufacturing
Kevin P. Woznicki          44       Vice President, North American Sales
-----------------------------------
* Mr. and Mrs. Knowles are husband and wife.

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

Janet H. Knowles was a director of the Company from 1972 to 1984 and has served as a director since 1986. Mrs. Knowles served as Vice President, Administration from 1976 to 1983 and has served in that capacity and as Secretary since 1984, and as Treasurer since 1994. Mrs. Knowles is responsible for the Company's administrative matters.

Dr. LeRoy D. Dickson has served as the Company's Vice President, Optical Engineering since January 1997. He is also the President and Chief Operating Officer and co-founder of Holoscan, Inc., a company that was established in 1993 to develop holographic bar code scanners. Dr. Dickson served as Chairman, Chief Executive Officer and President of Holoscan until March 1996, the date of the Company's acquisition of Holoscan. Prior to 1993, Dr. Dickson spent 24 years with IBM developing optical technology and laser scanning systems, including IBM's holographic supermarket scanners.

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

Joseph Milacci has served as the Company's Vice President, Industrial Automation since October 1997. From 1993 to 1997, Mr. Milacci was employed as General Manager and Member of the Board of Directors for OPCO, Inc., a manufacturer of optical components. From 1987 to 1997, on a part time basis from 1993 to 1997, Mr. Milacci owned and operated JEM Group, Inc., a process and service company. From 1985 to 1987, Mr. Milacci served as Vice President of Operations for Z-Tel, Inc., a telecommunications company. From 1977 to 1985, Mr. Milacci served as the Vice President and General Manager of Fischer Scientific Corporation. Mr. Milacci was previously employed by Metrologic from 1973-1977 as Operations Manager.

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

John L. Patton served as the Company's Human Resources Manager from February 1993 to 1996 and has served as Director, Human Resources since December 1996. From 1988 to February 1993, he was employed as a human resources consultant with the Gordon Walls Company and from 1984 to 1988, he was employed as human resources manager at TRW, IRC Division. From 1979 to 1984 he held the position of Personnel Manager at Oral B Laboratories.

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



                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The common stock of the Company, par value $.01 per share ("Common Stock") is traded on The Nasdaq Stock Market under the symbol "MTLG." The following table sets forth, for the indicated periods, the high and low closing prices of the Company's Common Stock as reported by Nasdaq:

                                                High              Low


              January to March 1996            $13 1/4          $  9 3/8
              April to June 1996               $13              $11
              July to September 1996           $13 1/2          $11 1/4
              October to December 1996         $16 1/2          $13 1/4

              January to March 1997            $17 1/2          $13 1/4
              April to June 1997               $19 3/4          $13 3/4
              July to September 1997           $19 5/8          $14
              October to December 1997         $15 3/4          $12 1/4

On March 23, 1998 there were 159 stockholders of record of Common Stock.

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

Item 6.  Selected Consolidated Financial Data
(in thousdands, except share and per share data)
                                           Year ended December 31,
                                 1993      1994      1995      1996       1997
                              -------------------------------------------------
Statement of Operations Data:
Sales                         $ 23,682  $ 35,960  $ 41,563   $ 46,971  $ 53,495
Cost of sales                   14,666    20,633    24,092     28,799    33,240
                              -------------------------------------------------
Gross profit                     9,016    15,327    17,471     18,172    20,255
Selling,  general and
  administrative expenses        4,709     7,830    10,589     10,505    12,087
Research and development
  expenses                       1,516     1,765     3,024      3,110     3,359
                              -------------------------------------------------
Operating income                 2,791     5,732     3,858      4,557     4,809
Settlement of patent litigation
  and related legal costs       (5,002)        -         -          -         -
Other income (expense),  net      (489)     (242)      353        221      (156)
                              -------------------------------------------------
Income (loss) before (provision)
      benefit  for income taxes (2,700)    5,490     4,211      4,778     4,653
(Provision) benefit for income
  taxes(1)                         273       333    (1,669)    (1,803)   (1,673)
                              -------------------------------------------------
Net income (loss)             $ (2,427)  $ 5,823   $ 2,542    $ 2,975   $ 2,980
                              =================================================
Pro forma adjustment
  (unaudited) (2) (Provision)
   benefit for income taxes
    as a C Corporation             791    (2,617)      n/a        n/a       n/a
                              -------------------------------------------------
Pro forma net income
  (loss) (2)                  $ (1,636)  $ 3,206       n/a        n/a       n/a
                              =================================================
Basic earnings per share(3)
    Weighted average shares
       outstanding used in
       computing basic EPS   3,499,998 3,898,899 5,238,112  5,255,275 5,330,596
                              =================================================
    Basic earnings per share  $  (0.69)  $  1.49   $  0.49    $  0.57   $  0.56
                              =================================================
    Pro forma basic earnings
       (loss) per share (2)   $  (0.47)  $  0.82      n/a         n/a       n/a
                             =================================================
Diluted earnings per share(3)
    Weighted average shares
       outstanding used in
       computing diluted EPS 3,499,998 3,912,100 5,278,683  5,301,066 5,447,277
                              =================================================
    Diluted earnings per share $ (0.69)   $ 1.49    $ 0.48     $ 0.56    $ 0.55
                              =================================================
    Pro forma diluted earnings
       (loss) per share (2)    $ (0.47)    $ 0.82     n/a         n/a       n/a
                              =================================================
                                             December 31,
                            1993      1994       1995       1996        1997
                        ------------------------------------------------------
Balance Sheet Data:
Cash and cash
  equivalents             $   346   $ 11,925   $ 12,065    $ 10,358   $ 13,096
Working capital           $ 1,669   $ 14,942   $ 14,733    $ 15,200   $ 18,599
Total assets              $ 9,268   $ 26,342   $ 31,401    $ 35,992   $ 38,458
Long-term debt            $ 3,077   $    803   $    817    $  1,764   $  1,496
Other long-term
  obligations             $ 4,159   $ 3,718    $ 3,126     $ 2,033    $ 1,329
Total liabilities         $12,069   $11,329    $13,475     $14,945    $13,557
Common stock              $    35   $    52    $    52     $    53    $    54
Total stockholders'
  equity (deficit)        $(2,801)  $15,013    $17,926     $21,047    $24,901
Cash dividends declared
  per common share        $  0.18   $  0.83    $     -     $     -    $     -

(1) Benefit for income taxes for the year ended December 31, 1994 includes a benefit of $1.7 million related to the change in the Company's federal income tax status upon termination of its election to be treated as an S Corporation.
(2) In connection with the consummation of the Company's initial public offering in October 1994, the Company's status as an S Corporation terminated, and the Company is now subject to corporate income taxes. Accordingly, pro forma net income (loss) and pro forma net income (loss) per share reflect a pro forma adjustment for corporate income taxes which would have been recorded had the Company not been an S Corporation in the periods presented.
(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share, see the notes to the consolidated financial statements beginning on page 20.

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

Results of Operations

Since the beginning of 1997 the Company has been exposed to overall unfavorable foreign currency fluctuations due to the reduction in the value of the German mark against the U.S. dollar. The exchange rate at January 1, 1997 was approximately 1.54 German marks to one U.S. dollar compared to approximately
1.80 German marks to one U.S. dollar at December 31, 1997, a reduction in value of approximately 16.9% since the beginning of the year, the effect of which was partially offset by an increase in product sales prices in Europe as of April 1, 1997. During the third quarter of 1997, the exchange rate was as high as
1.875 German marks to one U.S. dollar. In accordance with generally accepted accounting principles, the Company translates its Statement of Operations utilizing average exchange rates for reported periods.

The Company's German subsidiary accounted for approximately 47.9% of the Company's consolidated sales for the year ended December 31, 1997. Substantially all of the German subsidiary's products are manufactured at the Company's U.S. facility. Therefore, the subsidiary's product manufacturing costs, which represent approximately 75.7% of the subsidiary's total costs for the year ended December 31, 1997, are incurred by the Company in U.S. dollars. As a result, the subsidiary's sales are significantly affected by fluctuations in the exchange rate between the German mark and the U.S. dollar; however, there is a minimal offsetting effect in the product costs of the subsidiary. Accordingly, the Company's consolidated operating profit is significantly affected by changes in the exchange rate between the German mark and U.S. dollar. (See "Liquidity and Capital Resources" for a discussion of the Company's derivative financial instruments utilized to mitigate such exposure.)

Notwithstanding the effect of the fluctuations in the exchange rate between the German mark to the U.S. dollar, the Company's sales derived from its German subsidiary denominated in German marks increased 38% for the year ended December 31, 1997 over 1996.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 (amounts in thousands except per share information)

Sales increased 13.9% to $53,495 in 1997 from $46,971 in 1996, principally as a result of the continued increase in market acceptance of the Company's hand-held scanners, scan engines sold to OEM's, HoloTrak holographic industrial scanners, and increased sales and marketing efforts. The increase in sales was offset by lower average unit selling prices compared to the corresponding period a year ago, primarily on certain of the Company's point-of-sale ("POS") products, which average unit selling prices included significant unfavorable foreign exchange fluctuations from the Company's German subsidiary. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected the recorded U.S. dollar value of sales by approximately 12.5% or approximately $3,200 in the year ended December 31, 1997.

International sales accounted for $33,811 (63.2% of total sales) in 1997 and $29,526 (62.9% of total sales) in 1996. Sales to one customer accounted for approximately 5.9% of total sales in 1997. Amounts due from this customer amounted to approximately $568 at December 31, 1997. The Company's sales to two customers accounted for approximately 5.3% and 5.2%, respectively, of total sales in 1996. During these periods, no other customer accounted for more than 5.0% of sales.

Cost of sales increased 15.4% to $33,240 in 1997 from $28,799 in 1996, and cost of sales as a percentage of sales increased to 62.1% from 61.3%. These increases were due primarily to a reduction in the average selling prices on certain of the Company's products, which average unit selling prices included the unfavorable foreign currency fluctuations noted above. An additional factor negatively affecting cost of sales includes initial production and setup costs associated with HoloTrak industrial scanners for which sales levels had not yet achieved sufficient levels to fully absorb these costs. The increases in cost of sales were partly offset by reduced product costs resulting from engineering enhancements to certain products and manufacturing efficiencies resulting from greater unit volumes. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations since the beginning of 1997, cost of sales as a percentage of sales would have been 58.8% in 1997 compared with 61.3% in 1996.

Selling, general and administrative ("SG&A") expenses increased 15.1% to $12,087 in 1997 from $10,505 in 1996 and increased as a percentage of sales to 22.6% from 22.4%. The increases were primarily due to increased salaries resulting from the hiring of additional sales and marketing personnel throughout North America, Europe and the rest of the world, and increased salaries resulting from the hiring of additional administration personnel during the year primarily due to the growth of the business. SG&A expenses were positively affected by reductions in the value of the German mark against the U.S. dollar. The positive impact of the reduced value of the German mark since the beginning of 1997 on consolidated SG&A expenses was approximately 3.4% or $413 in the year ended December 31, 1997.

Research and development ("R&D") expenses increased 8.0% to $3,359 in 1997 from $3,110 in 1996, and decreased as a percentage of sales to 6.3% from 6.6%. The increase in R&D expenses was primarily due to the hiring of additional research and development personnel.

Operating income increased 5.5% to $4,809 in 1997 from $4,557 in 1996, and operating income as a percentage of sales decreased to 9.0% from 9.7%.

Other expenses/income reflect a net expense of $156 in the year ended December 31, 1997 compared to net other income of $221 in the year ended December 31, 1996. Other expenses reflect higher foreign currency transaction losses and interest expense compared to the corresponding period a year ago.

Net income increased 0.2% to $2,980 in 1997 from $2,975 in 1996. Net income reflects a 36.0% effective income tax rate for the year ended December 31, 1997, compared with 37.7% in 1996. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Also, the Company has not incurred income tax liability from any of its foreign subsidiaries in 1997. The reduction in the value of the German mark against the U.S. dollar since the beginning of 1997 negatively affected net income by approximately $0.37 per share.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995 (amounts in thousands)

Sales increased 13.0% to $46,971 in 1996 from $41,563 in 1995, principally as a result of the continued increase in market acceptance of the Company's POS laser scanners. The increase in sales was offset by lower average unit selling prices in 1996, which included unfavorable foreign exchange fluctuations from the Company's German subsidiary. International sales accounted for $29,526 (62.9% of total sales) in 1996 and $23,176 (55.8% of total sales) in 1995. The Company's sales to two customers accounted for approximately 5.3% and 5.2% of total sales, respectively, in 1996. Sales to one other customer accounted for approximately 12.0% of total sales in 1995, however, this same customer accounted for 4.2% of sales in 1996. During these periods, no other customer accounted for more than 5% of sales.

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

SG&A expenses decreased 0.8% to $10,505 in 1996 from $10,589 in 1995, and decreased as a percentage of sales to 22.4% from 25.5%. SG&A expenses in 1996 included increased salary costs of employees hired during the year primarily due to the growth of the business, however, SG&A expenses in 1995 contained legal costs associated with certain patent litigation, which were not incurred in 1996.

R&D expenses increased 2.8% to $3,110 in 1996 from $3,024 in 1995, and decreased as a percentage of sales to 6.6% from 7.3%. The increase in R&D expenses was due to the hiring of additional research and development personnel including employees of Holoscan, which was acquired in March 1996. R&D expenses in 1995, however, included expenditures associated with an agreement to develop holographic scanners jointly with Holoscan which occurred prior to the acquisition.

Operating income increased 18.1% to $4,557 in 1996 from $3,858 in 1995, and operating income as a percentage of sales increased to 9.7% from 9.3%. These increases reflect higher sales levels and decreased SG&A expenses and R&D expenses as a percentage of revenue, offset slightly by higher costs of sales as described above.

Other income decreased 37.4% to $221 in 1996 from $353 in 1995. Other income decreased principally as a result of decreased interest income, partially offset by decreased interest expense and foreign currency losses. Foreign currency losses were primarily due to the strengthening of the US dollar against the German mark.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital increased approximately 22.4% to $18,599 as of December 31, 1997 from $15,200 as of December 31, 1996.

The Company's operating activities provided net cash of $3,333 compared with net cash provided of $620 for the prior year. Net cash provided from operating activities for 1997 resulted primarily from net income plus non-cash charges of approximately $2,030 and a reduction in inventory and other assets, offset by an increase in accounts receivable and a decrease in both accrued expenses and the 1993 accrued legal settlement.

The Company's total deferred income tax asset (current and long-term) of $2,112, is based upon cumulative temporary differences as of December 31, 1997, which provide approximately $5,289 of future income tax deductions against future taxable income. The Company's total deferred tax liability (current and long-term) of $571, is based upon cumulative temporary differences as of December 31, 1997, which result in approximately $1,430 of future taxable income. The deferred tax asset arises primarily from recording the December 1993 settlement of a patent lawsuit and certain accruals and reserves on current assets as expenses for accounting purposes prior to receiving the related tax benefit. The deferred tax liability arises primarily from recording the advance license fee pursuant to the Symbol Agreement as an expense for tax purposes and an amortizable asset for book purposes.

The Company is a party to an Amended and Restated Loan and Security Agreement with its primary bank, as amended, (the "Bank Agreement"), which provides for a an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of December 31, 1997, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Bank Agreement expires on June 30, 1998. The Company expects to execute another amendment which extends the Bank Agreement through June 30, 1999.

The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of December 31, 1997, no amounts were outstanding under this revolving credit facility.

The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) the Company's office and manufacturing facility currently being leased from the Company's principal stockholder, Chairman, President, and CEO, and his spouse, the Company's Vice President, Administration, Secretary and Treasurer, or other additional manufacturing facilities; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Potential capital expenditures amount to approximately $6,700. The purchase of the Company's office and manufacturing facility could potentially save the Company approximately $200 annually in rent expenses, net of depreciation and interest expenses. The Company expects to finance such potential expenditures with a combination of term notes, operating and capital leases, and a mortgage.

The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates. Since December 31, 1996, the Company and its German subsidiary have been exposed to unfavorable foreign currency exchange fluctuations as a result of a decline in the value of the German mark against the U.S. dollar. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company increased product sales prices in Europe as of April 1, 1997, and has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to its German subsidiary, and (ii) a German mark based term loan which acts as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark and the U.S.
dollar.

The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its revolving credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

Impact of Year 2000

The Company's Management Information Systems (MIS) were written using two digits, rather than four to define the applicable year. As a result, the Company's computer system and programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is planning to replace its current MIS system with a new, Year 2000 compliant, fully integrated MIS system for itself, its subsidiaries, and other affiliated companies. The total cost of the new MIS system will be approximately $1,000, a substantial portion of which will be capitalized. The new MIS system is estimated to be fully implemented by June 1999, which is prior to any anticipated impact on its operating systems.

The costs of the new MIS system and the date on which the Company believes it will complete its implementation are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Forward-Looking Information

The discussion in this Form 10-K includes forward-looking statements based on current management expectations. Factors which could cause the results to differ from these expectations include the following: general economic conditions; competitive factors and pricing pressures; technological changes in the scanner industry; fluctuations in the exchange rate between the German mark and the U.S. dollar; the Company's ability to enter into and settle forward exchange contracts; availability of patent protection for the Company's holographic scanners and other products; and market acceptance of the Company's new products.

Impact of Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting comprehensive income. The Company adopted SFAS 130, which had no impact on net income or shareholders equity, at December 31, 1997. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130.

SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. SFAS 131 is effective in 1998. The Company is in the process of evaluating the disclosure requirements of SFAS 131, the adoption of which will have no impact on the Company's results of operations or financial condition.

Item 8.           Financial Statements and Supplementary Data

Index                                                                 Pages

Report of Ernst & Young LLP, independent auditors                      15

Consolidated Balance Sheets at December 31, 1997 and 1996              16

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 1997                                  17

Consolidated Statements of Stockholders' Equity  for
each of the three years in the period ended December 31, 1997          18

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1997                                  19

Notes to Consolidated Financial Statements                            20-31

Supplementary Data (Unaudited)                                        32-33

Financial statement schedules:
         Schedule II - Valuation and Qualifying Accounts is filed herewith. All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Metrologic Instruments, Inc.


We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Philadelphia, Pennsylvania                                 /s/Ernst & Young
February 26, 1998

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                              December 31,
Assets                                                       1997      1996
                                                           --------  --------
     Current assets:
        Cash and cash equivalents                          $ 13,096  $ 10,358
        Accounts receivable,  net of allowance of $408 and
            $493 in 1997 and 1996,  respectively              9,249     8,035
        Inventory                                             4,684     5,588
        Deferred income taxes                                 1,698     1,848
        Other current assets                                    604       519
                                                           --------  --------

     Total current assets                                    29,331    26,348

     Property,  plant and equipment, net                      4,625     4,692
     Patents and trademarks,  net of amortization
        of $511 and $427 in 1997 and 1996,  respectively      1,254     1,015
     Holographic technology,  net of amortization of $154
        and $67 in 1997 and 1996, respectively                  734       777
     Deferred income taxes                                      414       655
     Advance license fee, net of amortization of $118
        in 1997                                               1,882     2,000
     Security deposits and other assets                         218       505
                                                           --------  --------

     Total assets                                          $ 38,458  $ 35,992
                                                           ========  ========

Liabilities and shareholders' equity
     Current liabilities:
        Current portion of notes payable                   $    543  $    596
        Accounts payable                                      2,859     2,607
        Accrued expenses                                      6,505     7,040
        Accrued legal settlement                                825       905
                                                           --------  --------

     Total current liabilities                               10,732    11,148

     Notes payable,  net of current portion                   1,496     1,764
     Deferred income taxes                                      524        23
     Accrued legal settlement                                   805     1,510
     Other liabilities                                            -       500

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                              -         -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,369,090 and 5,274,351 shares
            issued and outstanding in 1997 and 1996,
            respectively                                         54        53
        Additional paid-in capital                           16,389    15,055
        Retained earnings                                     8,576     5,596
        Deferred compensation                                    (2)       (8)
        Accumulated other comprehensive income                 (116)      351
                                                           --------  --------

        Total shareholders' equity                           24,901    21,047
                                                           --------  --------

     Total liabilities and shareholders' equity            $ 38,458  $ 35,992
                                                           ========  ========

                            See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                  Year ended December 31,
                                          -------------------------------------

                                             1997          1996          1995
                                          ---------     ---------     ---------


Sales                                      $ 53,495      $ 46,971      $ 41,563
Cost of sales                                33,240        28,799        24,092
                                          ---------     ---------     ---------

Gross profit                                 20,255        18,172        17,471

Selling,  general and administrative
  expenses                                   12,087        10,505        10,589
Research and development expenses             3,359         3,110         3,024
                                          ---------     ---------     ---------

Operating income                              4,809         4,557         3,858

Other (expenses) income
     Interest income                            460           431           481
     Interest expense                          (175)         (108)         (155)
     Foreign currency transaction loss         (445)         (101)           26
     Other,  net                                  4            (1)            1
                                          ---------     ---------     ---------

     Total other (expenses) income             (156)          221           353
                                          ---------     ---------     ---------

Income before provision for income taxes      4,653         4,778         4,211

Provision for income taxes                    1,673         1,803         1,669
                                          ---------     ---------     ---------

Net income                                 $  2,980      $  2,975      $  2,542
                                          =========     =========     =========
Basic earnings per share

     Weighted average shares
        outstanding                       5,330,596     5,255,275     5,238,112
                                          =========     =========     =========

     Basic earnings per share              $   0.56      $   0.57      $   0.49
                                          =========     =========     =========

Diluted earnings per share

     Weighted average shares outstanding  5,330,596     5,255,275     5,238,112
     Net effect of dilutive securities      116,681        45,791        40,571
                                          ---------     ---------     ---------

     Total shares outstanding used in
        computing diluted earnings per
        share                             5,447,277     5,301,066     5,278,683
                                          =========     =========     =========
     Diluted earnings per share            $   0.55      $   0.56      $   0.48
                                          =========     =========     =========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Consolidated Statements of Shareholders' Equity
                             (amounts in thousands)


                                                              Accumulated
                            Additional                           Other
                     Common Paid-in   Deferred      Retained  Comprehensive
                     Stock  Capital Compensation    Earnings     Income   Total

 Balances,
  December 31, 1994   $ 52  $14,585    $ (85)         $ 79       $ 382 $ 15,013

    Comprehensive
      income:
        Net income       -        -        -         2,542           -    2,542
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment     -         -        -             -        101      101

    Total comprehensive
      income                                                              2,643
    Exercise of stock
      options             -      139        -             -          -      139
    Stock issued through
      employee stock
      purchase plan       -       83        -             -          -       83
    Compensation expense
        related to stock
        awards            -        -       48             -          -       48
                     ----------------------------------------------------------
Balances,
  December 31,  1995     52   14,807      (37)        2,621        483   17,926

    Comprehensive
      income:
        Net income        -        -        -         2,975          -    2,975
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment       -        -        -             -      (132)    (132)

    Total comprehensive
      income                                                              2,843
    Exercise of stock
      options              1      188        -            -          -      189
    Stock issued through
        employee stock
        purchase plan      -       60        -            -          -       60
    Compensation expense
        related to stock
        awards             -        -       29            -          -       29
                     ----------------------------------------------------------
Balances,
  December 31,  1996      53   15,055       (8)       5,596        351   21,047

    Comprehensive
      income:
        Net income         -        -        -        2,980          -    2,980
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment        -        -        -            -      (467)    (467)

    Total comprehensive
      income                                                              2,513
    Exercise of stock
      options             1    1,055         -           -           -    1,056
    Stock issued through
        employee stock
        purchase plan     -       94         -           -           -       94
    Compensation expense
        related to stock
        awards            -        -         6           -           -        6
    Tax benefit of stock
        options           -      185         -           -            -     185
                     ----------------------------------------------------------
Balances,
  December 31,  1997   $ 54 $ 16,389      $ (2)    $ 8,576        $(116)$24,901

                             See accompanying notes

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                  Year ended December 31,
                                             --------------------------------
Operating activities                            1997        1996        1995
                                             --------    --------    --------

Net income                                    $ 2,980     $ 2,975     $ 2,542
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                 843         885         624
     Amortization                                 289         138         187
     Compensation expense related to stock
        awards and employee stock
        purchase plan                               6          38          56
     Deferred income taxes                        892         243        (541)
     Changes in operating assets and
     liabilities:
        Accounts receivable                    (1,995)     (1,302)     (1,570)
        Inventory                                 779      (2,194)        140
        Other current assets                     (121)         88          88
        Other assets                              459         (46)       (390)
        Accounts payable                          252         306         251
        Accrued expenses                         (266)        673       1,932
        Accrued legal settlement                 (785)     (1,184)       (375)
                                             --------    --------    --------

Net cash provided by operating activities       3,333         620       2,944

Investing activities

Purchase of property,  plant and equipment       (544)     (1,427)     (1,823)
Patents and trademarks                           (323)       (208)       (363)
Advance license fee                              (500)     (1,000)          -
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired               (44)       (560)       (360)
                                             --------    --------    --------

Net cash used in investing activities          (1,411)     (3,195)     (2,546)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan               1,150         240         214
Principal payments on notes payable              (332)       (248)       (111)
Proceeds from issuance of notes payable             -       1,318           -
Net (payments) proceeds from line of credit         -        (168)        168
Payments of amounts due to former officer         (84)       (200)       (200)
Capital lease payments                           (250)       (151)       (127)
                                             --------    --------    --------

Net cash provided by (used in) financing
  activities                                      484         791         (56)

Effect of exchange rates on cash                  332          77        (202)
                                             --------    --------    --------

Net increase (decrease) in cash and
  cash equivalents                              2,738      (1,707)        140
Cash and cash equivalents at beginning
  of year                                      10,358      12,065      11,925
                                             --------    --------    --------

Cash and cash equivalents at end of year     $ 13,096    $ 10,358    $ 12,065
                                             ========    ========    ========

Supplemental Disclosure

     Cash paid for interest                  $    169    $    125    $    110
                                             ========    ========    ========
     Cash paid for income taxes              $     96    $  2,706    $  1,687
                                             ========    ========    ========
     Liability incurred for advance
       license fee                           $      -    $  1,000    $      -
                                             ========    ========    ========
     Capital lease obligations incurred      $    261    $    233    $    531
                                             ========    ========    ========
     Tax benefit from stock options          $    185    $      -    $      -
                                             ========    ========    ========

                             See accompanying notes

                         Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 1997
                             (Dollars in Thousands)



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

2.       Accounting Policies

Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of Metrologic Instruments, Inc., and its domestic and foreign subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values of Financial Instruments

         The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rate is reflective of rates that the Company would be able to obtain on debt with similar terms and conditions.

Inventory

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is determined on the straight-line method for building and improvements over estimated useful lives of 15 to 31 years and on an accelerated method for machinery and equipment over estimated useful lives of five to seven years.

Patents and Trademarks

         Patents and trademarks reflect application and testing costs for products with respect to which the Company has applied for or received patent and trademark protection. Costs expended for successful patent and trademark applications are being amortized on a straight-line basis over their useful lives, which generally are 17 years.

Advance License Fee

         The Company capitalized an advance license fee of $2,000 in December 1996 (Note 10). The advance license fee is being amortized on a straight-line basis over the seventeen year life of the cross-licensing agreement.

Foreign Currency Translation

         The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in comprehensive income as a component of stockholders' equity.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

Concentrations of Credit Risk

         Sales to one customer accounted for approximately 5.9% of total sales in 1997. Amounts due from this customer amounted to approximately $568 at December 31, 1997. The Company's sales to two customers accounted for approximately 5.3% and 5.2%, respectively, of total sales in 1996. During these periods, no other customer accounted for more than 5.0% of sales.

         The Company has operations and affiliates in the United States, Germany, Asia and South America. Sales to Europe, North America, and other countries accounted for 49.5%, 36.8%, and 13.7% of total sales, respectively, in 1997. The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may require, however, letters of credit or prepayment terms for those customers in lesser developed countries.

         Short-term cash investments are placed with high credit quality financial institutions or in short-term high quality debt securities. The Company limits the amount of credit exposure in any one institution or single investment.

Accounting for Stock Options

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Note 13 to these consolidated financial statements includes the required disclosures and pro forma information provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Impact of Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting comprehensive income. The Company adopted SFAS 130, which had no impact on net income or shareholders' equity, at December 31, 1997. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130.

         SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. SFAS 131 is effective in 1998. The Company is in the process of evaluating the disclosure requirements of SFAS 131, the adoption of which will have no impact on the Company's results of operations or financial condition.

Reclassification

         Certain prior year balances have been reclassified to conform with current year presentation.

3.       Inventory

Inventory consists of the following:
                                                December 31,
                                           1997              1996

                  Raw materials           $2,542            $2,644
                  Work-in-process          1,590             1,636
                  Finished goods             552             1,308
                                          ------            ------
                                          $4,684            $5,588
                                          ======            ======

4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:
                                                           December 31,
                                                      1997              1996

                  Buildings and improvements         $2,345            $2,285
                  Machinery and equipment             6,716             6,001
                                                     ------            ------
                                                      9,061             8,286
                  Less accumulated depreciation       4,776             3,960
                                                     ------            ------
                                                      4,285             4,326
                  Idle land and building, net of
                    depreciation                        340               366
                                                     ------            ------
                                                     $4,625            $4,692
                                                     ======            ======

Machinery and equipment included $1,020 and $759 under capital leases as of December 31, 1997 and 1996, respectively. Accumulated depreciation on these assets was $388 and $218 as of December 31, 1997 and 1996, respectively.

Idle land and building consist of the Company's former office and factory in Bellmawr, New Jersey, which is no longer utilized for operations and is currently under lease with an option for the lessee to purchase the building. The building is being depreciated over its estimated remaining life.

5.       Accrued Expenses

Accrued expenses consist of the following:

                                                     December 31,
                                                1997              1996

                  Accrued royalties            $1,075          $   914
                  Accrued compensation            913              965
                  Income taxes                      -              164
                  Product warranty                850            1,192
                  Profit sharing                  300              302
                  Due to former officer             -               84
                  Other                         3,367            3,419
                                               ------           ------
                                               $6,505           $7,040
                                               ======           ======
6.       Notes Payable

Notes payable consist of the following:
                                                      December 31,
                                                 1997              1996

            Term note (a)                       $1,086            $1,300
            Note  payable-shareholders (b)         446               558
            Capital lease obligations (c)          497               486
            Other                                   10                16
                                                ------            ------
                                                 2,039             2,360
            Less: current maturities               543               596
                                                ------            ------
                                                $1,496            $1,764
                                                ======            ======

The Company's primary debt facility consists of an Amended and Restated Loan & Security Agreement dated November 1995 with its primary bank, subsequently amended (collectively, the "Bank Agreement").

(a) In December 1996, under the Bank Agreement, the Company executed a term note for $1,300. In 1997, this term note was converted from a U.S. dollar denominated loan to a German mark based loan (Note 7). The term note, due January 2002, is payable in monthly installments of approximately $22 and bears interest at a variable German Euro-Rate (3.75% at December 31, 1997), as defined, plus 1.75%.

(b) Note payable - shareholders, due September 2001, is payable in annual installments of $112 and bears interest at the prime rate (8.5% as of December 31, 1997), as defined, plus 0.5%.

(c) The Company has entered into capitalized lease agreements for equipment which are payable through 2002 at interest rates ranging from 6% to 9.3%.

The minimum annual maturities of notes payable and capital lease obligations at December 31, 1997 are approximately as follows:

                                    1998             $   543
                                    1999                 473
                                    2000                 477
                                    2001                 489
                                    2002                  57
                                                     -------
                                                     $ 2,039
7.       Financial Instruments

The Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. These financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary, and (ii) the conversion of an existing term loan from a U.S. dollar denominated loan to a German mark based loan in order to create an external German mark denominated liability to act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks (Note 6). The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities, and intercompany transactions being hedged. Forward exchange contracts are adjusted to market value and the resulting gains and losses are reflected in income. At December 31, 1997, the Company had $1,446 of foreign currency forward exchange contracts outstanding with a fair market value that approximated cost. The forward exchange contracts generally require the Company to exchange German marks for U.S. dollars at maturity, at rates agreed to at the inception of the contracts.

8.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                   1997            1996
                                                 -------         -------
               Deferred tax assets:
                 Reserves on current assets      $   379         $   309
                 Inventory capitalization            121             112
                 Warranty reserve                    141             181
                 Accrued legal settlement            564             885
                 Other accrued expenses              907           1,016
                                                  ------          ------
                                                  $2,112          $2,503
                                                  ======          ======
               Deferred tax liability:
                 Advance license fee              $   552        $     -
                 Deferred gain on involuntary
                   conversion                          19              23
                                                  -------        --------
                                                  $   571        $     23
                                                  =======        ========

Significant components of the provision for income taxes are as follows:

                                                Year ended December 31,

                                               1997     1996        1995
                                               ----     ----        ----
            Current:
              Federal                       $   683    $1,432      $1,710
              Foreign                             -      (208)        (60)
              State                              51       336         560
                                             ------    ------      ------
            Total current                       734     1,560       2,210

            Deferred:
              Federal                           727        232      (427)
              State                             212         11      (114)
                                             ------     ------    ------
            Total deferred                      939        243      (541)
                                             ------     ------    ------
            Provision for income taxes       $1,673     $1,803    $1,669
                                             ======     ======    ======

The effective income tax rate of 36.0%, 37.7% and 39.6% for the years ended December 31, 1997, 1996, and 1995, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:

                                                       December 31,
                                              1997         1996        1995
                                              ----         ----        ----
       Statutory federal tax provision       $1,582       $1,625      $1,432
       State income taxes, net of federal
        income tax benefit                      174          258         306
       Foreign income taxes                       -         (54)        263
       Other                                    (83)         (26)      (332)
                                             ------       ------      ------
       Provision  for income taxes           $1,673       $1,803      $1,669
                                             ======       ======      ======

9.       Related Party Transactions

The Company's principal shareholder, Chairman, President, and CEO and his spouse, the Company's Vice President, Administration, Secretary, and Treasurer, own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to related parties were approximately $729, $699, and $434 for the years ended December 31, 1997, 1996 and 1995, respectively. The lease for the real estate expires in March 1999 and includes an option to renew the lease for an additional five-year term. The lessors expanded the facility during 1995 and the annual lease payments were increased per the terms set forth regarding additional space in the lease dated April 1, 1994. Future minimum lease payments required under the lease are approximately $762 in 1998, and $192 in 1999, excluding taxes and insurance.

The notes payable - shareholders referred to in Note 6 include a loan payable to the principal shareholder, Chairman, President and CEO. In 1997, the third installment of the seven-year notes was paid to the principal shareholder in the amount of $151, which included $46 of interest.

The Company incurred expenses of $75, $62, and $40 for tax services rendered by an accounting firm during the years ended December 31, 1997, 1996 and 1995, respectively. A partner in this accounting firm is a shareholder and director of the Company.

10.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease office space for its foreign subsidiary and vehicles.

Future minimum lease payments required under the lease agreements as of December 31, 1997 are $199 in 1998, $95 in 1999, and $12 in 2000. Rental
expense for 1997, 1996 and 1995 was approximately $196, $200, and $157, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and agreed to pay another $1 million in quarterly installments of $125 over two years ending December 1998. In December 1997, the Company and Symbol amended the Symbol Agreement to provide for the purchase of the Company's HoloTrak industrial holographic scanners for resale by Symbol under Symbol's brand label. This arrangement replaces a prior commitment under the Symbol Agreement to purchase the Company's products. Royalty expense under the Symbol Agreement amounted to $2,108 and $1,513 in 1997 and 1996, respectively.

In December 1993, the Company entered into an agreement settling patent litigation brought by Symbol and provided the Company future rights to use certain technology. The agreement required the Company to pay annual amounts for a 12-year period aggregating a minimum of $4,450 and a maximum of $7,500. The Company accrued the $4,450 minimum obligation in 1993 to account for the settlement of the patent litigation. In connection with the Symbol Agreement dated December 1996, Symbol amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7,500 to approximately $5,111. The result of the amended December 1993 settlement amounted to a net reduction in expense for the year ended December 31, 1996 of $287, which was recorded upon the signing of the Symbol Agreement in the fourth quarter of 1996. Remaining aggregate amounts due under the December 1993 settlement were accrued as of December 31, 1996. Prior to 1996, royalties in excess of the annual minimum obligations were being expensed in the periods benefited to account for the current use of such technology. Such expense amounted to $465 in 1995.

Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

Management is of the opinion that there are no material legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Credit Facility

The Bank Agreement (Note 6) expires annually on June 30, and includes financial covenants with which the Company is in compliance. The Bank Agreement includes an available unsecured line of credit of $7,500, which bears interest at a rate selected by the Company from interest rate options offered under the Bank Agreement. Interest rate options consist of (i) the bank's prime rate (8.5% at December 31, 1997) minus 0.25%, or (ii) the bank's Euro-Rate (5.7% at December 31, 1997) plus 1.75%. As of December 31, 1997, no amounts were outstanding under the line of credit.

The Company also has a 500 German mark unsecured revolving line of credit with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of December 31, 1997, no amounts were outstanding under this revolving credit facility.

11.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the President and Chief Executive Officer and are equal to a percentage of each participant's compensation. The Company's contributions were $300, $302, and $200 in 1997, 1996 and 1995, respectively.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan, contributions to which are partially matched by the Company. Contribution expenses were $55, $48, and $41 in 1997, 1996 and 1995, respectively.

12.      Geographical Information

The Company has operations in the United States and Germany. The following is a summary of operations by geographic region (in thousands).


                   United States Operations
                   North               Other              German      Total
                  America   Europe     Export    Total  Subsidiary Consolidated
Sales        1995 $18,387   $1,986     $4,706   $25,079   $16,484    $41,563
             1996  17,445    2,535      6,060    26,040    20,931     46,971
             1997  19,684      855      7,336    27,875    25,620     53,495
Income (loss)
before provision
for income taxes

             1995                               $ 5,162   $  (951)   $ 4,211
             1996                                 5,236      (458)     4,778
             1997                                 4,686       (33)     4,653



Identifiable
 assets      1995                               $27,059   $ 4,342    $31,401
             1996                                29,046     6,946     35,992
             1997                                31,091     7,367     38,458


13.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and a board member. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 1,600,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 1,034,000 shares were available for grant under the Incentive Plan at December 31, 1997. Such options are exercisable 20% on the date of grant and 20% per year, thereafter. Each option shall expire four to ten years after becoming exercisable.

The Company has elected to follow APB 25, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates of 6.2%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted-average expected life of the option of 5 years. There were no options issued in 1995.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                 1997              1996
                                                 ----              ----
                      Net income:
                        As reported             $2,980            $2,975
                        Pro forma                2,391             2,352
                      Net income per share:
                           Basic:
                               As reported     $  0.56           $  0.57
                               Pro forma          0.45              0.45
                           Diluted:
                               As reported     $  0.55           $  0.56
                               Pro forma          0.44              0.44

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year 2000 due to the four year vesting period of options granted in 1996, the first year since implementation of SFAS 123 was a required disclosure.

During 1997, a total of 1,760 shares of restricted stock vested. The remaining 1,280 shares of restricted stock vest at various dates through September 29, 1998. The incentive and non-qualified stock options vest at various dates through May 2001.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1995, 1996, and 1997 follows:

                                             Options    Weighted-Average
                                               (in       Exercise Price
                                           thousands)
                                           ------------ ------------------
Outstanding - December 31, 1995                306                 $11.93

Granted                                        251                  11.38
Exercised                                     (18)                  11.69
Canceled                                      (17)                  12.07

                                           ------------ ------------------
Outstanding-December 31, 1996                  522                  11.67

Granted                                         25                  16.13
Exercised                                      (87)                 11.88
Canceled                                       (12)                $12.08
                                           ------------ ------------------
Outstanding-December 31, 1997                  448                 $11.84
                                           ============ ==================
Exercisable at December 31, 1997               228                  11.75
                                           ============ ==================

Weighted-average fair value
  of options granted during 1997            $10.95

Exercise prices for options outstanding as of December 31, 1997 ranged from $11.00 to $16.13. The weighted-average remaining contractual life of those options is 4 years.

14.      Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees have the opportunity to acquire the Company's common stock quarterly through payroll deductions, at 90% of the lower of (a) the fair market value of the stock on the first day of the applicable quarterly offering period or (b) the fair market value of the stock on the last day of the applicable quarterly offering period.

15.      Holoscan

The Company completed the purchase of all of the outstanding shares of common stock of Holoscan on March 1, 1996 for $521, net of cash acquired. The acquisition of Holoscan, Inc. was accounted for using the purchase method. A substantial portion of the consideration paid by the Company for the acquisition of Holoscan was allocated to holographic technology and is being amortized over ten years. The Company has consolidated the assets and liabilities at December 31, 1997 and 1996 and results of operations and cash flows of Holoscan since March 1, 1996. The Company has not included pro forma financial information with respect to the Holoscan acquisition since the effects were not material.

Pursuant to an option agreement entered into in March 1995 among the Company, Holoscan and the previous holders of all of Holoscan's outstanding common stock and options and warrants to purchase common stock (collectively, the "Holders"), the Company agreed to pay each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. During the years ended December 31, 1997 and 1996, $44 and $15, respectively ,had been paid to the Holders. All such amounts incurred are considered additions to holographic technology and are being amortized over the remainder of the ten-year period.

16.      Joint Venture

In January 1998, the Company completed the formation of a joint venture with a Brazilian based company formerly doing business as a distributor of bar code scanning equipment. The joint venture will be operating under the name of Metrologic do Brasil Ltda and will provide sales, distribution, and service to the Company's Brazilian customers. The Company paid $300 and has agreed to pay $210 in two installments by December 1998 provided certain conditions are maintained, for 51% ownership of the joint venture.

Supplementary Data

Quarterly Consolidated Operating Results (Unaudited)

The following tables present unaudited quarterly operating results for the Company for each quarter of 1997 and 1996. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations. The 1996 and 1997 earnings per share amounts have been restated to comply with SFAS 128.

Quarterly Consolidated Operating Results (Unaudited)
(In Thousdands except per share data)
                                            Three months ended
                               March 31,   June 30,  September 30, December 31,
                                 1997        1997        1997         1997
                              ----------  ----------  ----------  ----------
Sales                         $ 12,762    $ 13,157    $ 13,047     $ 14,529
Cost of sales                    7,967       8,438       8,134        8,701
                              --------    --------    --------    ---------
Gross profit                     4,795       4,719       4,913        5,828
Selling,  general and
  administrative expenses        2,928       2,753       2,980        3,426
Research and development
  expenses                         808         814         828          909
                              --------   ---------   ---------   ----------
Operating income                 1,059       1,152       1,105        1,493
Other (expenses) income
    Interest income                 92         111         115          142
    Interest expense               (42)        (59)        (42)         (32)
    Foreign currency transaction
     loss                         (165)        (76)       (167)         (37)
    Other,  net                     (3)          2          (5)          10
                             ---------   ---------   ---------   ----------
    Total other (expenses)
      income                      (118)        (22)        (99)          83
                             ---------   ---------   ---------   ----------
Income before provision for
    income taxes                   941       1,130       1,006        1,576
Provision for income taxes         357         430         382          504
                             ---------   ---------   ---------    ---------
Net income                   $     584   $     700   $     624    $   1,072
                             =========   =========   =========    =========
Basic earnings per share
    Weighted average shares
      outstanding             5,291,772   5,317,690   5,351,623    5,361,298
                             ==========  ==========  ==========   ==========
    Basic earnings per
      share                  $     0.11  $     0.13  $     0.12   $    0.20
                             ==========  ==========  ==========   ==========
Diluted earnings per share
    Weighted average shares
      outstanding              5,291,772   5,317,690   5,351,623   5,361,298
    Net effect of dilutive
      securities                 135,173     156,335     101,076      74,141
                              ----------  ----------  ----------  ----------
    Total shares outstanding
       used in computing
       diluted earnings
       per share               5,426,945   5,474,025   5,452,699   5,435,439
                              ==========  ==========  ==========  ==========
    Diluted earnings per
      share                   $     0.11  $     0.13  $     0.11  $     0.20
                              ==========  ==========  ==========  ==========

Supplementary Data (Con't)

Quarterly Consolidated Operating Results (Unaudited)
(In Thousdands except per share data)
                                            Three months ended
                              ----------------------------------------------
                               March 31,   June 30,  September 30, December 31,
                                 1996        1996        1996         1996
                              ----------  ----------  ----------  ----------
Sales                         $ 10,342    $ 11,757    $ 11,525     $ 13,347
Cost of sales                    6,271       7,154       7,032        8,342
                              --------    --------    --------    ---------
Gross profit                     4,071       4,603       4,493        5,005

Selling,  general and
  administrative expenses        2,559       2,730       2,502        2,714
Research and development
  expenses                         797         774         808          731
                              --------   ---------   ---------   ----------
Operating income                   715       1,099       1,183        1,560

Other income (expense)
    Interest income                130          98          94          109
    Interest expense               (29)        (27)        (29)         (23)
    Foreign currency transaction
     gain (loss)                   (14)        (65)        (55)          33
    Other,  net                      -           -           -           (1)
                             ---------   ---------   ---------   ----------
    Total other income              87           6          10          118
                             ---------   ---------   ---------   ----------
Income before provision for
    income taxes                   802       1,105       1,193        1,678

Provision for income taxes         312         420         453          618
                             ---------   ---------   ---------    ---------
Net income                   $     490   $     685   $     740    $   1,060
                             =========   =========   =========    =========
Basic earnings per share
    Weighted average shares
      outstanding             5,249,186   5,250,816   5,252,933    5,268,163
                             ==========  ==========  ==========   ==========
    Basic earnings per
      share                  $     0.09  $     0.13  $     0.14   $    0.20
                             ==========  ==========  ==========   ==========
Diluted earnings per share
    Weighted average shares
      outstanding              5,249,186   5,250,816   5,252,933   5,268,163
    Net effect of dilutive
      securities                  12,287      17,024      32,164     121,691
                              ----------  ----------  ----------  ----------
    Total shares outstanding
       used in computing
       diluted earnings
       per share               5,261,473   5,267,840   5,285,097   5,389,854
                              ==========  ==========  ==========  ==========
    Diluted earnings per
      share                   $     0.09  $     0.13  $     0.14  $     0.20
                              ==========  ==========  ==========  ==========




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No change of accountants and/or disagreement on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, are incorporated herein by reference to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, presently scheduled to be held on June 25, 1998, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 1997.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)      1.       Financial Statements

                             The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

                             Report of Ernst & Young LLP, independent auditors

                             Consolidated Balance Sheets at December 31, 1997 and 1996

                             Consolidated Statements of Operations for each of the three years in the period ended
                             December 31, 1997

                             Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

                             Consolidated Statements of Cash Flows for each of the three years in the period ended
                             December 31, 1997

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

                    4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

                    10.1 Metrologic Instruments, Inc. 1994 Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Reg. No. 33-89376)).

                    10.2 Metrologic Instruments, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 to the Registrant's Post-Effective Amendment
                             No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-86670) and Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

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

                    10.10 Amended and Restated Loan and Security Agreement between Metrologic Instruments, Inc. and Midlantic Bank, N.A. dated as of November 13, 1995 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

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

                    10.16 Amendment to Amended and Restated Loan and Security Agreement between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, N.A.) dated December 31, 1996 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    10.17 Second Amendment to Amended and Restated Loan and Security Agreement between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, N.A.) dated January 31, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    10.18 Amended and Restated Revolving Loan Note between Metrologic Instruments, Inc. and PNC Bank,
                             National Association (formerly Midlantic Bank,N.A.) dated January 31, 1997 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    10.19 Term Note between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly
                             Midlantic Bank, N.A.) dated December 31, 1996 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    10.20 First Amendment to Metrologic Instruments, Inc. 1994 Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                    10.21 Agreement for Settlement, Dismissal of Claims and Mutual Releases dated April 9, 1997 between Metrologic Instruments, Inc. and PSC Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed April 16, 1997).

                    10.22 Stipulation of Dismissal filed April 10, 1997 in the United States District Court for the Western District of New York (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed April 16, 1997).

                    10.23 Term Note between Metrologic Instruments, Inc. and PNC Bank, National Association dated August 4, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                    10.24 Joint Venture Agreement between MTLG Investments, Inc. and CCH Automation Systems, Inc. dated December 1997.

                    10.25 Quotaholders' Agreement between MTLG Investments, Inc and CCH Automation Systems, Inc. dated December 1997.

                    10.26 Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire Rosenberg Bulka in favor of MTLG Investments, Inc. dated December 12, 1997.

                    21       Subsidiaries of the Registrant

                    22       Consent of Ernst & Young LLP

                    27       Financial Data Schedule

           (b)      Reports on Form 8-K

                    None

                Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                       (All dollar amounts in thousands)

                                            1997       1996      1995
                                            ----       ----      ----

Allowance for possible losses on
  accounts and notes receivable:
         Balance at beginning of year    $   493       $224      $136
         Additions charged to expense        116        290       178
         Write-offs                         (201)       (21)      (90)
                                         --------     ------    ------
Balance at end of year                   $   408       $493      $224
                                         ========     ======    ======

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

                                           Dated:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles       Chairman of the Board, President      March 31, 1998
-------------------------   and Chief Executive Officer
     C. Harry Knowles       (Principal Executive Officer)


/s/ Janet H. Knowles       Vice President, Administration,        March 31, 1998
-------------------------   Secretary, Treasurer and a
     Janet H. Knowles       Director


/s/ Thomas E. Mills IV     Vice President, Finance               March 31, 1998
-------------------------   Chief Financial Officer
     Thomas E. Mills IV     (Principal Financial Officer and
                             Principal Accounting Officer)


/s/ Stanton L. Meltzer     Director                              March 31, 1998
--------------------------
 Stanton L. Meltzer

/s/ William Rulon-Miller   Director                              March 31, 1998
--------------------------
     William Rulon-Miller

                               INDEX TO EXHIBITS
Sequential
Exhibit                                                                   Page
Number  Description                                                      Number
------  -----------                                                      ------
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

  4.1   Specimen Stock Certificate (incorporated by reference to Exhibit
        4.1 to the Registrant's Registration Statement on Form S-1
        (Reg. No. 33-78358)).

  10.1 Metrologic Instruments, Inc. 1994 Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration
        Statement on Form S-8 (Reg. No. 33-89376)).

  10.2  Metrologic Instruments, Inc. Employee Stock Purchase Plan
        (incorporated by reference to Exhibit 99 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on
        Form S-8 (Reg. No. 33-86670) and Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

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

  10.10 Amended and Restated Loan and Security Agreement between Metrologic Instruments, Inc. and Midlantic Bank, N.A. dated as of November 13, 1995 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

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

  10.16 Amendment to Amended and Restated Loan and Security Agreement between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, N.A.) dated December 31, 1996 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1996).

  10.17 Second Amendment to Amended and Restated Loan and Security Agreement between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, N.A.) dated January 31, 1997 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

  10.18 Amended and Restated Revolving Loan Note between Metrologic Instruments, Inc. and PNC Bank, National Association
        (formerly Midlantic Bank, N.A.) dated January 31, 1997
        (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

  10.19 Term Note between Metrologic Instruments, Inc. and PNC Bank, National Association (formerly Midlantic Bank, N.A.) dated December 31, 1996 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1996).

  10.20 First Amendment to Metrologic Instruments, Inc. 1994
        Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

  10.21 Agreement for Settlement, Dismissal of Claims and Mutual Releases dated April 9, 1997 between Metrologic Instruments, Inc. and PSC Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed April 16, 1997).

  10.22 Stipulation of Dismissal filed April 10, 1997 in the United States District Court for the Western District of New York (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed April 16,
        1997).

  10.23 Term Note between Metrologic Instruments, Inc. and PNC Bank, National Association dated August 4, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  10.24 Joint Venture Agreement between MTLG Investments, Inc. and
        CCH Automation Systems dated December 1997.                          39

  10.25 Quotaholders' Agreement between MTLG Investments, Inc.
        and CCH Automation Systems, Inc.  dated December 1997.               47

  10.26 Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire Rosenberg
        Bulka in favor of MTLG Investments, Inc. dated
        December 12, 1997.                                                   54

  21    Subsidiaries of the Registrant                                       58

  23    Consent of Ernst & Young LLP                                         59

  27    Financial Data Schedule                                              60

Exhibit 10.24


                            JOINT VENTURE AGREEMENT

           This JOINT VENTURE AGREEMENT (the "Agreement") is executed as of December 1997, by and among the following parties:

1. MTLG INVESTMENTS, INC., a Delaware corporation, with head office at 103 Springer Building, 3411 Silverside Road, in the City of Wilmington, State of Delaware, U.S.A., and/or its affiliates ("Metrologic USA"), in this act represented by its President,
           C. Harry Knowles; and

2. CCH AUTOMATION SYSTEMS, INC., a Bahamian corporation, whose registered office is at P.O. Box N8160, Peek Building,
           George Street, Nassau, Commonwealth of the Bahamas ("CCH"), in this act represented by its Director, Graham M. Cooper,

(collectively, the "Organizers")

with consent and joinder by:

3. CHAIM BULKA, a Brazilian citizen, married, economist, resident and domiciled at Rua Dr. Rubens Maragliano, 28, Morumbi, in the City of Sao Paulo, State of Sao Paulo, bearer of Brazilian Identity Card RG No. 3.718.440, and registered with the General Taxpayers' Registry (CPF/MF) under No. 507.207.248-72, and

4. ISAC BERMAN, a Brazilian citizen, married, corporate manager, resident and Domiciled at Rua Princesa Isabel, 64/64 - Campo Belo, in the City of Sao Paulo, State of Sao Paulo, bearer of Brazilian Identity Card RG No.3.734.961-0-IFP, and registered with the General Taxpayers' Registry (CPF/MF)under No.595.202.307-00.

(Metrologic USA, CCH, Chaim Bulka and Isac Berman shall be known herein individually as "Party" or collectively as the "Parties.")

The Organizers desire to organize a Brazilian limited liability company for the initial primary purpose of engaging in the trading, importation, exportation and commercial representation of laser and holographic bar code scanners (the "Company"). The Organizers also desire to establish a written framework for operating jointly until they become quotaholders.

In consideration of the foregoing and the covenants contained herein, the Parties mutually agree as follows:

Initial Payment

           1.1 In consideration for CCH's agreement to enter into the joint venture described below and for Chaim Bulka and Isac Berman's consent and joinder, Metrologic USA shall pay to CCH the sum of US$ 510,000 (Five Hundred Ten Thousand U.S. Dollars) ("CCH Payment"), less the Holdback (as defined below), and US$ 45,191.00 (Forty-Five Thousand, One Hundred and Ninety-One U.S. Dollars) on or before December 22, 1997 (the "Closing Date").

           1.2 As collateral security for CCH's indemnification provided below, -Metrologic USA shall withhold US$ 210,000 (Two Hundred Ten Thousand U.S. Dollars) (the "Holdback"), to be held in an interest-bearing account with Commercial Bank of New York, in New York U.S.A.. From time to time, upon not less than five business days' notice to CCH, given at any time before the first year anniversary of the Closing Date, Metrologic USA shall be entitled to apply all or the remaining part of the Holdback, plus accrued interest, to pay any liability of CCH arising under the indemnities provided for herein. On the condition that the Company has been duly formed and can operate, Metrologic USA shall release US$ 210,000 or the remaining portion of the Holdback, as the case may be, plus accrued interest, to CCH, in such account as CCH shall designate, in two installments as follows:

                     50 % on the six-month anniversary of the Closing Date; and

                     50 % on the first year anniversary of the Closing Date;

provided, however, that the respective installments shall not be paid if Chaim Bulka resigns as an employee of the Company. Nothing in this Agreement shall be construed as limiting the liability of CCH under this Agreement to the amount of the Holdback, nor shall the Holdback be construed as liquidated damages for any breach of this Agreement.

           1.3 Payment of the CCH Payment less the Holdback shall be made by Metrologic USA to CCH on the Closing Date by wire transfer of immediately available funds to CCH's Account No. 3193, with Royal Bank of Scotland, in the City of Nassau, Commonwealth of the Bahamas, provided that the Company has been duly organized and approved by the Commercial Registry of Sao Paulo and all other conditions herein have been fully satisfied.
Wiring instructions will be as follows:

           CHASE MANHATTAN BANK, New York
           ABA 021000021
           for account of Royal Bank of Scotland -544-7-03599
           for credit to CCH AUTOMANTION SYSTEMS INC. Account 3193

2.         Financial and Legal Review

         The fact that a circumstance has come or could have come to Metrologic USA's knowledge in the course of its, financial and legal review shall not exonerate CCH or Chaim Bulka from any liability to indemnify and hold Metrologic USA and/or the Company harmless from any Loss, as defined in Clause 10 below, or from any breach of representations and warranties stated in this Agreement.

3.         Formation

           3.1 As soon as practicable after the execution of this Agreement, the Organizers shall cause the Company, a limited liability quota company, to be formed under the laws of Brazil by the execution and filing of Articles of Incorporation with the Commercial Registry of the State of Sao Paulo. Chaim Bulka hereby agrees to take any action that may be necessary to cause the formation of the Company, including the payment of any taxes, if any.

           3.2 There shall be no separate management of this joint venture, aside from its existence as the Company. None of the Parties is authorized to hold itself out as an agent of the joint venture, separate from the Company; nor is any Party authorized to accept any revenues on behalf of the joint venture, separate from the Company. Matters of common interest relating to this joint venture not included in this Agreement shall require the approval of all Parties prior to formation of the Company.

           3.3 Chaim Bulka and Isac Berman shall not be authorized to act on behalf of the Company until the Company is duly organized and they have assumed their respective offices. However, Metrologic USA and CCH, as proposed quotaholders of the Company, agree to consider on a limited case-by-case basis any actions which Chaim Bulka and Isac Berman choose to take prior to incorporation of the Company that may be of benefit to the Company and, if they both so choose, to consent in writing to the proposed action with the understanding that, upon incorporation of the Company, both Metrologic and CCH will ratify the action and, if consistent with the nature of the action, to assume the action as a corporate obligation.

4.         Articles of Incorporation

           The Articles of Incorporation of the Company shall be substantially in the form attached hereto as Schedule 4, which include, among others, the following provisions:

            4.1 The primary purpose of the Company shall be the trading, importation, exportation and commercial representation of laser and holographic bar code scanners. In addition, the Company shall be authorized to perform other transactions related to its primary purpose, including providing service, repairs and assistance in connection with its products.

            4.2 The name of the Company shall be "Metrologic do Brasil Ltda." or another name mutually acceptable to Metrologic USA and CCH (in either case, the "Company"). The name of the Company shall be changed to no longer contain the name "Metrologic" if Metrologic USA ceases to be a quotaholder for any reason whatsoever.

           4.3 The principal place of business of the Company shall be in the City of Sao Paulo, State of Sao Paulo, Brazil.

           4.4 The corporate capital shall be allocated between the quotaholders as follows:

                                Metrologic USA                 51%
                                CCH                            49%

           4.5 The delegate manager of the Company, who shall be denominated Diretor-Presidente, and whose authority shall be specifically documented in the Articles of Association, shall be Chaim Bulka.

           4.6 Dividends based on audited profits less taxes and legally required reserves ("Net Profits"), if any, shall be declared as follows:

           (a) Dividends as a result of operations for the first six months of the calendar year shall be no more than 50% of the Net Profits for that period; and

           (b) Dividends as a result of operations for the second six months of the calendar year shall be no less than 50% of the Net Profits for the entire calendar year, less first-half dividends paid.

The annual results of the Company shall be audited by the external auditors of Metrologic USA.

           4.7 Future capital contributions shall be as agreed by the vote of the holders of Quotas representing 80% of the capital of the Company.

           4.8 Payment of interest on equity shall be permitted.

           4.9 Metrologic U.S.A may, at any time, set up another company in Brazil to engage in manufacturing and/or assembly of laser and holographic bar code scanners. In this case, CCH will be given the right to join as a minority equity holder pursuant to Section 5.3 of the Quotaholders Agreement of even date.

5.          Capital Contributions

           For its subscription to 51% of the quotas of the Company's stock, Metrologic USA shall contribute the Brazilian reais equivalent to US$ 47,509.00 (Forty Seven Thousand, Five Hundred and Nine US dollars), and for its subscription to 49% of the quotas of the Company's stock, CCH shall contribute the Brazilian reais equivalent to US$ 45,645.00 (Forty Five Thousand, Six Hundred and Forty-Five US dollars).

6.         Corporate Loan

         Upon incorporation of the Company, Metrologic USA shall loan to the Company the sum of between US$ 70,000 and US$ 150,000, as cash needs require, interest-free, repayable upon demand within six months of the date of the loan. Any loan repayment to Metrologic USA by the Company shall at the same time entitle CCH to dividends from the Company in an equal amount. Any further financing required by the Company shall be as mutually agreed upon by Metrologic USA and CCH and loaned to the Company, 50% by Metrologic USA and 50% by CCH.

7.         Quotaholders' Agreement

           On the Closing Date, Metrologic USA and CCH shall execute a Quotaholders' Agreement in substantially the form of Schedule 7 attached hereto, to be effective upon incorporation of the Company.

8.         Employment

           8.1 On the Closing Date, Chaim Bulka and Isac Berman shall each sign Employment Agreements with the Company, as set forth at Schedule 8.1, to be effective upon incorporation of the Company.

           8.2 Schedule 8.2 contains a list of potential employees and their current salaries. On or before the Closing Date and as a condition to payment of the CCH Payment, CCH shall provide to Metrologic USA letters signed by each of the employees listed on Schedule 8.2 indicating their intent to become employees of the Company at the respective salaries stated. All employees of the Company shall also be required by the Company to sign confidentiality and proprietary information agreements upon formation of the Company.

9.         Representations and Warranties of CCH, Bulka and Berman

           CCH, Chaim Bulka and Isac Berman hereby jointly and severally make the following representations and warranties to Metrologic USA:

           9.1 CCH is duly organized and validly existing and in good standing under the laws of the Bahamas, and has the corporate power to own and transfer assets to the Company and to subscribe to and purchase quotas of the Company. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate or other action of CCH, and this Agreement constitutes the legal, valid and binding obligation of CCH, enforceable against CCH, Chaim Bulka and Isac Berman in accordance with its terms. There is no lawsuit, proceeding or investigation pending or, to the knowledge of CCH's management or of Chaim Bulka or Isac Berman, threatened against CCH, Chaim Bulka or Isac Berman which might prevent the consummation of any of the transactions contemplated by this Agreement.

           9.2 Schedule 9.2 sets forth a complete list of every company or other business entity in which CCH or Chaim Bulka or Isac Berman, directly or indirectly, owns shares or quotas or has the power to vote or direct the voting of sufficient shares or quotas to influence its affairs (an "Affiliated Company"), and for each such Affiliated Company:

           (a)        its name and jurisdiction of incorporation;

           (b)        the number of authorized shares or quotas for each class;
                      and

           (c) the names of the holders thereof, and the number of shares orquotas held by each.

There are no shareholders' or quotaholders' agreements or equivalent documents to which CCH, Chaim Bulka or Isac Berman, jointly or severally, may be bound. All Affiliated Companies shall remain duly organized and incorporated for at least six months following the incorporation of the Company. The corporate purpose clause of each Affiliated Company shall have been legally amended on or before the Closing Date, as necessary, to ensure that the Affiliated Company may not compete with the products and services legally offered by the Company, as described in Clauses 4.1 and 4.9 above. Chaim Bulka hereby represents and warrants that he has no interest in DATA SCAN COMERCIO E REPRESENTACOES LTDA ("Data Scan") and Isac Berman will have terminated his ownership interest in, business relationship with and management of, Data Scan on or before the Closing Date.

           9.3 Bulka and Berman shall endeavor their best efforts to have Data Scan execute a standard Distributor Agreement with the Company to buy and resell only Metrologic laser scanners.

           9.4 Each of the representations and warranties made herein will be true and correct on and as of the Closing Date.

10.        Indemnification and Guaranty

           10.1 CCH and Chaim Bulka hereby jointly and severally indemnify and hold Metrologic USA and the Company harmless from and against any and all cost, expense, damage and liability, including attorneys' fees (collectively, a "Loss" or "Losses"), from any claim, demand, investigation, inquiry, lawsuit or judgment, the responsibility for which has been assumed herein by CCH and/or Chaim Bulka, including without limitation, the following:

           (a) acts, facts or omissions occurring prior to the Closing Date by any company deemed to be a predecessor of the Company, for which successor liability may be ascribed to the Company, whether by reason of unpaid taxes, claims arising out of employment or commercial representation, claims for products returned, customer warranty claims, product warranty claims, environmental claims or any other reason; and

           (b) any breach of their representations or warranties hereunder.

           10.2 CCH and Chaim Bulka shall not be exempt from liability if Metrologic USA or its advisors know or should have known from their review of the transaction that any of the representations contained in this Agreement are not accurate or complete.

           10.3 If any claim for Loss is made against Metrologic USA or the Company by a third party, or if Metrologic USA or the Company shall receive written threat of claim for Loss by a third party, which gives rise or threatens to give rise to an obligation to indemnify Metrologic USA or the Company pursuant to Clause 10.1 hereof (hereinafter referred to as an "Event Subject to Indemnification"), Metrologic USA shall send written notice to CCH ("Notification") promptly thereafter, disclosing the details thereof as they are known, and CCH shall respond within fifteen (15) calendar days from the receipt of the Notification (or sooner, if circumstances require). CCH's response shall indicate whether CCH intends to assume the defense of the litigation or proceeding, which it shall have the right to do. In such case, Metrologic USA and CCH shall each have the right to retain their own counsel at their own expense.

                     10.3.1 If CCH's response indicates that it does not intend to assume the defense, it shall nevertheless be liable for all expenses of Metrologic USA and/or the Company in connection therewith. Whichever party assumes the defense shall be entitled to the cooperation of the other party in preparing the defense. Metrologic USA agrees to provide CCH with access to all of the Company's files and records concerning said defense.

                     10.3.2 Should Metrologic USA send a Notification in accordance with the foregoing Clause
10.3 and CCH fails to respond within the above-mentioned fifteen (15) calendar days or in the shorter period above mentioned as of the receipt of the Notification by the one receiving the last Notification, such failure to respond shall be deemed as an acceptance to pay the amount involved in the Event Subject to Indemnification.

                   10.4 If an Event Subject to Indemnification shall arise, then CCH shall send a written response to Metrologic USA in which it states its intention (i) to pay the amount involved in the Event Subject to Indemnification; (ii) to refuse to accept the event as an Event Subject to Indemnification; or (iii) to discuss the matter. If (i), CCH will pay the amount involved within the earlier of fifteen (15) days of the date of its written intention to pay or thirty (30) days from the date of Notification. If
(ii), Metrologic USA or the Company may, at its option, commence any required action to pursue or defend its rights and remedies, if (iii), the Parties shall discuss the issues involved during a period of thirty (30) days from receipt of the Notification, and if they reach an agreement, any payment required thereby shall be made by CCH to Metrologic USA and/or the Company, as the case may be, within forty-five (45) calendar days from receipt of the Notification. If they do not reach an agreement, Metrologic USA and/or the Company may commence, at its option, any required action to pursue its rights and remedies.

                   10.5 The representations and warranties of the Parties contained in this Agreement or in any schedule or other document delivered pursuant hereto, including CCH's and Chaim Bulka's agreement to indemnify Metrologic USA and the Company, shall survive the Closing Date.

                   10.6 Chaim Bulka shall, simultaneous with the execution of this Agreement, execute and deliver to Metrologic USA and the Company, his Personal Guarantee in the form set forth at Schedule 10.6.

                   10.7 Should an Event Subject to Indemnification arise, then Metrologic USA and CCH shall immediately vote to have all distributions that the Company would otherwise make to CCH or its successor, up to the maximum amount of the Loss, deposited into an interest bearing bank account at a bank of Metrologic USA's choice. CCH shall determine the specific application of the deposit. The amounts deposited in such account shall be used to compensate any Loss incurred by Metrologic USA or the Company, to the extent of such Loss, observing the terms of Clause 10.4 above. To the extent that the amount of the Loss is greater than the amount deposited into the account, CCH shall continue to be liable therefor and Chaim Bulka shall continue to guarantee payment of such amount in lieu of Metrologic USA or the Company for the difference between the amount of the Loss and the amount in the account. Similarly, to the extent that the amount of the Loss is less than the amount deposited into the account, CCH shall receive any amounts remaining in the account once the Loss has been compensated. The Company and Chaim Bulka hereby agree to promptly take any action necessary to make the deposit and arrange for the subsequent compensation of any Loss.


11.        Representations and Warranties of Metrologic USA

           Metrologic USA hereby makes the following representations and warranties to CCH:

         11.1 Metrologic USA has the corporate power to enter into this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate or other action of Metrologic USA, and this Agreement constitutes the legal, valid and binding obligation of Metrologic USA, enforceable against Metrologic USA in accordance with its terms. There is no lawsuit, proceeding or investigation pending or, to the knowledge of Metrologic USA's management, threatened against Metrologic USA which might prevent the consummation of any of the transactions contemplated by this Agreement.

         11.2 MTLG Investments, Inc. is a wholly-owned subsidiary of Metrologic Instruments, Inc., a New Jersey corporation, with head office at 90 Coles Road, in the City of Blackwood, State of New Jersey, U.S.A.

         11.3 Each of the representations and warranties made herein will be true and correct on and as of the Closing Date.


12.         Closing and Conditions Precedent

         On condition that:

           (a) the Articles of Association of the Company have been duly executed by CCH and Chaim Bulka together with any document necessary for filing with the Commercial Registry and have been delivered to Metrologic USA or its designee,

           (b) the relationship of CCH, Chaim Bulka and/or Isac Berman with a certain affiliated company has been terminated (per Clause 9.2 above),

           (c) the corporate purpose clause of the Affiliated Companies (except for DATA SCAN) has been satisfactorily amended (per Clause 9.2 above), and

           (d) CCH shall have provided to Metrologic USA the employee letters and other employment-related agreements (per clause 8.2 above), the parties shall proceed to close the transaction on the Closing Date, at which time and place the following events shall take place:

           (1) Metrologic USA shall authorize the wire transfer of the CCH Payment (less the Holdback) (per Clause 1.1 above), and Metrologic USA shall deposit the Holdback into an interest bearing account, in Metrologic USA's name, pursuant to the terms of Clause 1.2 above.

           (2) Metrologic USA and CCH shall execute a Quotaholders' Agreement (per Clause 7 above), and

           (3) and Chaim Bulka and Isac Berman shall have executed Employment Agreements with the Company (per Clause 8.1 above) pursuant to Schedule 12(4).

13.        Termination

           13.1 Without prejudice to either Party's right to claim damages hereunder, this Agreement may be terminated by the non-defaulting Party if either Metrologic USA or CCH violates its obligations and fails to remedy the breach after notice given by the other Party in accordance with Clause 18 below. In case of default, whether or not the default is caused prior to termination of this Agreement, the defaulting Party shall reimburse the remaining Parties for losses, costs and attorney's fees arising out of the default.

           13.2 This Agreement may be terminated by common agreement of Metrologic USA and CCH.

           13.3 If the termination takes place after the Company formation, Metrologic USA and CCH shall divide the assets and obligations of the Company and dissolve the joint venture in accordance with the Articles of Incorporation and pertinent Brazilian law.

14.        Non-competition

           Upon execution of this Agreement and for so long as the Company exists and Metrologic USA is a quotaholder, except as may be otherwise provided by the terms of a Resale Distributor Agreement between Metrologic USA and the Company, the Company shall be the exclusive resale distributor of bar code scanners manufactured by Metrologic USA or its affiliates in Brazil. In consideration for the payment in Clause 1.1 above, for so long as CCH is a quotaholder of the Company and for a period of two years thereafter, CCH shall not engage, directly or indirectly, in services within Brazil which may compete with those provided by Metrologic USA or in the sale of products to clients within Brazil, or in the sale of products from Brazil to clients wherever situated, which may likewise compete. The Company shall be entitled to compensation for all trade in laser and holographic bar code scanners in which Metrologic USA and CCH engage in Brazil, in accordance with the terms of the Resale Distributor Agreement. CCH agrees to refrain from associating with third parties in any activities that may be construed as being in competition with the Company's business in Brazil, as described in Clauses 4.1 and 4.9 above, unless CCH shall have secured the prior written approval of Metrologic USA in advance.

15.        Confidentiality

Metrologic USA, Chaim Bulka, Isac Berman and CCH shall keep confidential all commercial secrets, technical and other information relating to the Company's business and the business of each of Metrologic USA and CCH, and shall not use such confidential information unless authorized in writing by the Party who supplied the information. This obligation shall survive the termination hereof, but shall no longer apply when the information becomes public knowledge. Metrologic USA and CCH shall instruct their employees and the Company's employees to keep confidential all information relating to this transaction.

16.        Governing Law

           16.1 This Agreement shall be governed by and interpreted in accordance with the laws of the State of Delaware, U.S.A.

           16.2 Metrologic USA and CCH appoint CT Corporation as their agent for service of process.

17.        Assignment

           Neither Metrologic USA nor CCH shall assign or transfer any of its rights and obligations hereunder without the prior written consent of the other, which consent shall not be unreasonably withheld. Metrologic USA and CCH reserve the right, however, to assign and transfer their respective rights and obligations under this Agreement to a Brazilian subsidiary directly controlled by it and which shall abide in writing by all terms hereof.

18.        Notices

           Any notice required to be given under this Agreement must be given in writing and will be effective on receipt when delivered by registered airmail or by facsimile confirmed by the sending of the original by registered airmail to the Party at the address and fax numbers stated above or in this clause or to such other address as such Party may designate by written notice in accordance with the provisions of this clause.

to Metrologic USA:

           Attention: C. HARRY KNOWLES
                        President
                        METROLOGIC INSTRUMENTS, INC.
                        90 Coles Road, Blackword, N.J
                        08012, U.S.A
           Fax No. (609) 228-0653

to CCH:

           Attention: ISAC BERMAN
                        Attorney-in-fact
                        CCH AUTOMATION SYSTEMS INC.
                        Rua Princesa Isabel 64, apto. 64
                        04601-000   Campo Belo
                         Sao Paulo - SP  -  Brasil
           Fax No. (011) 531-2963

19.        Additional Assurances

           The Parties each agree promptly to execute such other documents or agreements as may be necessary or desirable for the implementation of this Agreement and the consummation of the transactions contemplated hereby.

20.        Force Majeure

           No Party to this Agreement shall be liable for any failure to meet any of the obligations specified or required under this Agreement where such failure to perform is due to any contingency beyond the reasonable control of such Party or its employees, officers or directors. Such contingencies include, but are not limited to, acts or omissions of any person or entity not employed or reasonably controlled by such Party and its employees, officers and directors, acts of God, fires, wars, accidents, labor disputes or shortages, and governmental laws, ordinances, rules and regulations, whether valid or invalid.

21.        Questionable Payments

           21.1 All Parties to this Agreement acknowledge that the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") prohibits, among other things, U.S. companies and their foreign affiliates from offering, giving or paying any money or other thing of value to a foreign official, political party, party official or candidate, for the purpose of influencing any official act of the recipient or inducing the recipient to use his or her influence with a foreign government to obtain or retain business (a "Questionable Payment").

           21.2 No Party to this Agreement shall make any Questionable Payment in connection with this Agreement or the matters contemplated herein, or take any other action which would violate the FCPA or cause another Party or its affiliates to be in violation of the FCPA.

22.      Counterparts

         This Joint Venture Agreement may be executed in any number of counterparts, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument.

           THE PARTIES HERETO, intending to be legally bound, have signed this Joint Venture Agreement, before witnesses, on the date first above written.


                          MTLG INVESTMENTS, INC.

                          By      /s/ C. Harry Knowles
                                   C. Harry Knowles, President


                          CCH AUTOMATION SYSTEMS, INC.

                          By      /s/ Grapham M. Cooper
                                   GRAHAM M. COOPER, Director

                                /s/ Chaim Bulka
                                  CHAIM BULKA

                                /s/ Isac Berman
                                  ISAC BERMAN


Witnesses:

--------------------------------


--------------------------------

Exhibit 10.25
                            QUOTAHOLDERS' AGREEMENT


This QUOTAHOLDERS' AGREEMENT is effective as of December 12, 1997, by and among:

           MTLG INVESTMENTS, INC., a Delaware corporation, with head office at 103 Springer Building, 3411 Silverside Road, in the City of Wilmington, State of Delaware, U.S.A. ("Majority Quotaholder"); and

           CCH AUTOMATION SYSTEMS INC., a Bahamian corporation, whose registered office is at P. O. Box N8160, Peek Building, George Street, Nassau, Commonwealth of the Bahamas ("Minority Quotaholder").

                                    RECITALS

A. Quotaholders hold 100% of the quotas of the capital stock of METROLOGIC DO BRASIL LTDA., a Brazilian limited liability company with its main office at Rua Sansao Alves dos Santos, 20, conjunto 51, Brooklin, City of Sao Paulo, State of Sao Paulo (the "Company").

B. Majority Quotaholder has agreed to subscribe to the majority interest in the Company, and Minority Quotaholder has agreed to subscribe to the remaining minority interest in the Company in accordance with the terms of a Joint Venture Agreement dated of December 11, 1997, on condition that both quotaholders enter into an agreement to establish their rights, obligations and responsibilities (in addition to those provided for by law and in the Company's Articles of Association), the exercise of voting rights, and the general principles of the conduct of the business of the Company.

Accordingly, in consideration of the benefits of the Joint Venture Agreement and of the mutual promises recited herein, Quotaholders agree to enter into this Quotaholders' Agreement (hereinafter "Agreement") and to be governed by the following clauses and conditions:

                                       I.

                             SCOPE OF THE BUSINESS

           1. Quotaholders intend to form their association in the Company to engage in the trading, importation, exportation and commercial representation of laser and holographic bar code scanners. In addition, the Company shall be authorized to perform other transactions related to its primary purpose, including providing service, repairs and assistance in connection with its products. The Company may also participate in other companies as shareholder or quotaholder.

                                      II.

                        QUOTAS SUBJECT TO THIS AGREEMENT

           2.1 Current Quotas. All quotas of the Company (the "Quotas") are subject to the provisions of this Agreement. All quotas representing the Company's capital have a par value of R$ 1.00 each, and the quotaholdings are as follows:

------------------------- ---------------------- ----------------------

QUOTAHOLDER                  NUMBER OF QUOTAS        PARTICIPATION
------------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------

Majority Quotaholder              52,260                51.00 %
------------------------- ---------------------- -----------------------
------------------------- ---------------------- -----------------------

Minority Quotaholder              50,210                49.00 %
------------------------- ---------------------- -----------------------
------------------------- ---------------------- -----------------------

TOTALS                           102,470               100.00 %
------------------------- ---------------------- ------------------------

           2.2 Future Quotas. All Quotas to be issued in the future, whether as a result of dividends, bonus, split and/or subscription by the Quotaholders during the term of this Agreement, shall be subject to the terms and conditions hereof.

           2.3 Controlling Agreement. All rights of Quotaholders concerning the Quotas shall only be exercised in accordance with the Company's Articles of Association and the provisions hereof. The provisions herein shall control over any conflicting provision of the Articles of Association, and any actions not in accordance with this Agreement shall be null and void.

                                      III.

                   RIGHTS RELATIVE TO THE TRANSFER OF QUOTAS

           3.1 Transfer Among Affiliates. Majority Quotaholder may freely transfer all or any of its Quotas, at any time and from time to time, to any other company which it controls or which is controlled by it or by its ultimate shareholder, where "control" means the ownership, either directly or indirectly, of more than 50% of the Quotas.

           3.2 Freeze on Transferability. Except as provided in Clause 3.1 above, neither Quotaholder shall be allowed to sell or transfer its Quotas for a period of five years from the date hereof unless otherwise mutually agreed.

           3.3 Preemptive Rights. The Quotaholders shall have the reciprocal right of first refusal in the transfer of their Quotas as well as in the subscription of Quotas in any increase of the corporate capital of the Company, in proportion to their participation in the capital. Except as specifically provided otherwise herein, the Quotaholders may not sell or in any manner transfer all or any of their Quotas or the right to subscribe to additional Quotas in capital increases of the Company for a period of five years from the date hereof, and thereafter no Quotaholder may make any such sale or transfer without having first offered same to the other Quotaholder, and in no event shall a Quotaholder sell or in any manner transfer Quotas to a competitor of the Company.

                     3.3.1 Said offer shall be made by means of written notice containing a copy of the written offer of the potential buyer, including the number of Quotas offered, the price, the conditions of the proposed sale or transfer, and the identity of the ultimate quotaholder/shareholder of the potential buyer. The offered Quotaholder shall have three months from the date of receipt of the offer to accept the offer (the "Acceptance Period"). Payment shall be made at the later of: (i) three months of the date of acceptance of the offer, or (ii) one month from the date on which the Brazilian competent authorities grant regulatory approval, if applicable.

                     3.3.2 In the event of lapse of the Acceptance Period without notice by the offered Majority Quotaholder of its acceptance to purchase the Quotas offered by the offeror Quotaholder, then the offeror Quotaholder may sell or transfer the Quotas to third parties, provided that: (a) such sale or transfer be made at the same price and under the same conditions described in the notice sent to the offered Quotaholder and involve the same number of Quotas offered therein; and (b) the sale or transfer is made within the term of two months from the date of termination of the Acceptance Period. In no event shall Minority Quotaholder sell or in any manner transfer Quotas to a competitor of the Company. If said Quotas are not sold or transferred within the term and in accordance with the provisions established herein, then the Quotas shall again be subject to the procedure above described.

           3.4 Encumbrances Not Permitted. Minority Quotaholder may not institute a pledge, bond or any property right or in any manner encumber or offer as guarantee all or any part of its Quotas without the prior written consent of Majority Quotaholder.

           3.5 Failure to Comply. The transfer or disposal of Quotas or of rights of first refusal in the subscription of Quotas or the encumbrance of Quotas without compliance with the provisions hereof shall be void and ineffective, and the Company shall refuse to accept or register any transfer or registration which is not in compliance with the provisions hereof.

                                      IV.

                          QUOTAHOLDERS' VOTING RIGHTS

           4.1 One Quota/One Vote. Each Quota shall entitle the holder thereof to one vote at the Quotaholders' Meetings of the Company. Except as otherwise provided in this Agreement, Quotaholders' decisions shall be adopted by the affirmative vote of 50% plus one of the total Quotas then authorized.

           4.2 Best Interests of the Company. Quotaholders shall at all times exercise their voting rights with the best interests of the Company in mind, observing the rights of Quotaholders prescribed by law, by the Articles of Association and by this Agreement.

                                       V.

                         ADMINISTRATION OF THE COMPANY

           5.1 Minority Rights. Without the prior approval of the Quotaholders representing at least 80% of the Quotas, as evidenced by a letter, telex or facsimile, the Company may not perform any of the following acts:


           (a)        increase the corporate capital; or

           (b)        amend the corporate purpose; or

           (c)        change the dividend policies; or

           (d)        change the withdrawal rights and preemptive rights; or

           (e) exclude a quotaholder absent a breach or violation of such quotaholder; or

           (f) change the limitations on the powers of the Company's general manager.


           5.2 In the event Chaim Bulka is dismissed as delegate manager of the Company without cause, then the new delegate manager shall secure the prior approval of Quotaholders representing at least 70% of the quotas in order for such delegate manager to take any actions in Clause 5, Paragraph 1 of the Articles of Association, attached hereto as Schedule 5.2.

           5.3 Expansion of Corporate Purpose. In the event that Majority Quotaholder desires to expand the corporate purpose to include the manufacturing and/or assembly of laser and holographic bar code scanners, and Minority Quotaholder, for whatever reason, is unwilling to grant its approval, Majority Quotaholder shall have the right, at its sole discretion, to establish a separate company for said purpose and according to its own terms, in which case Majority Quotaholder shall offer to Minority Quotaholder whatever participation Minority Quotaholder may desire in the new company, not to exceed 50%, at the per value per quota established by Majority Quotaholder.

           5.4 Arm's Length Transactions. All transactions, activities and operations carried out between the Company and any of its Quotaholders shall be on terms that are at least as favorable to the Company as could be obtained in an arm's length transaction, and Majority Quotaholder shall not abuse its majority status by performing any act the primary intent or result of which is contrary to the best interests of the Company.

           5.5 "Metrologic" Designation. For so long as the Company exists, it may use the designation "Metrologic" in its corporate name, and may link its corporate name to the trademark "Metrologic", and may use the trademark "Metrologic" in the products and services which it shall provide. Metrologic USA shall license the Company, or cause the appropriate company to license, the use of the name and trademark, free of charge. The "Metrologic" trademark shall be licensed pursuant to a Trademark License Agreement.

                     5.5.1 The Parties acknowledge that a third party has registered the trademark "Metrologic" with the Brazilian intellectual property authorities, INPI. Quotaholders shall cause the Company to take all necessary provisions to annul this apparently improper registration and/or to obtain a declaration of forfeiture from INPI, the expenses for which shall be borne by Quotaholder Metrologic USA.

           5.6 Importation of Metrologic USA Products. The Company shall import from Quotaholder Metrologic USA laser scanners and other products which it manufactures, the FOB price for which shall be the lowest practicable price under the circumstances, taking into consideration the unit volume involved in the shipment.

                                      VI.

                                 FINANCE POLICY

           6.1 Distribution of Dividends. Dividends based on audited profits less taxes and legally required reserves ("Net Profit"), if any, shall be declared as follows:

         (a) Dividends as a result of operations for the first six months of the calendar year shall be no more than 50% of the Net Profits for that period; and

         (b) Dividends as a result of operations for the second six months of the calendar year shall be no less than 50% of the Net Profits for the entire calendar year, less first-half dividends paid.

The annual results of the Company shall be audited by the external auditors of Majority Quotaholder.

           6.2 Future Capital. Future capital contributions shall be as agreed by the vote of the holders of Quotas representing 80% of the capital of the Company. Should the Company's capital be increased and one or more of the Minority Quotaholders elect not to participate in the increase in the Company's capital, such non-participating Minority Quotaholder(s) shall have the right, but not the obligation, to require the Majority Quotaholder to purchase the total amount of quotas held by said Minority Quotaholder(s) according to the valuation provisions of Clause 8.2.

           6.3 Interest on Equity. Payment of interest on equity shall be permitted.

                                      VII.

             NON-COMPETITION, NON-SOLICITATION AND CONFIDENTIALITY

           7.1 Non-Competition; Non-Solicitation. Except as permitted below, and in consideration for payments received and other good and valuable consideration, from the date hereof until two years from the date on which CCH ceases to be a Quotaholder, of this Company, neither CCH, nor Balka or Berman may engage, directly or indirectly, in services which may compete within the States of Sao Paulo, Rio de Janeiro, Parana and Pernanbuco, with those provided by the Company or in the distribution or sale of products which may likewise compete, nor shall said person solicit, directly or indirectly, the services of employees of the Company or the customers of the Company for interests which may conflict with the best interests of the Company. For purposes of construing the foregoing covenants, services and products of the Company shall be those which are encompassed within the corporate purpose of the Company, as set forth at Clause 1 of this Agreement. The holding of 5% or less of the capital stock of any publicly traded company by Employee shall not be deemed a violation of the foregoing covenant not to compete. In addition, in the event of (a) a change in control of Metrologic USA; or (b) the involuntary withdrawal of CCH from the Company, the foregoing covenant not to compete shall not apply.

           7.2 Confidentiality. Quotaholders shall hold confidential the terms and conditions of this Agreement except to the extent that disclosure of such information is necessary or desirable for consummation of this Agreement, demanded by any governmental authority, or with the consent of all Quotaholders.

                                     VIII.

                            DURATION AND TERMINATION

           8.1 Duration. This Agreement shall remain in full force and effect for as long as the parties hereof or their permitted assigns or successors are Quotaholders with at least 20% of the total issued and outstanding quotas. Notwithstanding the above, a Quotaholder may consider this Agreement terminated at any time in the following events:

           (a) The other Quotaholder materially breaches any of the provisions of this Agreement or of the Articles of Association of the Company or of any agreements or understandings among the same Quotaholders and such breach has a material adverse effect upon the relationship of the Quotaholders (affectio societatis) and, after notice of breach, the defaulting Quotaholder fails to correct the breach within a period of 60 days; or

           (b) any Quotaholder becomes bankrupt, makes an arrangement with creditors (concordata) or becomes insolvent.

In such event, the non-defaulting Quotaholder may serve notice of termination upon the defaulting Quotaholder and upon the Company, and the defaulting Quotaholder shall be required to sell its Quotas to the remaining Quotaholder. The Quotas shall be valued and sold at the lesser of their net asset (book) value or Market Value, as defined below.

           8.2 Withdrawal. If any Quotaholder desires to withdraw from the Company, it shall notify in writing such intention to the other Quotaholder, together with its offer to sell the Quotas to the remaining Quotaholder, subject to the provisions of Section 3 above including the specified price and form of payment, such offer to sell to be exercised according to the procedure set forth below. The Majority Quotaholder shall also have the right to call the Quotas of CCH based on the valuation formula in 8.2.1 below, in the event Chaim Bulka passes away or is incapacitated to perform this duties as delegate manager.

                     8.2.1 Within 30 days from the withdrawing Quotaholder's delivery of written notice of its intent to withdraw, the Company shall contract an independent third party to make an appraisal of the Quotas held by the withdrawing Quotaholder. The appraisal shall be performed by either Ernst & Young, Price Waterhouse, Arthur Andersen or KPMG, and shall be completed within 60 days from the date when the appraiser is contracted. The firm's valuation shall be pursuant to appraisal made according to the discounted net cash flow method applied over a period of five years, and with a rate of discount of 12% per year ("Market Value"). If the Company has an accumulated deficit (meaning the accumulated operating losses of the Company from its incorporation to the date of withdrawal, reduced by 50% of the net operating losses of the first 12 months of incorporation of the Company) at the time of withdrawal, then such payment to the withdrawing Quotaholder shall be reduced by the relevant share of such accumulated deficit. All costs incurred for the valuation shall be borne by the withdrawing Quotaholder. Upon conclusion of the appraisal, the other parties hereto shall have 30 days to review the appraisal and to exercise their option to purchase the Quotas. Upon acceptance of the offer, the Closing of the transfer of Quotas shall take within 60 days ("The Closing Date").

                     8.2.2 In the event of an involuntary withdrawal, the payment shall be made 100% upon Closing. In the event of voluntary withdrawal, fifty percent of any payments made pursuant to the foregoing provision shall be held in escrow to be applied against any remaining liability incurred by the Company. Any funds not applied to the payment of remaining liability shall be released as follows:

                                50% - on the first anniversary of the Closing Date 25% - on the second anniversary of the Closing Date 25% - on the third anniversary of the Closing Date

                     8.2.3 Notwithstanding the foregoing release schedule, there shall be no such payments made unless and until, after written notice of withdrawal, the Company has had the benefit of at least six months from the date of notice under Clause 8.2 to hire and train new management in the event of the withdrawal of the employment services of Chaim Bulka or Isac Berman in connection with the withdrawal of the Quotaholder.

                                      IX.

                               GENERAL PROVISIONS

           9.1 Further Assurances. The Parties hereto each agree to execute such other documents or agreements as may be necessary or desirable for the implementation of this Agreement and the consummation of the transactions contemplated hereby.

           9.2 Notices. Any notice required to be given under this Agreement must be given in writing and will be effective on receipt when delivered by registered airmail or by facsimile confirmed by the sending of the original by registered airmail to the party at the address and fax numbers stated above or in this clause or to such other address as such party may designate by written notice in accordance with the provisions of this Section.

           Attention: C. HARRY KNOWLES
                        President
                        METROLOGIC INSTRUMENTS, INC.
                        90 Coles Road, Blackword, N.J
                        08012, U.S.A
           Fax No. (609) 228-0653

to the Minority Quotaholder:

           Attention: ISAC BERMAN
                        Attorney-in-fact
                        CCH AUTOMATION SYSTEMS INC.
                        Rua Princesa Isabel 64, apto. 64
                        04601-000   Campo Belo
                         Sao Paulo - SP  -  Brasil
           Fax No. (011) 531-2963

  to the Company:   METROLOGIC DO BRASIL LTDA.
                      Rua Sansao Alves dos Santos, 20, conjunto 51, Brooklin, City of Sao Paulo, State of Sao Paulo
           Attention: Director President

           9.3 Successors. This Agreement shall be binding upon and shall inure to the benefit of the Quotaholders and their respective permitted successors and assigns. Neither this Agreement nor any rights or obligations hereunder shall be assigned or otherwise transferred by any Quotaholder unless the successor or assignee has agreed to be bound by this Agreement, with the same rights and obligations of the former Quotaholder. Any assignment or transfer without the observance of the above shall be null and void.

           9.4 Applicable Law and Jurisdiction. This Agreement shall be governed by and construed and enforced in accordance with the laws of Brazil. The parties elect the jurisdiction of the courts of the City of Sao Paulo, State of Sao Paulo, Brazil, to resolve any disputes arising hereunder.

           9.5 Severability. If at any time subsequent to the date hereof, any provisions of this Agreement shall be held by any court of competent jurisdiction to be illegal, void or unenforceable, such provision shall be of no force and effect, but the illegality or unenforceability of such provision shall have no effect upon and shall not impair the enforceability of any other provision of this Agreement.

           9.6 Filing. This Agreement shall be filed with the Company, and its provisions hereof shall be observed by the Company in accordance with and for the purposes prescribed by Article 118 of the Law of Corporations.

                                       X.

                                Indemnification

           10.1 Minority Quotaholder hereby agrees to indemnify and hold majority quotaholder USA and the Company harmless from and against any and all cost, expense, damage and liability, including attorneys' fees (collectively, a "Loss" or "Losses"), from any claim, demand, investigation, inquiry, lawsuit or judgment, the responsibility for which has been assumed herein by Minority Quotaholder, including without limitation, the following:

           (a) acts, facts or omissions occurring prior to the Closing Date by any company deemed to be a predecessor of the Company, for which successor liability may be ascribed to the Company, whether by reason of unpaid taxes, claims arising out of employment or commercial representation, claims for products returned, customer warranty claims, product warranty claims, environmental claims or any other reason; and

           (b) any breach of their representations or warranties hereunder.

         10.2 Minority Quotaholder shall not be exempt from liability if Majority Quotaholder or its advisors know or should have known from their review of the transaction that any of the representations contained in this Agreement are not accurate or complete.

           10.3 If any claim for Loss is made against Majority Quotaholder or the Company by a third party, or if Majority Quotaholder or the Company shall receive written threat of claim for Loss by a third party, which gives rise or threatens to give rise to an obligation to indemnify Majority Quotaholder or the Company pursuant to Clause 10.1 hereof (hereinafter referred to as an "Event Subject to Indemnification"), Majority Quotaholder shall send written notice to Minority Quotaholder ("Notification") promptly thereafter, disclosing the details thereof as they are known, and Minority Quotaholder shall respond within fifteen (15) calendar days from the receipt of the Notification (or sooner, if circumstances require). Minority Quotaholder's response shall indicate whether Minority Quotaholder intends to assume the defense of the litigation or proceeding, which it shall have the right to do. In such case, the Quotaholders shall each have the right to retain their own counsel at their own expense.

           10.3.1 If Minority Quotaholder's response indicates that it does not intend to assume the defense, it shall nevertheless be liable for all expenses of Majority Quotaholder and/or the Company in connection therewith. Whichever party assumes the defense shall be entitled to the cooperation of the other party in preparing the defense. Majority Quotaholder agrees to provide Minority Quotaholder with access to all of the Company's files and records concerning said defense.

           10.3.2 Should Majority Quotaholder send a Notification in accordance with the foregoing Clause 10.3 and Minority Quotaholder fails to respond within the above-mentioned fifteen (15) calendar days or in the shorter period above mentioned as of the receipt of the Notification by the one receiving the last Notification, such failure to respond shall be deemed as an acceptance to pay the amount involved in the Event Subject to Indemnification.

         10.4 If an Event Subject to Indemnification shall arise, then Minority Quotaholder shall send a written response to Majority Quotaholder in which it states its intention (i) to pay the amount involved in the Event Subject to Indemnification; (ii) to refuse to accept the event as an Event Subject to Indemnification; or (iii) to discuss the matter. If (i), Minority Quotaholder will pay the amount involved within the earlier of fifteen (15) days of the date of its written intention to pay or thirty (30) days from the date of Notification. If (ii), Majority Quotaholder or the Company may, at its option, commence any required action to pursue or defend its rights and remedies, if
(iii), the Parties shall discuss the issues involved during a period of thirty
(30) days from receipt of the Notification, and if they reach an agreement, any payment required thereby shall be made by Minority Quotaholder to Majority Quotaholder and/or the Company, as the case may be, within forty-five (45) calendar days from receipt of the Notification. If they do not reach an agreement, Majority Quotaholder and/or the Company may commence, at its option, any required action to pursue its rights and remedies.

                10.5 Should an Event Subject to Indemnification arise, then the Quotaholders shall immediately vote to have all distributions that the Company would otherwise make to CCH or its successor, up to the maximum amount of the loss, deposited into an interest bearing bank account at a bank of Majority Quotaholder's choice. Minority Quotaholder shall determine the specific application of the deposit. The amounts deposited in such account shall be used to compensate any Loss incurred by Majority Quotaholder or the Company, to the extent of such Loss, observing the terms of Clause 10.4 above. To the extent that the amount of the Loss is greater than the amount deposited into the account, Minority Quotaholder shall continue to be liable therefor and any guarantor shall continue to guarantee payment of such amount in lieu of the Majority Quotaholder or the Company for the difference between the amount of the Loss and the amount in the account. Similarly, to the extent that the amount of the Loss is less than the amount deposited into the account, Minority Quotaholder shall receive any amounts remaining in the account once the Loss has been compensated.


           IN WITNESS WHEREOF, the parties hereto have duly executed this Quotaholders' Agreement before witnesses as of the day and year first above written.


                                MTLG INVESTMENTS, INC.

                                By /s/ C. Harry Knowles
                                          C. Harry Knowles, President


                                CCH AUTOMATION SYSTEMS, INC.

                                By /s/ Isac Berman
                                          ISAC BERMAN, Attorney-in-fact


Receipt Acknowledged:

METROLOGIC DO BRASIL LTDA.


By /s/ Chaim Bulka
           Chaim Bulka, Diretor-Presidente


Witnesses:

----------------------------------

Exhibit 10.26
                                   GUARANTEE


This GUARANTEE, dated as of December 12, 1997, is made by

           Mr. CHAIM BULKA, a Brazilian citizen, married, economist, resident and domiciled at Rua Dr. Rubens Maragliano, 28, in the City of Sao Paulo, State of Sao Paulo, Brazil, bearer of Brazilian Identity Card RG No. 3.718.440 and registered with the General Taxpayers Authority CPF/MF under No. 507.207.248-72 and Mrs. Gilda Meire Rosenberg Bulka, a Brazilian citizen, married, veterinarian, resident and domiciled at Rua Dr. Rubens Maragliano, 28, in the City of Sao Paulo, State of Sao Paulo, Brazil, bearer of Brazilian Identity Card RG 3.803.655 and registered with the General Taxpayers Authority CPF/MF under No. 074.363.098-03 (hereinafter referred to collectively as "Guarantors"), in favor of

           MTLG INVESTMENTS INC., a corporation with head offices at 103 Springer Building, 3411 Silverside Road, in the City of Wilmington, State of Delaware, USA, represented in this act by its President, Mr. Harry C. Knowles, ("MTLG");

as security for indemnities made by Guarantors in the Joint Venture Agreement dated as of the date hereof ("the Agreement") in connection with Metrologic do Brasil Ltda., a Brazilian limited liability quota company that is yet to be formed (hereafter referred to as the "Company").


IN CONSIDERATION OF the foregoing and in order to induce MTLG to enter into the Agreement, Guarantors agree as follows:

1.         DEFINITIONS

           "Agreement," "the Company," and "Guarantors" shall have the meanings set forth in the preamble.

           "Obligations" shall mean all representations, warranties, indemnities and agreements made by Guarantors under the Agreement, as well as any contingencies related thereto, for as long as the respective statute of limitations has not elapsed.

2.         GUARANTEE

         2.1 Guarantors agree to jointly and severally indemnify and hold MTLG and the Company harmless from and against any and all costs, expense, damages and liabilities, including attorneys'fees from any claim, demand, investigation, inquiry, lawsuit or judgment, the responsibility for which has been assumed herein by the Guarantors, including, without limitation, acts, facts or omissions that were made prior to the signature date hereof by any company which is deemed to be a predecessor of the Company, for which successor liability may be ascribed to the Company, whether by reason of unpaid taxes, claims arising out of employment or commercial representation, claims for products returned, customer warranty claims, product warranty claims, environmental claims or any other reason; and any breach by Guarantors of their representations or warranties under the Agreement.

           2.2 In the event of a legal claim against MTLG and/or the Company arising under the conditions described in Clause 2.1, Guarantors shall have the right, upon prior notice to MTLG or the Company under the terms of Clause 7 below, to assume the defense of that claim. If Guarantors do not wish to assume such defense, then Guarantors shall nevertheless remain liable for all expenses incurred by MTLG and/or the Company in connection with that claim. The party who assumes the defense of such claim shall be entitled to the cooperation of the other party in preparing and handling such defense, and MTLG further agrees to provide Guarantors with access to all of the Company's files and records concerning such defense.

           2.3 Guarantors each waive the benefit of order under any circumstances, including, without limitation, the benefit pursuant to Article 1492, I, of the Brazilian Civil Code.

           2.4 Guarantors each agree to pay all expenses (including, without limitation, all interest, penalties, legal and other costs and expenses together with any tax thereon) which may be paid or incurred by MTLG in enforcing any of its rights under this Guarantee.

           2.5 This Guarantee is unconditional and shall continue in force until MTLG and Guarantors have satisfied all Obligations. Guarantors expressly waive the right of dismissal conferred in Articles 1500 and 1502 through 1504 of the Brazilian Civil Code.

      3.              CLAIMS OF LOSS

           If any claim for loss is made against MTLG or the Company by a third party, or if MTLG or the Company receives a written threat of a claim for loss by a third party which gives rise or threatens to give rise to an obligation to indemnify MTLG or the Company, then MTLG shall send written notice to the Guarantors, at the addresses for notice set forth below, promptly thereafter. Such notice shall disclose the details of the loss or claim of loss, as they are then known, and Guarantors shall respond within fifteen (15) calendar days from their receipt of such notice (unless a shorter response period is expressly requested in the notice. Guarantors' responses shall indicate whether Guarantors intend to assume the defense of the relevant litigation or proceeding.

4.         INDEMNIFICATION

         If any event arises that will subject Guarantors to the obligation to indemnify MTLG or the Company, then MTLG will send written notice thereof to the Guarantors. Guarantors will thereupon send a written response to MTLG or the Company, within 15 days, stating their intention to (i) pay the amount of indemnification; (ii) refuse to accept the event as an event giving rise to indemnification; or (iii) discuss the matter. If Guarantors elect to pay the amount of indemnification, then they shall do so within the earlier of fifteen
(15) days from the date of its written acceptance of payment or thirty (30) days from the date it receives the notice. If Guarantors refuse to accept the event as an event giving rise to indemnification, then MTLG or the Company may, at its option, initiate any action that may be necessary to pursue or defend its rights and remedies. If Guarantors elect to discuss the matter, then the parties shall discuss the issues involved during a period of thirty (30) days following receipt of the notice. If such discussions lead to an agreement, any payment to be made under the agreement shall be made to MTLG and/or the Company, as the case may be, within forty-five (45) calendar days from receipt of the notice. If the discussions do not lead to an agreement, or if there is no response to the written notice, then MTLG and/or the Company may, at its option, initiate any action action that may be necessary to pursue or defend its rights and remedies.

5.         CONTINUANCE OF GUARANTEE

           Guarantors' obligations under this Guarantee shall not be affected or impaired for any reason, including without limitation any of the following reasons:

           (a) if MTLG or its advisors know or should have known from their review of the transaction contemplated by the Agreement that any of the representations contained in the Agreement are inaccurate or incomplete.;

           (b) the time for performance under the terms of the Agreement is extended;

           (c) any rights or obligations under the Agreement are assigned pursuant to the terms thereof;

           (d) any of the obligations hereof or under the Agreement are modified or amended (whether such modifications are material or otherwise);

           (e) any failure, omission, delay or lack on the part of MTLG or its successors or assigns to enforce, assert or exercise any right, power or remedy conferred in the Agreement;

           (g) the insolvency or bankruptcy of Guarantors or any of their respective permitted assignees.

6.         GUARANTORS'  BUSINESS

           Guarantors undertake to continue to diligently conduct their business and to not sell or otherwise dispose of any portion thereof as long as this Guarantee shall remain in force, so that Guarantors may have the financial conditions necessary to satisfy any obligation that it may be required to meet hereunder.

7.         NO WAIVER

           Except by written instrument pursuant to Paragraph 6 hereof, no waiver of any provision of this Agreement, or delay by either party in the enforcement of any right hereunder, shall be construed as a continuing waiver, and shall not create an expectation of non-enforcement of that or any other provision or right.

8.         WAIVERS AND AMENDMENTS

           None of the terms of this Guarantee may be modified except by a written instrument executed by Guarantors and MTLG, provided that any provision of this Guarantee may be waived by MTLG in a letter or agreement or by telex or facsimile transmission.

9.             NOTICES

           All notices under this Guarantee must be given in writing and will be effective on receipt when delivered by registered airmail or by facsimile, with delivery of the original by registered airmail, to the addresses stated below or to such other address as Guarantors may jointly designate by written notice in accordance with the provisions of this paragraph.

           if to MTLG:

           Metrologic Instruments Inc.
           90 Coles Road
           Blackwood, New Jersey, 08012, USA
           FAX No. (609) 228.0653
           Attention:  C. Harry Knowles, President


           if to Guarantors

           Rua Dr. Rubens Maragliano, 28
           05658-030  Sao Paulo - SP
           FAX No.: (011) 531.2963


10.        INTEGRATION

           This Guarantee, together with the Agreement, contains the entire understanding of the parties with respect to the subject matter hereof. There are no agreements, representations, warranties, covenants or undertakings with respect to the subject matter of this Guarantee other than those expressly set forth in this Guarantee and the Agreement. This Guarantee and the Agreement supersede all prior agreements and understandings between the parties with respect to the subject matter hereof.

11.        GOVERNING LAW

           The Guarantee and the rights and obligations of Guarantors under this Guarantee shall be governed by and construed and interpreted in accordance with the laws of Brazil.

12.        SUBMISSION TO JURISDICTION

           Each Guarantor hereby irrevocably and unconditionally:

           (a) submits itself and its property in any legal action or proceeding relating to this Guarantee, or for recognition and enforcement of any judgment in respect thereof, to the exclusive general jurisdiction of the courts of the City of Sao Paulo, State of Sao Paulo, Brazil;

           (b) consents that any such action or proceeding may be brought in such courts and waives any objection to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;

13.        NO ASSIGNMENT

           This Guarantee may not be assigned by either Guarantor except with the prior written consent of MTLG. This Guarantee is binding upon and inures to the benefit of the heirs and permitted assigns of Guarantors.

14.        REGISTRATION

           Pursuant to Article 129 of Law No.6015/73, this instrument shall be registered with the Registry of Titles and Documents in the City of Sao Paulo, State of Sao Paulo, Brazil.


           IN WITNESS WHEREOF, the Guarantors have signed and delivered this Guarantee as of the date first above written.


         Sao Paulo, ____________




                                                     CHAIM BULKA

                                                    /s/ Chaim Bulka



                                               GILDA MEIRE ROSENBERG BULKA


                                              /s/ Gilda Meire Rosenberg Bulka



                             MTLG INVESTMENTS INC.

                                                 C. HARRY KNOWLES

                                               /s/ C. Harry Knowles




Witnesses:

1. _________________________

2. _________________________

    EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


   Metrologic do Brasil Ltda., a Brazil corporation

   Metrologic Asia (PTE) Ltd., a Singapore corporation

   Holoscan, Inc., a California corporation

   MTLG Investments Inc., a Delaware corporation

   Metrologic Instruments (Barbados) Inc., a Barbados corporation

   Metrologic Instruments GmbH, a German corporation

EXHIBIT 23


                          CONSENT OF ERNST & YOUNG LLP


We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-89376) pertaining to Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement on Form S-8 (Registration No. 33-86670) pertaining to Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated February 26, 1998 with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 1997.


Philadelphia, Pennsylvania
March 31, 1998