Form 10-Q
period 1998-03-31
METROLOGIC INSTRUMENTS INC
filed 1998-05-15
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from to _____

                         Commission file number 0-24172

                          Metrologic Instruments, Inc.
             (Exact name of registrant as specified in its charter)


              New Jersey                                    22-1866172
(State or other jurisdiction                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


90 Coles Road , Blackwood, New Jersey                           08012
(Address of principal executive offices)                     (Zip Code)

                                 (609) 228-8100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 13, 1998 there were 5,392,249 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                         Page
                                                                          No.
Part I - Financial Information

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets -
                    March 31, 1998 and December 31, 1997                   3

                    Condensed Consolidated Statements of Operations -
                    Three Months Ended March 31, 1998 and
                    March 31, 1997                                         4

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1998 and
                    March 31, 1997                                         5


                    Notes to Condensed Consolidated Financial Statements   6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

Part II - Other Information

         Item 1.  Legal Proceedings                                        11
         Item 2.  Changes in Securities                                    11
         Item 3.  Defaults upon Senior Securities                          11
         Item 4.  Submission of Matters to a Vote of Security Holders      11
         Item 5.  Other Information                                        11
         Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                                 12

Exhibit Index                                                              13

                  Convertible Line of Credit Note between Metrologic
                  Instruments, Inc. and PNC Bank, National Association     14

                  Financial Data Schedule                                  21

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                March 31,          December 31,
                                                  1998                 1997
                                                --------             --------
Assets                                         (unaudited)
     Current assets:
        Cash and cash equivalents               $ 12,207             $ 13,096
        Accounts receivable,  net of allowance
            of $409 and $408 in 1998 and 1997,
            respectively                          10,704                9,249
        Inventory                                  6,444                4,684
        Deferred income taxes                      1,884                1,698
        Other current assets                         676                  604
                                                --------              -------

     Total current assets                         31,915               29,331

     Property,  plant and equipment, net           5,330                4,625
     Patents and trademarks,  net of
        amortization of $536 and $511 in 1998
        and 1997,  respectively                    1,295                1,254
     Holographic technology,  net of
        amortization of $177 and $154 in 1998
        and 1997, respectively                       730                  734
     Deferred income taxes                           323                  414
     Advance license fee, net of amortization
        of $147 and $118 in 1998 and 1997,
        respectively                               1,853                1,882
     Security deposits and other assets              761                  218
                                                --------             --------
     Total assets                               $ 42,207             $ 38,458
                                                ========             ========

Liabilities and shareholders' equity
     Current liabilities:
        Current portion of notes payable        $    512             $    543
        Accounts payable                           3,501                2,859
        Accrued expenses                           8,821                6,505
        Accrued legal settlement                     835                  825
                                                --------             --------

     Total current liabilities                    13,669               10,732

     Notes payable,  net of current portion        1,360                1,496
     Deferred income taxes                           662                  524
     Accrued legal settlement                        577                  805

     Shareholders' equity:
        Preferred stock,  $0.01 par value:
            500,000 shares authorized;
            none issued                                -                    -
        Common stock,  $0.01 par value:
            10,000,000 shares authorized;
            5,379,218 and 5,369,090 shares
            issued and outstanding in 1998
            and 1997,  respectively                   54                   54
        Additional paid-in capital                16,506               16,389
        Retained earnings                          9,596                8,576
        Deferred compensation                         (1)                  (2)
        Accumulated other comprehensive loss        (216)                (116)
                                                --------              -------

        Total shareholders' equity                25,939               24,901
                                                --------              -------

     Total liabilities and shareholders'
          equity                                $ 42,207             $ 38,458
                                                ========             ========

                            See accompanying notes.

                                  Metrologic Instruments, Inc.
                         Condensed Consolidated Statements of Operations
                     (amounts in thousands except share and per share data)

                                                     Three Months Ended
                                                          March 31,
                                                    1998              1997
                                                         (unaudited)

Sales                                            $ 15,227          $ 12,762
Cost of sales                                       9,367             7,967
                                                 --------          --------
Gross profit                                        5,860             4,795

Selling,  general and administrative expenses       3,343             2,928
Research and development expenses                   1,114               808
                                                 --------          --------
Operating income                                    1,403             1,059



Other income (expenses)
    Interest income                                   137                92
    Interest expense                                  (38)              (42)
    Foreign currency transaction gain (loss)           57              (165)
    Other,  net                                        34                (3)
                                                 --------          --------
    Total other income (expenses)                     190              (118)
                                                 --------          --------
Income before provision for income taxes            1,593               941

Provision for income taxes                            573               357
                                                 --------          --------
Net income                                        $ 1,020             $ 584
                                                 ========          ========
Basic earnings per share
     Weighted average shares outstanding        5,371,626       $ 5,291,772
                                                 ========          ========
     Basic earnings per share                      $ 0.19            $ 0.11
                                                 ========          ========
Diluted earnings per share
     Weighted average shares outstanding        5,371,626         5,291,772
     Net effect of dilutive securities            169,343           135,173
                                                 --------          --------
     Total shares outstanding used in
        computing diluted earnings per share    5,540,969         5,426,945
                                                 ========          ========
     Diluted earnings per share                    $ 0.18            $ 0.11
                                                 ========          ========
                            See accompanying notes.

                                     Metrologic Instruments, Inc.
                            Condensed Consolidated Statements of Cash Flows
                                        (amounts in thousands)

                                                       Three Months Ended
                                                             March 31,
                                                     1998               1997
                                                           (Unaudited)
Operating activities

Net cash provided by (used in) operating
  activities                                       $    811            $  (812)

Investing activities

Purchase of property,  plant and equipment             (920)              (126)
Patents and trademarks                                  (66)               (59)
Advance license fee                                    (125)              (125)
Other intangibles                                      (536)                 -
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired                     (19)               (18)
                                                    -------            -------
Net cash used in investing activities                (1,666)              (328)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        85                414
Principal payments on notes payable                    (126)               (44)
Payments of amounts due to former officer                 -                (50)
Capital lease payments                                  (41)               (61)
                                                    -------            -------
Net cash (used in) provided by financing activities     (82)               259

Effect of exchange rates on cash                         48                 12
                                                    -------            -------
Net decrease in cash and cash equivalents              (889)              (869)
Cash and cash equivalents at beginning of period     13,096             10,358
                                                    -------            -------
Cash and cash equivalents at end of period         $ 12,207            $ 9,489
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $     28            $    30

     Cash paid for income taxes                    $     29            $     9

     Tax benefit from stock options                $     32            $     -

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

2.       Accounting Policies

Interim Financial Information

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1997.

3.       Inventory

         Inventory consists of the following:

                                      March 31,           December 31,
                                         1998                 1997

                    Raw materials      $ 2,902               $ 2,542
                    Work-in-process      2,221                 1,590
                    Finished goods       1,321                   552
                                       -------                ------
                                       $ 6,444                $4,684
                                       =======                ======

4.       Financial Instruments

         The Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. These financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) German mark based loans which act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities, and intercompany transactions being hedged. Forward exchange contracts are adjusted to market value and the resulting gains and losses are reflected in income. At March 31, 1998, the Company had $1,540 of foreign currency forward exchange contracts outstanding with a fair market value that approximated cost. The forward exchange contracts generally require the Company to exchange German marks for U.S. dollars at maturity, at rates agreed to at the inception of the contracts.


5.       Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), at December 31, 1997. SFAS 130 establishes standards for reporting comprehensive income and requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Adoption of SFAS 130 had no impact on net income or shareholders' equity.

          During the three months ended March 31, 1998 and 1997, total comprehensive income amounted to $920 and $305, respectively.



              (The remainder of this page is intentionally blank)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1997 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Condensed Consolidated Financial Statements for the three months ended March 31, 1998 and March 31, 1997 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 85 foreign countries.

         Since 1997, the Company has been exposed to overall unfavorable foreign currency fluctuations due to the reduction in the value of the German mark against the U.S. dollar. The Company's German subsidiary accounted for approximately 45.1% of the Company's consolidated sales for the three months ended March 31, 1998. Substantially all of the German subsidiary's products are manufactured at the Company's U.S. facility. Therefore, the subsidiary's product manufacturing costs, which represent approximately 81.4% of the subsidiary's total operating costs for the three months ended March 31, 1998, are incurred by the Company in U.S. dollars. As a result, the subsidiary's sales are significantly affected by fluctuations between the German mark and the U.S. dollar; however, there is minimal offsetting effect in the product costs of the subsidiary. Accordingly, the Company's consolidated operating profit is significantly affected by changes in the exchange rate between the German mark and U.S. dollar. (See "Liquidity and Capital Resources" for a discussion of the Company's derivative financial instruments utilized to mitigate such exposure.)

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997 (amounts in thousands except per share information)

         Sales increased 19.3% to $15,227 in the three months ended March 31, 1998 from $12,762 in the three months ended March 31, 1997, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, an increase in sales of the Company's HoloTrak(TM) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1998 was offset by lower average unit selling prices on its POS products, compared to the corresponding period in 1997, and reflected unfavorable foreign exchange fluctuations. The reduction in the value of the German mark against the U.S. dollar negatively affected the recorded U.S. dollar value of the Company's German subsidiary's sales by approximately 8.6% or $647 in the three months ended March 31, 1998 compared to the corresponding period in 1997.

         International sales accounted for $9,151 (60.1% of total sales) in the three months ended March 31, 1998 and $8,228 (64.5% of total sales) in the three months ended March 31, 1997. One customer accounted for 5.9% of the Company's revenues in the three months ended March 31, 1998. No customer accounted for 5% or more of the Company's revenues in the three months ended March 31, 1997.

         Cost of sales increased 17.6% to $9,367 in the three months ended March 31, 1998 from $7,967 in the three months ended March 31, 1997, and cost of sales as a percentage of sales decreased to 61.5% from 62.4%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which traditionally yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's products as noted above. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations as compared to the corresponding period in 1997, cost of sales as a percentage of sales would have been 59.0% for the three months ended March 31, 1998 compared with 62.4% for the three months ended March 31, 1997.

         Selling, general and administrative ("SG&A") expenses increased 14.2% to $3,343 in the three months ended March 31, 1998 from $2,928 in the three months ended March 31, 1997 and decreased as a percentage of sales to 22.0% from 22.9%. The increase in SG&A expenses was primarily due to increased salaries resulting from the hiring of additional sales and marketing personnel throughout North America, Europe and the rest of the world and increased marketing efforts. SG&A expenses in the three months ended March 31, 1998 were positively affected by reductions in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997. The positive impact of the reduced value of the German mark on the Company's German subsidiary's SG&A expenses was approximately 8.7% or $100 in the three months ended March 31, 1998.

         Research and development ("R&D") expenses increased 37.9% to $1,114 in the three months ended March 31, 1998 from $808 in the three months ended March 31, 1997, and increased as a percentage of sales to 7.3% from 6.3%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(TM), a six-sided holographic scanner tunnel system.

         Operating income increased 32.5% to $1,403 in the three months ended March 31, 1998 from $1,059 in the three months ended March 31, 1997, and operating income as a percentage of sales increased to 9.2% from 8.3%.

         Other income/expenses reflect net other income of $167 in the three months ended March 31, 1998 compared to net other expenses of $118 in the corresponding period in 1997. Net other income for the three months ended March 31, 1998 reflects foreign currency transaction gains of $57, which resulted primarily from the Company's German subsidiary's foreign currency gains as a result of the reduced value of the German mark against other European currencies, compared to foreign currency transaction losses of $165 in the corresponding period in 1997.

         Net income increased 74.7% to $1,020 in the three months ended March 31, 1998 from $584 in the three months ended March 31, 1997. Net income reflects a 36% effective income tax rate for the three months ended March 31, 1998 compared to 38% for the corresponding period in 1997. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Also, the Company utilized net operating loss carryforwards on certain of its foreign subsidiaries in the three months ended March 31, 1998. The reduction in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997 negatively affected net income by approximately $0.05 per share.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital decreased approximately 1.9% to $18,246 as of March 31, 1998 from $18,599 as of December 31, 1997.

         The Company's operating activities provided net cash of $686 compared with net cash used of $812 for the three months ended March 31, 1998 and 1997, respectively. Net cash provided from operating activities for the three months ended March 31, 1998 resulted primarily from net income plus non-cash charges and an increase in accounts payable and accrued expenses, offset by increases in accounts receivable and inventory.

         The Company's total deferred income tax asset (current and long-term) of $2,207 and deferred tax liability of $662 are based upon cumulative temporary differences as of March 31, 1998, which provide approximately $3,751 of future income tax deductions against future taxable income. The deferred tax asset arises primarily from recording the December 1993 settlement of a patent lawsuit as an expense for accounting purposes prior to receiving the related tax benefit. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of March 31, 1998, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1998. The Company expects to execute another amendment which extends the term of this agreement through June 30, 1999.

         The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of March 31, 1998, no amounts were outstanding under this revolving credit facility. In April 1998, the Company entered into a convertible line of credit with its primary bank, denominated in German marks, in an amount not to exceed $1,500, for the purchase of fixed assets.

         The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) the Company's office and manufacturing facility currently being leased from the Company's principal stockholder, Chairman, President, and CEO, and his spouse, the Company's Vice President, Administration and Treasurer, or other additional manufacturing facilities; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Potential capital expenditures amount to approximately $6,700. The purchase of the Company's office and manufacturing facility could potentially save the Company approximately $200 annually of rent expenses, net of depreciation and interest expenses. The Company expects to finance such potential expenditures with a combination of term notes, operating and capital leases, and mortgages.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the German mark against the U.S. dollar. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) German mark based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, which result in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark and the U.S. dollar.

         The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its revolving credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

         The discussion in this Quarterly Report on Form 10-Q includes forward-looking statements based on current management expectations. Factors which would cause the results to differ from these expectations include the following: general economic conditions; competitive factors and pricing pressures; technological changes in the scanner industry; fluctuations in the exchange rate between the German mark and the U.S. dollar; the Company's ability to enter into and settle forward exchange contracts; availability of patent protection for the Company's holographic scanners and other products; and market acceptance of the Company's new products.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                   Exhibit Number

                   10 Convertible Line of Credit Note between Metrologic Instruments, Inc. and PNC Bank, National Association

                   27      Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          METROLOGIC INSTRUMENTS, INC.



Date: May 15, 1998                        By:/s/ C. Harry Knowles
      ------------                        -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 15, 1998                        By:/s/Thomas E. Mills  IV
      ------------                        -------------------------
                                          Thomas E. Mills  IV
                                          Executive Vice President,
                                          Chief Operating Officer and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.


10 Convertible Line of Credit Note between Metrologic Instruments, Inc. and PNC Bank, National Association


27                Financial Data Schedule

                        CONVERTIBLE LINE OF CREDIT NOTE

2,685,000 DEM                                             April  24, 1998


FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower"), with an address at Coles Road at Route 42, Blackwood, New Jersey 08012, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in immediately available funds at its offices located at 1600 Market Street, Philadelphia, Pennsylvania 19103, or at such other location as the Bank may designate from time to time, the principal sum of Two Million Six Hundred Eighty Five Thousand DEM (2,685,000 DEM) (the "Facility") or such lesser amount as may be advanced to or for the benefit of the Borrower hereunder prior to the Final Conversion Date (as hereinafter defined), together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1.       Advance Procedures; Use of Proceeds.

         (a) During the period from the date of this Note to and including the Final Conversion Date, the Borrower may borrow hereunder (but may not repay and reborrow), subject to the terms and conditions of this Note and the Loan Documents (as defined herein). In no event shall the aggregate unpaid principal amount of advances under this Note exceed the lesser of the face amount of this Note or the U.S. Dollar Commitment (as more fully set forth in Section 5(b) hereof). On each of the First Conversion Date and the Final Conversion Date, the then-outstanding principal amount of the loan hereunder which has not then been previously converted shall convert to an amortizing term loan payable as set forth below. The "First Conversion Date" shall mean December 31, 1998 and the "Final Conversion Date" shall mean December 31, 1999, provided that, in either such case, if earlier to occur, each of the First Conversion Date and the Final Conversion Date shall mean (i) the date when the Bank has made advances hereunder which, in the aggregate, equal the entire face amount of this Note, or (ii) the date when the Bank receives written notice from the Borrower (which notice shall be irrevocable) in which the Borrower shall state that it does not intend to request further advances hereunder, and shall acknowledge that the Bank shall have no obligation to make further advances hereunder; or such later date as may be designated by the Bank by written notice to the Borrower. A request for advance made by telephone must be promptly confirmed in writing by such method as the Bank may require. The Borrower authorizes the Bank to accept telephonic requests for advances, and the Bank shall be entitled to rely upon the authority of any person providing such instructions. The Borrower hereby indemnifies and holds the Bank harmless from and against any and all damages, losses, liabilities, costs and expenses (including reasonable attorneys' fees and expenses) which may arise or be created by the acceptance of such telephone requests or making such advances. The Bank will enter on its books and records, which entry when made will be presumed correct, the date and amount of each advance, as well as the date and amount of each payment made by the Borrower.

         (b) All loan advances hereunder shall: (i) be used by Borrower exclusively for the purpose of purchasing equipment for use by Borrower in the ordinary course of its business and (ii) be in an amount not to exceed 90% of the cost to Borrower of the equipment for which the advance is made. If requested by Bank, Borrower shall, as a condition to any advance, provide Bank with a copy of the invoice for the equipment for which such advance is requested.

         (c) The Bank shall not be required to make any advance hereunder if an Event of Default or an event which with the giving of any required notice and/or the lapse of any grace period would become an Event of Default has occurred and is continuing.

2. Rate of Interest. Principal outstanding under this Note (including after conversion to a term loan) will bear interest at a rate per annum equal to the sum of (A) the Euro-Rate plus (B) one hundred fifty (150) basis points per annum, for the applicable Euro-Rate Interest Period in an amount equal to the principal and having a comparable maturity as determined below.

For the purpose hereof, the following terms shall have the following meanings:

         "Business Day" shall mean (i) any day other than a Saturday or Sunday or a legal holiday on which commercial banks are authorized or required to be closed for business in Philadelphia, Pennsylvania and
         (ii) with respect to matters relating to the Contractual Currency (as defined below), (a) a day on which banks are open for dealings in deposits in the Contractual Currency in the applicable interbank market and (b) a day on which commercial banks are open for business in the principal financial center of the country in which such advances or payments are to be made or received.
 .
         "Euro-Rate" shall mean, with respect to any principal to which the Euro-Rate based rate applies for the applicable Euro-Rate Interest Period, the interest rate per annum determined by the Bank by dividing (the resulting quotient rounded upwards, if necessary, to the nearest 1/100th of 1% per annum) (i) the rate of interest determined by the Bank in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the deutsche mark eurodollar rate two (2) Business Days prior to the first day of such Euro-Rate Interest Period for an amount comparable to such principal and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage.

         "Euro-Rate Interest Period" shall mean the period of one (1), two (2) or three (3) months selected by the Borrower commencing on the date of disbursement of an advance and each successive period selected by the Borrower thereafter; provided, that if a Euro-Rate Interest Period would end on a day which is not a Business Day, it shall end on the next succeeding Business Day, unless such day falls in the succeeding calendar month in which case the Euro-Rate Interest Period shall end on the next preceding Business Day. In no event shall any Euro-Rate Interest Period end on a day after the Maturity Date (as defined below).

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

The Euro-Rate shall be adjusted with respect to any principal to which the Euro-Rate based rate applies on the effective date of any change in the Euro-Rate Reserve Percentage as of such effective date. The Bank shall give prompt notice to the Borrower of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive absent manifest error.

If the Bank determines (which determination shall be final and conclusive) that, by reason of circumstances affecting the eurodollar market generally, deposits in deutsche marks (in the applicable amounts) are not being offered to banks in the eurodollar market for the selected term, or adequate means do not exist for ascertaining the Euro-Rate, then the Bank shall give notice thereof to the Borrower. Thereafter, until the Bank notifies the Borrower that the circumstances giving rise to such suspension no longer exist, (a) the availability of the Euro-Rate based rate shall be suspended, and (b) the interest rate for all principal then bearing interest based on the Euro-Rate shall be converted at the expiration of the then current Euro-Rate Interest Period(s) to a per annum rate equal to one (1) percentage point below the Bank's Prime Rate (meaning the rate in effect from time to time at Bank as its "Prime Rate"), as such rate may vary from time to time (herein, the "Base Rate").

In addition, if, after the date of this Note, the Bank shall determine (which determination shall be final and conclusive) that any enactment, promulgation or adoption of or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by a governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any guideline, request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for the Bank to make or maintain or fund loans at the Euro-Rate based rate, the Bank shall notify the Borrower. Upon receipt of such notice, until the Bank notifies the Borrower that the circumstances giving rise to such determination no longer apply, (a) the availability of the Euro-Rate based rate shall be suspended, and
(b) the interest rate on all advances then bearing interest at the Euro-Rate based rate shall earn interest at the Base Rate either (i) on the last day of the then current Euro-Rate Interest Period(s) if the Bank may lawfully continue to maintain principal at the Euro-Rate based rate to such day, or (ii) immediately if the Bank may not lawfully continue to maintain principal at the Euro-Rate based rate.

The foregoing notwithstanding, it is understood that the Borrower may select no more than five (5) different Euro-Rate Interest Periods to apply simultaneously. Interest will be calculated on the basis of a year of 360 days for the actual number of days in each interest period. In no event will the rate of interest hereunder exceed the maximum rate allowed by law.

3. Payment Terms. Prior to each Conversion Date, interest only shall be due and payable commencing on May 1,1998, and continuing on the first day of each month thereafter until the applicable Conversion Date, when all accrued interest on the principal being converted shall be due and payable. From and after each Conversion Date, the principal amount converted on such Conversion Date shall be due and payable in 54 equal consecutive monthly installments, each of which shall be in an amount determined by dividing the outstanding principal amount hereunder on the applicable Conversion Date by 54, commencing on the first day of the month following the month in which the Conversion Date occurs, and continuing on the first day of each of the next 52 months thereafter, with a final installment equal to the remaining outstanding principal balance thereof due on the first day of the fifty-fourth (54th) month next following the month in which the applicable Conversion Date occurred. Interest shall be payable at the same times as the principal payments.

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

All payments made hereunder, whether principal, interest or other amounts due, shall be due and payable in deutsche marks, except as may be otherwise expressly set forth herein to the contrary.

4. Late Payments; Default Rate. If the Borrower fails to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Note within ten (10) calendar days of the date due and payable, the Borrower also shall pay to the Bank a late charge equal to five percent (5%) of the amount of such payment. Such ten (10) day period shall not be construed in any way to extend the due date of any such payment. The late charge is imposed for the purpose of defraying the Bank's expenses incident to the handling of delinquent payments and is in addition to, and not in lieu of, the exercise by the Bank of any rights and remedies hereunder, under the other Loan Documents or under applicable laws, and any fees and expenses of any agents or attorneys which the Bank may employ. Upon maturity, whether by acceleration, demand or otherwise, and at the option of the Bank upon the occurrence of any Event of Default (as hereinafter defined) and during the continuance thereof, this Note shall bear interest at a rate per annum (based on a year of 360 days and actual days elapsed) which shall be two (2) percentage points in excess of the interest rate per annum at which one (1) day deposits (or if such amount remains unpaid for more than three (3) business days, then for such other period of time as the Bank may elect) in deutsche marks in the amount of such overdue payment are offered by major banks in the appropriate market. If at any time such deposits are not offered then the Borrower shall pay interest on such amount at a rate per annum equal to one (1) percentage point above the Prime Rate (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Note, and any judgment entered hereon shall earn interest at the Default Rate.

5. Prepayment.

         (a) Euro-Rate Loans. If the Borrower elects or is required pursuant to the terms hereof to prepay all or any part of the principal hereof which bears interest at the Euro-Rate based rate on other than the last day of the applicable interest period, the Borrower shall also pay to the Bank, on demand therefor, the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a) the difference between
(i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus (ii) the yield on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years, from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note.

         (b) Mandatory Prepayment. On (i) each date on which a loan advance is to be made hereunder and prior to making the same and (ii) each date on which an Euro-Rate Interest Period is to commence pursuant hereto and prior to giving effect thereto, the Bank will determine, using any customary and reasonable means, the U.S. dollar equivalent on such date of the principal outstanding hereunder prior to making such advance or effecting such Euro-Rate. If the U.S. dollar equivalent of the principal hereof is, or would be upon the making of the requested loan advance or effecting such Euro-Rate based rate, in excess of the U.S. Dollar Commitment, the Bank may, by notice to the Borrower, require Borrower to immediately prepay the principal hereof to the extent of such excess. As used herein, "U.S. Dollar Commitment" means $1,500,000.

         (c) Indemnification. In addition, the Borrower hereby agrees to indemnify the Bank, upon demand therefor, against any liabilities, losses or expenses which the Bank sustains or incurs as a consequence of the Borrower's prepayment of the principal hereof on a day other than the due date therefor including but not limited to any liabilities, losses or expenses sustained or incurred in (i) liquidating or re-deploying any funds denominated in a currency other than U.S. Dollars acquired from third parties to effect, fund or maintain the loan evidenced hereby in German deutsche marks or any part thereof or (ii) assigning, liquidating, terminating, amending or otherwise modifying any currency hedge, swap, forward contract or similar agreement entered into by the Bank in connection with effecting, funding or maintaining the loan evidenced hereby in German deutsche marks, in each case including any loss of margin.

         (d) Application. All prepayments of principal hereof after conversion of such principal to a term loan pursuant hereto shall be applied in the inverse order of maturity.

6. Other Loan Documents. This Note is issued in connection with a certain Amended and Restated Loan Agreement dated November 10, 1995, as amended to date, the terms of which are incorporated herein by reference (the "Loan Documents"), and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note. Notwithstanding anything to the contrary set forth in said Loan Documents, Borrower shall comply with all of the covenants which by the terms thereof are to be complied with by the Borrower so long as any amounts, whether principal, interest, costs or otherwise, are owing by the Borrower to the Bank under the Loan Documents or hereunder. All of Borrower's obligations and liabilities hereunder shall constitute "Obligations" for all purposes of the Loan Documents.

7. Events of Default. The occurrence of any of the following events will be deemed to be an "Event of Default" under this Note: (i) the nonpayment of any principal, interest or other indebtedness under this Note within ten (10) days when due; or (ii) the occurrence of any Event of Default under and as defined in the Loan Documents.

Upon the occurrence of an Event of Default: (a) the Bank shall be under no further obligation to make advances hereunder; and (b) the Bank may exercise from time to time any of the rights and remedies available to the Bank under the Loan Documents or under applicable law.

8.   Right of Setoff.
In addition to all liens upon and rights of setoff against the money, securities or other property of the Borrower given to the Bank by law, upon the occurrence and during the continuance of an Event of Default, the Bank shall have, with respect to the Borrower's obligations to the Bank under this Note and to the extent permitted by law, a contractual possessory security interest in and a contractual right of setoff against, and the Borrower hereby assigns, conveys, delivers, pledges and transfers to the Bank all of the Borrower's right, title and interest in and to, all deposits, moneys, securities and other property of the Borrower now or hereafter in the possession of or on deposit with, or in transit to, the Bank whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to the Borrower. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Bank, although the Bank may enter such setoff on its books and records at a later time.

9. Taxes and Withholding. Any and all payments due hereunder shall be made free and clear of and without deduction for any and all present or future taxes, levies, imports, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) taxes imposed on the Bank's net income, (ii) franchise taxes imposed on the Bank by the jurisdiction under the laws of which the Bank is organized or any political subdivision thereof, and (iii) if applicable, taxes imposed on the Bank's net income, and franchise taxes imposed on the Bank, by the jurisdiction of the Bank's lending office or any political subdivision thereof (all such non-excluded taxes, levies, imports, deductions, charges withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be require by law to deduct any Taxes from or in respect of any sum payable hereunder (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this paragraph) the Bank will receive an amount equal to the sum the Bank would have received had no such deductions been made, (ii) the Borrower agrees to make such deductions and
(iii) the Borrower agrees to pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law. In addition, Borrower agrees to pay any present or future stamp or document taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Note (hereinafter referred to as "Other Taxes"). Within thirty (30) days of any payment of Taxes, the Borrower hereby agrees to furnish to the Bank the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this paragraph) paid by the Bank or any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted, within thirty (30) days of the Bank's request therefor. Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this paragraph shall survive the payment in full of the amounts outstanding hereunder.

10.  Special Provisions Regarding Exchange Rates.

         (a) The specification herein that payment be made in deutsche marks at the location or locations designated by the Bank from time to time, is of the essence hereof. If payment is not made in deutsche marks (the "Contractual Currency") or if any court or tribunal shall render a judgment or order for the payment of amounts due hereunder or under any other Loan Document (to the extent applicable to the loan evidenced hereby) and such judgment is expressed in a currency other than the Contractual Currency, the Borrower shall indemnify and hold the Bank harmless against any deficiency in terms of the amount received by the Bank arising or resulting from any variation as between (i) the rate of exchange at which the Contractual Currency is converted into the currency actually received or the currency in which the judgment is expressed (the "Received Currency") and (ii) the rate of exchange at which the Bank would, in accordance with normal banking procedures, be able to purchase the Contractual Currency with the Received Currency by the Bank on the Business Day following receipt of the Received Currency. If the court or tribunal has fixed the date on which the rate of exchange is determined for the conversion of the judgment currency into the Contractual Currency (the "Currency Conversion Date") and if there is a change in the rate of exchange prevailing between the Currency Conversion Date and the date of receipt by the Bank, then the Borrower will, notwithstanding such judgment or order, pay such additional amount as may be necessary to ensure that the amount paid in the Received Currency when converted at the rate of exchange prevailing on the date of receipt will produce the amount then due to the Bank from the Borrower hereunder in the Contractual Currency.

         (b) If the Borrower shall wind up, liquidate, dissolve or become bankrupt while there remains outstanding (i) any amounts owing to the Bank hereunder or under any other Loan Document (to the extent applicable to the loan evidenced hereby) , (ii) any damages owing to the Bank in respect of a breach of any of the terms hereof or (iii) any judgment or order rendered in respect of such amounts or damages, the Borrower shall indemnify and hold the Bank harmless against any deficiency in terms of the Contractual Currency in the amounts received by the Bank arising or resulting from any variation as between (i) the rate of exchange at which the Contractual Currency is converted into another currency (the "Liquidation Currency") for purposes of such winding-up, liquidation, dissolution or bankruptcy with regard to the amount in the Contractual Currency due or contingently due hereunder or under any other Loan Document (to the extent applicable to the loan evidence hereby) or under any judgment or order into which the relevant obligations hereunder or under any other Loan Document (to the extent applicable to the loan evidence hereby) shall have been merged and (ii) the rate of exchange at which the Bank could, in accordance with normal banking procedures, be able to purchase the Contractual Currency with the Liquidation Currency at the earlier of (A) the date of payment of such amounts or damages and (B) the final date or dates for the filing of proofs of a claim in a winding-up, liquidation, dissolution or bankruptcy. As used in the preceding sentence, the "final date" or dates for the filing of proofs of a claim in a winding-up, liquidation, dissolution or bankruptcy shall be the date fixed by the liquidator or other appropriate person or otherwise applicable under the applicable law as being the last practicable date as of which the liabilities of the Borrower may be ascertained for such winding-up, liquidation, dissolution or bankruptcy before payment by the liquidator or other appropriate person in respect thereof.

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

         (e) The indemnities provided by this Section 10 shall constitute obligations of the Borrower separate and independent from its other obligations hereunder and under the other Loan Documents, shall give rise to separate and independent causes of action against the Borrower, shall apply irrespective of any indulgence granted by the Bank from time to time and shall continue in full force and effect notwithstanding any judgment or order or the filing of any proofs of claim in the winding-up, liquidation, dissolution or bankruptcy of the Borrower for a liquidated sum in respect of other amounts due hereunder or under any other Loan Document or any damages owing to the Bank in respect of any breach of the terms hereof or of any other Loan Document or any judgment rendered in respect of such amounts or damages.

11.       Special Provisions

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

12.      European Monetary Union.

         (a) If, as a result of the implementation of European monetary union,
(i) deutsche marks ceases to be lawful currency of the Republic of Germany and is replaced by a European common currency (the "Euro") or (ii) deutsche marks and the Euro are at the same time recognized by the central bank of the Republic of Germany as lawful currency of such nation and the Bank shall so request in a notice delivered to the Borrower, then any amount payable hereunder by any party hereto shall instead be payable in the Euro and the amount so payable shall be determined by translating the amount payable in deutsche marks to the Euro at the exchange rate recognized by the European Central Bank for the purpose of implementing European monetary union. Prior to the occurrence of the event or events described in clause (i) or (ii) of the preceding sentence, each amount payable hereunder in deutsche marks, except as otherwise provided herein, shall continue to be payable only in deutsche marks.

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

13. Miscellaneous. No delay or omission of the Bank to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power, nor shall the Bank's action or inaction impair any such right or power. The Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Bank in the enforcement of its rights in this Note and in any security therefor, including without limitation reasonable fees and expenses of the Bank's counsel. If any provision of this Note is found to be invalid by a court, all the other provisions of this Note will remain in full force and effect. The Borrower and all other makers and indorsers of this Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. The Borrower also waives all defenses based on suretyship or impairment of collateral. If this Note is executed by more than one Borrower, the obligations of such persons or entities hereunder will be joint and several. This Note shall bind the Borrower and its heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Bank and its successors and assigns.

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

14. WAIVER OF JURY TRIAL. THE BORROWER IRREVOCABLY WAIVES ANY ALL RIGHTS THE BORROWER MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS NOTE, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS NOTE OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE BORROWER ACKNOWLEDGES THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

The Borrower acknowledges that it has read and understood all the provisions of this Note, including the confession of judgment and waiver of jury trial, and has been advised by counsel as necessary or appropriate.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

                          METROLOGIC INSTRUMENTS, INC.

Attest:  /s/ George Daulerio Jr.        By:    /s/ C. H. Knowles

Print Name:  George J. Daulerio Jr.     Print Name:  C.H.Knowles

Title:  Financial Controller            Title:  President