Form 10-Q
period 1998-06-30
METROLOGIC INSTRUMENTS INC
filed 1998-08-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 11, 1998 there were 5,400,290 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets -
                    June 30, 1998 and December 31, 1997                   3

                    Condensed Consolidated Statements of Operations -
                    Three and Six Months Ended June 30, 1998 and
                    June 30, 1997                                         4

                    Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1998 and
                    June 30, 1997                                         5

                    Notes to Condensed Consolidated Financial Statements  6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                           12

Part II - Other Information

         Item 1.  Legal Proceedings                                       12
         Item 2.  Changes in Securities and Use of Proceeds               12
         Item 3.  Defaults upon Senior Securities                         12
         Item 4.  Submission of Matters to a Vote of Security Holders     13
         Item 5.  Other Information                                       13
         Item 6.  Exhibits and Reports on Form 8-K                        13

Exhibit Index

                  Financial Data Schedule                                 16

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                 June 30,          December 31,
                                                  1998                 1997
                                                --------             --------
Assets                                         (unaudited)
     Current assets:
        Cash and cash equivalents               $ 11,148             $ 13,096
        Accounts receivable,  net of allowance
            of $426 and $408 in 1998 and 1997,
            respectively                          12,398                9,249
        Inventory                                  6,926                4,684
        Deferred income taxes                      1,629                1,698
        Other current assets                         951                  604
                                                --------              -------

     Total current assets                         33,052               29,331

     Property,  plant and equipment, net           5,187                4,625
     Patents and trademarks,  net of
        amortization of $545 and $511 in 1998
        and 1997,  respectively                    1,288                1,254
     Holographic technology,  net of
        amortization of $200 and $154 in 1998
        and 1997, respectively                       723                  734
     Deferred income taxes                           323                  414
     Advance license fee                           1,824                1,882
     Security deposits and other assets            1,193                  218
                                                --------             --------
     Total assets                               $ 43,590             $ 38,458
                                                ========             ========

Liabilities and shareholders' equity
     Current liabilities:
        Current portion of notes payable        $    620             $    543
        Accounts payable                           3,551                2,859
        Accrued expenses                           8,434                6,505
        Accrued legal settlement                     795                  825
                                                --------             --------

     Total current liabilities                    13,400               10,732

     Notes payable,  net of current portion        1,784                1,496
     Deferred income taxes, net of
      current portion                                600                  524
     Accrued legal settlement                        389                  805

     Shareholders' equity:
        Preferred stock,  $0.01 par value:
            500,000 shares authorized;
            none issued                                -                    -
        Common stock,  $0.01 par value:
            10,000,000 shares authorized;
            5,398,652 and 5,369,090 shares
            issued and outstanding in 1998
            and 1997,  respectively                   54                   54
        Additional paid-in capital                16,840               16,389
        Retained earnings                         10,645                8,576
        Deferred compensation                          -                   (2)
        Accumulated other comprehensive loss        (122)                (116)
                                                --------              -------

        Total shareholders' equity                27,417               24,901
                                                --------              -------

     Total liabilities and shareholders'
          equity                                $ 43,590             $ 38,458
                                                ========             ========

                            See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                  1998       1997       1998        1997
                                    (Unaudited)            (Unaudited)

Sales                           $16,069   $13,157     $31,296     $25,919
Cost of sales                     9,619     8,438      18,986      16,405

Gross profit                      6,450     4,719      12,310       9,514

Selling, general and
 administrative expenses          3,834     2,753       7,177       5,681
Research and development
 expenses                         1,045       814       2,159       1,622

Operating income                  1,571     1,152       2,974       2,211

Other (expenses) income
 Interest income                    122       111         259         203
 Interest expense                   (42)      (59)        (80)       (101)
 Foreign currency transaction
   (loss) gain                      (36)      (76)         21        (241)
 Other income (loss) expenses,
   net                               26         2          60          (1)

 Total other (expenses) income       70       (22)        260        (140)

Income before provision for
 income taxes                     1,641     1,130       3,234       2,071
Provision for income taxes          591       430       1,164         787

Net income                      $ 1,050     $ 700     $ 2,070     $ 1,284

Basic earnings per share

  Weighted average shares
   outstanding                5,391,408 5,317,690   5,381,517   5,304,731

  Basic earnings per share       $ 0.19     $0.13     $  0.38     $  0.24

Diluted earnings per share
  Weighted average shares
   outstanding                5,391,408 5,317,690   5,381,517   5,304,731
  Net effect of dilutive
   securities                   185,298   156,335     177,321     145,755

  Total shares outstanding
    used in computing diluted
    earnings per share        5,576,706 5,474,025   5,558,838   5,450,485

  Diluted earnings per share     $ 0.19     $0.13     $  0.37     $  0.24


                    See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                     1998               1997
                                                           (Unaudited)
Operating activities

Net cash used in operating
  activities                                       $   (565)           $  (107)

Investing activities

Purchase of property,  plant and equipment           (1,338)              (331)
Proceeds from sale of property                           65                  -
Patents and trademarks                                  (69)              (209)
Advance license fee                                    (125)              (250)
Other intangibles                                      (559)                 -
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired                     (35)               (24)
                                                    -------            -------
Net cash used in investing activities                (2,061)              (814)

Financing activities

Proceeds from issuance of notes payable            $    534            $     -
Proceeds from exercise of stock options and
     employee stock purchase plan                       327                868
Principal payments on notes payable                    (142)              (112)
Payments of amounts due to former officer                 -                (84)
Capital lease payments                                  (41)              (117)
                                                    -------            -------
Net cash provided by (used in) financing activities     678                555

Effect of exchange rates on cash                          -                 22
                                                    -------            -------
Net decrease in cash and cash equivalents            (1,948)              (344)
Cash and cash equivalents at beginning of period     13,096             10,358
                                                    -------            -------
Cash and cash equivalents at end of period         $ 11,148            $10,014
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $     73            $    67

     Cash paid for income taxes                    $    233            $    53

     Capital lease obligations incurred            $      -            $    67

     Tax benefit from stock options                $    125            $     -

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

3.       Inventory

         Inventory consists of the following:
                                         June 30,         December 31,
                                           1998                1997

                    Raw materials        $ 3,006              $ 2,542
                    Work-in-process        2,351                1,590
                    Finished goods         1,569                  552
                                         -------              -------
                                         $ 6,926              $ 4,684
                                         =======              =======


4.       Comprehensive Income

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

Total comprehensive income amounted to $1,144 and $595, in the three months ended June 30, 1998 and 1997, respectively, and $2,064 and $900 in the six months ended June 30, 1998 and 1997, respectively.


5.       Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1997 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 1998 and June 30, 1997 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 85 foreign countries.

         Since 1997, the Company has been exposed to overall unfavorable foreign currency fluctuations due to the reduction in the value of the German mark against the U.S. dollar. The Company's German subsidiary accounted for approximately 43.1% and 44.1%, respectively, of the Company's consolidated sales for the three and six months ended June 30, 1998. Substantially all of the German subsidiary's products are manufactured at the Company's U.S. facility. Therefore, the subsidiary's product manufacturing costs, which represent approximately 80.0% and 78.1% respectively, of the subsidiary's total operating costs for the three and six months ended June 30, 1998, are incurred by the Company in U.S. dollars. As a result, the subsidiary's sales are significantly affected by fluctuations between the German mark and the U.S. dollar, however, there is minimal offsetting effect in the product costs of the subsidiary. Accordingly, the Company's consolidated operating profit is significantly affected by changes in the exchange rate between the German mark and U.S. dollar. (See "Liquidity and Capital Resources" for a discussion of the Company's derivative financial instruments utilized to mitigate such exposure.)

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997 (amounts in thousands except per share information)

         Sales increased 22.1% to $16,069 in the three months ended June 30, 1998 from $13,157 in the three months ended June 30, 1997, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, an increase in sales of the Company's HoloTrak(TM) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1998 was offset by lower average unit selling prices on POS products, compared to the corresponding period in 1997, and also reflected unfavorable foreign exchange fluctuations. The reduction in the value of the German mark against the U.S. dollar, as compared to the corresponding period in 1997, negatively affected the recorded U.S. dollar value of the Company's German subsidiary's sales by approximately 4.2% or $301 in the three months ended June 30, 1998.

         International sales accounted for $9,966 (62.0% of total sales) in the three months ended June 30, 1998 and $8,314 (63.2% of total sales) in the three months ended June 30, 1997. One customer accounted for 5.5% of the Company's revenues in the three months ended June 30, 1998. One customer accounted for 7.3% of the Company's revenues in the three months ended June 30, 1997.

         Cost of sales increased 14.0% to $9,619 in the three months ended June 30, 1998 from $8,438 in the three months ended June 30, 1997, and cost of sales as a percentage of sales decreased to 59.9% from 64.1%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which traditionally yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's products as noted above. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations as compared to the corresponding period in 1997, cost of sales as a percentage of sales would have been 58.8% for the three months ended June 30, 1998.

         Selling, general and administrative ("SG&A") expenses increased 39.3% to $3,834 in the three months ended June 30, 1998 from $2,753 in the three months ended June 30, 1997 and increased as a percentage of sales to 23.9% from 20.9%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(TM), a business partner program that markets and promotes the Company's products. SG&A expenses in the three months ended June 30, 1998 were positively affected by reductions in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997. The positive impact of the reduced value of the German mark relative to the U.S. dollar on the Company's consolidated SG&A expenses was approximately 1.4% or $53 in the three months ended June 30, 1998.

         Research and development ("R&D") expenses increased 28.4% to $1,045 in the three months ended June 30, 1998 from $814 in the three months ended June 30, 1997, and increased as a percentage of sales to 6.5% from 6.2%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(TM), a six-sided holographic scanner tunnel system.

         Operating income increased 36.4% to $1,571 in the three months ended June 30, 1998 from $1,152 in the three months ended June 30, 1997, and operating income as a percentage of sales increased to 9.8% from 8.8%.

         Other income/expenses reflect net other income of $70 in the three months ended June 30, 1998 compared to net other expenses of $22 in the corresponding period in 1997. Net other income for the three months ended June 30, 1998 reflects higher interest income and other miscellaneous income and lower interest expenses and foreign currency transaction losses, compared to the corresponding period in 1997.

         Net income increased 50.0% to $1,050 in the three months ended June 30, 1998 from $700 in the three months ended June 30, 1997. Net income reflects a 36% effective income tax rate for the three months ended June 30, 1998 compared to 38% for the corresponding period in 1997. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Further, the Company utilized net operating loss carryforwards on certain of its foreign subsidiaries in the three months ended June 30, 1998. The reduction in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997 negatively affected diluted earnings per share by approximately $.02 per share.

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997 (amounts in thousands except per share information)

         Sales increased 20.7% to $31,296 in the six months ended June 30, 1998 from $25,919 in the six months ended June 30, 1997, principally as a result of the continued increase in market acceptance of the Company's POS products, an increase in sales of the Company's HoloTrak(TM) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1998 was offset by lower average unit selling prices on its POS products, compared to the corresponding period in 1997, and reflected unfavorable foreign exchange fluctuations. The reduction in the value of the German mark against the U.S. dollar, as compared to the corresponding period in 1997, negatively affected the recorded U.S. dollar value of the Company's German subsidiary's sales by approximately 6.5% or $957 in the six months ended June 30, 1998.

         International sales accounted for $19,117 (61.1% of total sales) in the six months ended June 30, 1998 and $16,541 (63.8% of total sales) in the six months ended June 30, 1997. Two customers accounted for 5.2% and 5.1%, respectively, of the Company's revenues in the six months ended June 30, 1998. One customer accounted for 6.5% of the Company's revenues in the six months ended June 30, 1997.

         Cost of sales increased 15.7% to $18,986 in the six months ended June 30, 1998 from $16,405 in the six months ended June 30, 1997, and cost of sales as a percentage of sales decreased to 60.7% from 63.3%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which traditionally yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's products as noted above. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations as compared to the corresponding period in 1997, cost of sales as a percentage of sales would have been 58.9% for the six months ended June 30, 1998.

         SG&A expenses increased 26.3% to $7,177 in the six months ended June 30, 1998 from $5,681 in the six months ended June 30, 1997 and increased as a percentage of sales to 22.9% from 21.9%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(TM) SG&A expenses in the six months ended June 30, 1998 were positively affected by reductions in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997. The positive impact of the reduced value of the German mark relative to the U.S. dollar on the Company's consolidated SG&A expenses was approximately 3.5% or $257 in the six months ended June 30, 1998.

         R&D expenses increased 33.1% to $2,159 in the six months ended June 30, 1998 from $1,622 in the six months ended June 30, 1997, and increased as a percentage of sales to 6.9% from 6.3%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(TM), a six-sided holographic scanner tunnel system.

         Operating income increased 34.5% to $2,974 in the six months ended June 30, 1998 from $2,211 in the six months ended June 30, 1997, and operating income as a percentage of sales increased to 9.5% from 8.5%.

         Other income/expenses reflect net other income of $260 in the six months ended June 30, 1998 compared to net other expenses of $140 in the corresponding period in 1997. Net other income for the six months ended June 30, 1998 reflects higher interest income and other miscellaneous income, lower interest expenses, and higher net foreign currency transaction gains compared to the corresponding period in 1997.

         Net income increased 61.2% to $2,070 in the six months ended June 30, 1998 from $1,284 in the six months ended June 30, 1997. Net income reflects a 36% effective income tax rate for the six months ended June 30, 1998 compared to 38% for the corresponding period in 1997. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Further, the Company utilized net operating loss carryforwards on certain of its foreign subsidiaries in the six months ended June 30, 1998. The reduction in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997 negatively affected diluted earnings per share by approximately $.08 per share.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased approximately 5.6% to $19,652 as of June 30, 1998 from $18,599 as of December 31, 1997.

         The Company's operating activities used net cash of $565 compared with $107 for the six months ended June 30, 1998 and 1997, respectively. Net cash used in operating activities for the six months ended June 30, 1998 resulted primarily from increases in accounts receivable and inventory, offset by increases in accrued expenses and accounts payable.

         The Company's total deferred income tax asset (current and long-term) of $1,952 and deferred tax liability of $600 are based upon cumulative temporary differences as of June 30, 1998, which provide approximately $3,267 of future income tax deductions against future taxable income. The deferred tax asset arises primarily from recording the December 1993 settlement of a patent lawsuit as an expense for accounting purposes prior to receiving the related tax benefit. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of June 30, 1998, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1999.

         The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of June 30, 1998, no amounts were outstanding under this revolving credit facility. In April 1998, the Company entered into a convertible line of credit with its primary bank, denominated in German marks, in an amount not to exceed $1,500, for the purchase of fixed assets. As of June 30, 1998, approximately $528 was outstanding under this line of credit. The Company is currently making interest only payments on the line of credit until December 31, 1998, at which time amounts outstanding under this line will convert to a term note, payable over a 54 month period.

         The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) the Company's office and manufacturing facility currently being leased from the Company's principal stockholder, Chairman, President, and CEO, and his spouse, the Company's Vice President, Administration and Treasurer, or other additional manufacturing facilities; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Potential capital expenditures amount to approximately $7,000. The purchase of the Company's office and manufacturing facility could potentially save the Company approximately $200 annually of rent expenses, net of depreciation and interest expenses. The Company expects to finance such potential expenditures with a combination of term notes, operating and capital leases, and mortgages.

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

Impact of Year 2000

         The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company has been evaluating its year 2000 readiness and taking corrective action where necessary. The scope of the Year 2000 readiness effort includes
(i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, facilities and utilities, and the Company's products with date-sensitivity; and (iii) readiness of key third parties, including suppliers and customers. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company operations.

         The Company's current management information systems ("MIS") are not year 2000 compliant. The Company is currently in the process of replacing its current MIS system with a new, Year 2000 compliant, fully integrated MIS system for itself and its subsidiaries. The total cost of the new MIS system is estimated to be approximately $1,400, which includes external resource costs, a substantial portion of which will be capitalized. The new MIS system is estimated to be implemented in the Company's U.S. operations in February 1999 and its international operations by June 1999, which is prior to any anticipated impact on its operating systems.

         The Company is in contact with key suppliers to assure no interruption in the relationship between the Company and these important third parties from the year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on company operations. The Company believes that its actions with key suppliers and customers will minimize these risks.

         The Company's current estimates of the amount of time and costs necessary to resolve Year 2000 issues are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

         Not applicable.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 25, 1998. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

         (1) The vote of the Common Shareholders for the election of William Rulon-Miller as a director to serve a three-year term ending in 2001 was as follows:

                              No. of Votes For       Name
                                 5,313,029           William Rulon-Miller

         (2) The vote of the Common Shareholders for the appointment of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 1998 was as follows:

                  5,312,679  For     600   Against      567   Abstain
                  ---------          ---                ---

                  The directors of the Company whose terms continue after the Annual Meeting of Shareholders referenced above are C. Harry Knowles, Janet H. Knowles, and Stanton L. Meltzer.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                           Exhibit Number

                                    27      Financial Data Schedule.

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                          METROLOGIC INSTRUMENTS, INC.



Date: August 14, 1998                     By:/s/ C. Harry Knowles
      ------------                        -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 1998                     By:/s/Thomas E. Mills  IV
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


Exhibit No. 27

                Financial Data Schedule