Form 10-Q
period 1998-09-30
METROLOGIC INSTRUMENTS INC
filed 1998-11-13
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

 (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 9, 1998 there were 5,405,177 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX
                                                              Page
                                                               No.
Part I - Financial Information
Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets -
  September 30, 1998 and December 31, 1997                      3

  Condensed Consolidated Statements of Operations -
  Three and Nine Months ended September 30, 1998 and
  September 30, 1997                                            4

  Condensed Consolidated Statements of Cash Flows -
  Nine Months ended September 30, 1998 and
  September 30, 1997                                             5

  Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8
Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                           12

Part II - Other Information

Item 1. Legal Proceedings                                       13
Item 2. Changes in Securities and Use of Proceeds               13
Item 3. Defaults upon Senior Securities                         13
Item 4. Submission of Matters to a Vote of Security Holders     13
Item 5. Other Information                                       13
Item 6. Exhibits and Reports on Form 8-K                        13

Exhibit Index
                Financial Data Schedule                         16

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                   (amounts in thousands except share data)


                                                 September 30,    December 31,
Assets                                                1998            1997
                                                  (unaudited)
  Current assets:
        Cash and cash equivalents                  $  9,692          $13,096
        Accounts receivable, net of allowance
          of $460 and $408 in 1998 and 1997,
          respectively                               14,685            9,249
        Inventory                                     7,023            4,684
        Deferred income taxes                         1,593            1,698
        Other current assets                            710              604

  Total current assets                               33,703           29,331

  Property, plant and equipment, net                  5,756            4,625
  Patents and trademarks, net of amortization
        of $573 and $511 in 1998 and 1997,
        respectively                                  1,551            1,254
  Holographic technology, net of amortization
        of $224 and $154 in 1998 and 1997,
        respectively                                    709              734
  Deferred income taxes                                 227              414
  Advance license fee                                 1,794            1,882
  Security deposits and other assets                  1,167              218

  Total assets                                      $44,907          $38,458

Liabilities and shareholders' equity

  Current liabilities:
        Current portion of notes payable            $   784          $   543
        Accounts payable                              3,183            2,859
        Accrued expenses                              8,636            6,505
        Accrued legal settlement                        850              825

  Total current liabilities                          13,453           10,732

  Notes payable, net of current portion               2,205            1,496
  Deferred income taxes, net of current portion         539              524
  Accrued legal settlement                               93              805

  Shareholders' equity:
        Preferred stock, $0.01 par value: 500,000
                shares authorized; none issued            -                -
        Common stock, $0.01 par value: 10,000,000
                shares authorized; 5,402,105 and
                5,369,090 shares issued and
                outstanding in 1998 and 1997,
                respectively                             54               54
        Additional paid-in capital                   16,872           16,389
        Retained earnings                            11,839            8,576
        Deferred compensation                             -               (2)
        Accumulated other comprehensive (loss)
          income                                       (148)            (116)

        Total shareholders' equity                   28,617           24,901

  Total liabilities and shareholders' equity        $44,907          $38,458


                            See accompanying notes.

                         Metrologic Instruments, Inc.
                    Condensed Consolidated Statements of Operations
            (amounts in thousands except share and per share data)

                                     Three Months Ended     Nine Months Ended
                                       September 30,           September 30,
                                     1998         1997       1998        1997
                                       (unaudited)              (unaudited)

Sales                            $   17,001  $   13,047  $   48,297  $   38,966
Cost of Sales                        10,180       8,134      29,166      24,539

Gross Profit                          6,821       4,913      19,131      14,427

Selling, general and
  administrative expenses             4,143       2,980      11,320       8,661
Research and development
  expenses                              956         828       3,115       2,450

Operating income                      1,722       1,105       4,696       3,316

Other (expense) income
        Interest income                 126         115         386         318
        Interest expense                (45)        (42)       (123)       (144)
        Foreign currency transaction
         gain (loss)                     63        (167)         83        (408)
        Other income (loss), net         (1)         (5)         57          (5)

Total other income (expenses)           143         (99)        403        (239)

Income before provision for
 income taxes                         1,865       1,006       5,099       3,077

Provision for income taxes              671         382       1,835       1,169

Net income                       $    1,194  $      624  $    3,264  $    1,908

Basic earnings per share

        Weighted average shares
         outstanding              5,399,642   5,351,623   5,387,559   5,320,362

        Basic earnings per share $     0.22  $     0.12  $     0.61  $     0.36

Diluted earnings per share

        Weighted average shares
         outstanding              5,399,642   5,351,623   5,387,559   5,320,362
        Net effect of dilutive
         securities                  99,732     101,076     151,457     130,861

        Total shares outstanding
         used in computing diluted
         earnings per share       5,499,374   5,452,699   5,539,016   5,451,223

        Diluted earnings per
         share                   $     0.22  $     0.11  $     0.59  $     0.35


                            See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                         1998         1997
                                                            (unaudited)
Operating activities

Net cash (used in) provided by operating activities   $ (1,072)    $  1,656

Investing activities

Purchase of property, plant and equipment               (2,184)        (315)
Proceeds from sale of property                              65            -
Patents and trademarks                                    (359)        (283)
Advance license fee                                          -         (375)
Other intangibles                                         (559)           -
Purchase of Holoscan, Inc. and holographic
  technology, net of cash acquired                         (45)         (34)

Net cash used in investing activities                   (3,082)      (1,007)

Financing activities

Proceeds from issuance of notes payable                  1,371            -
Principal payments on notes payable                       (375)        (238)
Proceeds from exercise of stock options and
  employee stock purchase plan                             353          958
Payments of amounts due to former officer                    -          (84)
Capital lease payments                                    (123)        (188)

Net cash provided by financing activities                1,226          448

Effect of exchange rates on cash                          (476)        (135)

Net (decrease) increase in cash and cash equivalents    (3,404)         962
Cash and cash equivalents at beginning of period        13,096       10,358

Cash and cash equivalents at end of period             $ 9,692     $ 11,320

Supplemental Disclosure

        Cash paid for interest                         $   139     $    149
        Cash paid for income taxes                     $   607     $     69
        Capital lease obligations incurred             $     -     $    210
        Tax benefit from stock options                 $   130     $      -

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

3.      Inventory

        Inventory consists of the following:

                                      September 30,         December 31,
                                          1998                  1997

                      Raw materials      $3,416                $2,542
                      Work-in-process     2,381                 1,590
                      Finished goods      1,226                   552
                                         ------                ------
                                         $7,023                $4,684
                                         ======                ======

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

Total comprehensive income amounted to $1,168 and $617, in the three months ended September 30, 1998 and 1997, respectively, and $3,232 and $1,517 in the nine months ended September 30, 1998 and 1997, respectively.

5.      Impact of Recently Issued Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1997 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1998 and September 30, 1997 are unaudited.

The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 85 foreign countries.

The Company's operating results have been impacted by significant foreign currency fluctuations particularly with respect to the value of the German mark against the U.S. dollar. Changes in the value of the German mark relative to the U.S. dollar positively affected operating results for the three months ended September 30, 1998 and negatively affected operating results for the nine months ended September 30, 1998. The Company's German subsidiary accounted for approximately 36.2% and 41.3%, respectively, of the Company's consolidated sales for the three and nine months ended September 30, 1998. Substantially all of the German subsidiary's products are manufactured at the Company's U.S. facility. Therefore, the subsidiary's product manufacturing costs, which represented approximately 81.7% and 81.3% respectively, of the subsidiary's total operating costs for the three and nine months ended September 30, 1998, were incurred by the Company in U.S. dollars. As a result, the subsidiary's sales are significantly affected by fluctuations between the German mark and the U.S. dollar, however, there is minimal offsetting effect in the product costs of the subsidiary. Accordingly, the Company's consolidated operating profit is significantly affected by changes in the exchange rate between the German mark and U.S. dollar. (See "Liquidity and Capital Resources" for a discussion of the Company's derivative financial instruments utilized to mitigate such exposure.)

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997 (amounts in thousands except per share information)

Sales increased 30.3% to $17,001 in the three months ended September 30, 1998 from $13,047 in the three months ended September 30, 1997, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, an increase in sales of the Company's HoloTrak
(tm) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1998 was offset by lower average unit selling prices on POS products, compared to the corresponding period in 1997. The appreciation in the value of the German mark against the U.S. dollar during the three months ended September 30, 1998, as compared to the corresponding period in 1997, positively affected the recorded U.S. dollar value of the Company's German subsidiary's sales by approximately 3.7% or $227.

International sales accounted for $9,603 (56.5% of total sales) in the three months ended September 30, 1998 and $8,058 (61.8% of total sales) in the three months ended September 30, 1997. Two customers accounted for 6.5% and 5.9%, respectively, of the Company's revenues in the three months ended September
30, 1998. No customer accounted for 5% or more of the Company's revenues in the three months ended September 30, 1997.

Cost of sales increased 25.2% to $10,180 in the three months ended September 30, 1998 from $8,134 in the three months ended September 30, 1997, and cost of sales as a percentage of sales decreased to 59.9% from 62.3%. The decrease in cost of sales as a percentage of sales was due primarily to reduced product costs resulting from engineering enhancements to certain POS products, manufacturing efficiencies and operating leverage that resulted from greater unit volumes, and increased sales of the Company's industrial laser scanners which traditionally yield higher gross profit margins than the Company's POS products, partially offset by lower average unit selling prices on certain of the Company's products as noted above. If sales are adjusted to negate the effect of foreign currency fluctuations as compared to the corresponding period in 1997, cost of sales as a percentage of sales would have been 60.7% for the three months ended September 30, 1998.

Selling, general and administrative ("SG&A") expenses increased 39.0% to $4,143 in the three months ended September 30, 1998 from $2,980 in the three months ended September 30, 1997 and increased as a percentage of sales to 24.4% from 22.8%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(tm), a business partner program that markets and promotes the Company's products.

Research and development ("R&D") expenses increased 15.5% to $956 in the three months ended September 30, 1998 from $828 in the three months ended September 30, 1997, and decreased as a percentage of sales to 5.6% from 6.3%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(tm), a six-sided holographic scanner tunnel system.

Operating income increased 55.8% to $1,722 in the three months ended September 30, 1998 from $1,105 in the three months ended September 30, 1997, and operating income as a percentage of sales increased to 10.1% from 8.5%.

Other income/expenses reflect net other income of $143 in the three months ended September 30, 1998 compared to net other expenses of $99 in the corresponding period in 1997. Net other income for the three months ended September 30, 1998 reflects higher interest income and foreign currency transaction gains, compared to the corresponding period in 1997.

Net income increased 91.3% to $1,194 in the three months ended September 30, 1998 from $624 in the three months ended September 30, 1997. Net income reflects a 36.0% effective income tax rate for the three months ended September 30, 1998 compared to 38.0% for the corresponding period in 1997. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Further, the Company utilized net operating loss carryforwards on certain of its foreign subsidiaries in the three months ended September 30, 1998. The appreciation in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997 positively affected diluted earnings per share by approximately $.03 per share.

Nine Months ended September 30, 1998 Compared with Nine Months ended September 30, 1997 (amounts in thousands except per share information)

Sales increased 23.9% to $48,297 in the nine months ended September 30, 1998 from $38,966 in the nine months ended September 30, 1997, principally as a result of the continued increase in market acceptance of the Company's POS products, an increase in sales of the Company's HoloTrak(tm) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1998 was offset by lower average unit selling prices on its POS products, compared to the corresponding period in 1997, and reflected unfavorable foreign currency exchange fluctuations. The reduction in the value of the German mark against the U.S. dollar during the nine months ended September 30, 1998, as compared to the corresponding period in 1997, negatively affected the recorded U.S. dollar value of the Company's German subsidiary's sales by approximately 3.3% or $668.

International sales accounted for $28,721 (59.5% of total sales) in the nine months ended September 30, 1998 and $24,597 (63.1% of total sales) in the nine months ended September 30, 1997. Two customers accounted for 5.7% and 5.4%, respectively, of the Company's revenues in the nine months ended September 30, 1998. One customer accounted for 5.4% of the Company's revenues in the nine months ended September 30, 1997.

Cost of sales increased 18.9% to $29,166 in the nine months ended September 30, 1998 from $24,539 in the nine months ended September 30, 1997, and cost of sales as a percentage of sales decreased to 60.4% from 63.0%. The decrease in cost of sales as a percentage of sales was due primarily to reduced product costs resulting from engineering enhancements to certain POS products, manufacturing efficiencies and operating leverage that resulted from greater unit volumes, and increased sales of the Company's industrial laser scanners which traditionally yield higher gross profit margins than the Company's POS products, and partially offset by lower average unit selling prices on certain of the Company's products as noted above. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations as compared to the corresponding period in 1997, cost of sales as a percentage of sales would have been 59.6% for the nine months ended September 30, 1998.

SG&A expenses increased 30.7% to $11,320 in the nine months ended September 30, 1998 from $8,661 in the nine months ended September 30, 1997 and increased as a percentage of sales to 23.4% from 22.2%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(tm).

R&D expenses increased 27.1% to $3,115 in the nine months ended September 30, 1998 from $2,450 in the nine months ended September 30, 1997, and increased as a percentage of sales to 6.4% from 6.3%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(tm).

Operating income increased 41.6% to $4,696 in the nine months ended September 30, 1998 from $3,316 in the nine months ended September 30, 1997, and operating income as a percentage of sales increased to 9.7% from 8.5%.

Other income/expenses reflect net other income of $403 in the nine months ended September 30, 1998 compared to net other expenses of $239 in the corresponding period in 1997. Net other income for the nine months ended September 30, 1998 reflects higher interest income and foreign currency transaction gains compared to the corresponding period in 1997.

Net income increased 71.1% to $3,264 in the nine months ended September 30, 1998 from $1,908 in the nine months ended September 30, 1997. Net income reflects a 36.0% effective income tax rate for the nine months ended September 30, 1998 compared to 38.0% for the corresponding period in 1997. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Further, the Company utilized net operating loss carryforwards on certain of its foreign subsidiaries in the nine months ended September 30, 1998. The reduction in the value of the German mark against the U.S. dollar as compared to the corresponding period in 1997 negatively affected diluted earnings per share by approximately $0.04 per share.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital increased approximately 8.9% to $20,250 as of September 30, 1998 from $18,599 as of December 31, 1997.

The Company's operating activities used net cash of $1,072 compared with cash provided of $1,656 for the nine months ended September 30, 1998 and 1997,
respectively.   Net cash used in operating activities for the nine months ended
September 30, 1998 resulted primarily from increases in accounts receivable and inventory, partially offset by increases in accrued expenses and accounts payable.

The Company's total deferred income tax asset (current and long-term) of $1,820 and deferred tax liability of $539 are based upon cumulative temporary differences as of September 30, 1998, which provide approximately $3,089 of future income tax deductions against future taxable income. The deferred tax asset arises primarily from recording the December 1993 settlement of a patent lawsuit as an expense for accounting purposes prior to receiving the related tax benefit. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to
comply with certain financial covenants and other restrictions.   As of
September 30, 1998, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1999.

The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of September 30, 1998, no amounts were outstanding under this revolving credit facility. In April 1998, the Company entered into a convertible line of credit with its primary bank, denominated in German marks, in an amount not to exceed $1,500, for the purchase of fixed assets. As of September 30, 1998, approximately $339 was available under this line of credit. The Company is currently making interest-only payments on this line of credit until December 31, 1998, at which time amounts outstanding under this line will convert to a term note, payable over a 54 month period.

The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) additional manufacturing facilities;
(ii) manufacturing automation equipment; (iii) office equipment; and (iv) a new integrated management information system. Potential capital expenditures amount to approximately $7,000. The Company expects to finance such potential expenditures with a combination of term notes, operating and capital leases, and mortgages.

The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly in the value of the German mark against the U.S. dollar. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments currently include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) German mark based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, which result in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark and the U.S. dollar.

The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its revolving credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

Impact of Year 2000

The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company has been evaluating its year 2000 readiness and taking corrective action where necessary. The scope of the Year 2000 readiness effort includes
(i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, facilities and utilities, and the Company's products with date-sensitivity; and (iii) readiness of key third parties, including suppliers and customers. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's operations.

Because of the scope of the Company's operations, the Company believes it is impractical to seek to eliminate all potential non-mission-critial Year 2000 problems before they arise. As a result, the Company expects that its Year 2000 program corrections will include ongoing remedial efforts into the Year 2000.

The Company's current management information systems ("MIS") are not year 2000 compliant. The Company is in the process of replacing its current MIS system with a new, Year 2000 compliant, fully integrated MIS system for itself and its subsidiaries. The total cost of the new MIS system is estimated to be approximately $1,400, which includes external resource costs, a substantial portion of which will be capitalized. The new MIS system is estimated to be implemented in the Company's U.S.
operations in February 1999 and in its international operations by June 1999, which is prior to any anticipated impact on its operating systems.

The Company is in contact with key suppliers to assure no interruption in the relationship between the Company and these important third parties from the Year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company believes that its actions with key suppliers and customers will mitigate these risks.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                        Exhibit Number

                                  27      Financial Data Schedule.

        (b)     Reports on Form 8-K.

                        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                         METROLOGIC INSTRUMENTS, INC.



Date: November 13, 1998                  By:/s/ C. Harry Knowles
                                         -----------------------
                                         C. Harry Knowles
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date: November 13, 1998                  By:/s/Thomas E. Mills  IV
                                         -------------------------
                                         Thomas E. Mills  IV
                                         Executive Vice President,
                                         Chief Operating Officer and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit No. 27      Financial Data Schedule