Form 10-K
period 1998-12-31
METROLOGIC INSTRUMENTS INC
filed 1999-03-31
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------
                                   FORM 10-K
                                ---------------
(Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 1999 was $20,043,356 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 29, 1999 there were 5,410,125 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the following documents are incorporated herein by reference:

           Part III - The Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

                               PART I

Item 1.  Business

Introduction

Metrologic Instruments, Inc. ("Metrologic" or the "Company") designs, manufactures and markets bar code scanning equipment incorporating laser and holographic technology. These scanners rapidly, accurately and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems. The Company's principal laser scanner products are hand-held scanners, fixed projection scanners, in-counter scanners and industrial scanners. The Company's marketing efforts are also currently focused on additional products, including wireless scanner interfaces, holographic scanners and related integrated systems, hand-mounted scanners, which provide hands-free scanning capability, and laser engines, which perform scanning functions in products manufactured by others. The Company is vertically integrated, designing and manufacturing its own optics, optical coatings, magnetic and inductive electronic components and fabricated parts.

The Company was incorporated in New Jersey in May 1969 as a successor to a sole proprietorship, which commenced operations in 1968. The Company's executive and administrative offices are located at 90 Coles Road, Blackwood, New Jersey 08012. The Company's telephone number is 609-228-8100.

The Company's principal subsidiaries include: Metrologic Instruments GmbH; Metrologic Asia (PTE) Ltd.; Metrologic do Brasil Ltda (a 51% joint venture); Holoscan, Inc. ("Holoscan"), and an affiliate, Metrologic, South America, an exclusive sales office.

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

Bar code laser scanners are the Company's predominant products and accounted for 94.4%, 92.8% and 92.0% of the Company's sales in 1998, 1997 and 1996, respectively. The following laser bar code scanners have historically accounted for a substantial portion of the Company's product revenues.

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

In 1998, the Company introduced the Orbit(TM) MS7100. The MS7100 is a compact, omnidirectional presentation laser bar code scanner. This scanner is small and lightweight and designed for applications where counter and workspace is limited. Orbit can be used for many applications, including point-of-sale applications in retail and specialty stores. The MS7100 is positioned on a unit sales price basis between the MS 6720 hand-held and MS 700 Series.

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

Holographic Industrial Scanners. Since 1996, the Company has offered its HoloTrak(R) line of holographic scanners. These scanners utilize proprietary Metrologic technology to offer increased scanning performance at a more affordable price than similar fixed industrial-use omnidirectional scanners. The HoloTrak(R) line is designed to increase user efficiency and productivity in high volume package-handling situations. Holographic scanner products include the Company's versatile 8000 Series scanners, C Series scanners designed for industrial conveyor belt scanning, and tunnel systems which integrate cost-effective holographic scanner technology with other technologies, including Q-Trak(TM) tracking software for a broad range of high-speed, automated applications.

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

During 1998, the Company's research and development efforts were focused on new product introductions for 1998 and 1999, which include hand held scanners, fixed projection scanners, and holographic scanners. During 1998, 1997 and 1996, the Company incurred expenses of approximately $4.2 million, $3.4 million, and $3.1 million, respectively, on research and development activities.

Sales and Marketing

The Company sells its products through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users located throughout the world. The Company also utilizes its subsidiaries and affiliates to sell, distribute and service its products throughout major markets of the world. Metrologic Instruments GmbH, a wholly-owned subsidiary located near Munich, Germany, provides sales, distribution and service to European customers. In 1997, the Company established Metrologic Asia (PTE) Ltd., a wholly-owned subsidiary located in Singapore which provides sales, distribution and service, to develop and support the Company's growing Asian customer base. In 1998, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic do Brasil Ltda., located in Sao Paulo, Brazil. Metrologic do Brasil Ltda. provides sales, distribution and service for the Company's Brazilian customer base. Metrologic Instruments, South America was relocated to Sao Paulo, Brazil in 1998 and remains the exclusive sales office for the Company's South American customers outside of Brazil.

The Company has continued to strengthen its focus to better support sales to distributors and resellers, sales to OEM's, and sales of holographic industrial scanners including pre-sales application testing and support.

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

The Company has also entered into brand label agreements for sales of its HoloTrak industrial holographic scanners with selected companies and an exclusive sales agreement for HoloTrak sales in Japan with Matsushita Inter-Techno Co. (a company of the Panasonic Corporation). Additionally, the Company has developed a separate VAR network for the sales, service and distribution of the HoloTrak(R) scanners.

As of December 31, 1998, the Company had approximately $4.6 million in backlog orders. All such backlog orders are anticipated to be filled prior to December 31, 1999. As of December 31, 1997, the Company had approximately $1.7 million in backlog orders, of which were filled during the 1998 fiscal year.

The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may, however, require, letters of credit or prepayment terms for those customers in lesser developed countries.

The following table sets forth certain information as to the Company's sales by geographical location: (amounts in thousands)

                                            Year Ended December 31,
                                    1996              1997              1998
    North America                 $17,445           $19,684           $26,058
    Europe                         23,466            26,475            28,849
    Rest of World                   6,060             7,336            10,734
                                  -------           -------           -------
      Total                       $46,971           $53,495           $65,641
                                  =======           =======           =======

Foreign sales of the Company's products are subject to the normal risks of foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions. The Company's international sales are invoiced in U.S. dollars, German marks, Singapore dollars, Brazilian reals, and various other European currencies and are thus subject to currency exchange fluctuations. Since the Company's products are manufactured in the United States, the Company's sales and results of operations are routinely affected by fluctuations in the value of the U.S. dollar. The Company undertakes certain hedging activities to the extent of known cash flow in an attempt to mitigate the effects of foreign exchange fluctuations.

Competition

The bar code scanning industry is highly competitive. The Company's scanners compete primarily with those produced by Accu-Sort Systems, Inc., Microscan Systems, Inc., NCR Corporation, PSC, Inc., Symbol Technologies, Inc., Unova, Welch Allyn, Inc. and others in the United States as well as Scantech located in the Netherlands, Datalogic, Inc. located in Italy, Sick located in Germany, and Nippondenso ID Systems, Opticon, Inc. and many other manufacturers located in Asia. While many of the Company's competitors are much larger and have greater financial, technical, marketing and other resources than the Company, the Company believes that it competes on the basis of price, quality, service and product performance.

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 53 issued U.S. patents, which expire between 1999 and 2017, and 14 foreign patents, which expire between 2005 and 2012. In addition, the Company currently has 26 U.S. allowed patent applications which are expected to issue as patents shortly. The Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), HandSet(R), HoloTrak(R), HoloSet(R), Mini-Slot(R), Liberty(R), ScanQuest(R), ScanSet(R), ScanSelect(TM), ScanGlove(R), ScanPal(R), Tech 7(R), Tech 8(R), Tech 10(R), and VarSide(R). The Company also has several registered trademarks in foreign countries. The
Company has filed additional trademark and service mark applications including ScanKey(TM), HoloPrism(TM), HoloTunnel(TM), C3(TM), MetroSet(TM),
OmniQuest(TM), Orbit(TM), and Concert(TM) and for other marks it is using both in the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and agreed to pay another $1 million in quarterly installments of $125,000 over two years ending in December 1998. In December 1997, the Company and Symbol amended the Symbol Agreement to provide for the purchase of the Company's HoloTrak industrial holographic scanners for resale by Symbol under Symbol's brand label. This replaces a prior commitment of Symbol under the Symbol Agreement to purchase the Company's products.

In connection with the settlement of a December 1993 patent lawsuit with Symbol, the Company agreed to make payments to Symbol through December 31, 2004. As a result of the patent lawsuit, the Company redesigned its hand-held scanners to convert them from a triggered version to a triggerless version. In connection with the Symbol Agreement, Symbol and the Company amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7.5 million to approximately $5.1 million. For additional information concerning the settlement, see Note 10 of the Notes to Consolidated Financial Statements.

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

The Company currently relies on a limited number of suppliers for several components used in the manufacture of its products. The Company does not believe that the loss of any one supplier would have a long term adverse effect on its business, although set-up costs and delays would likely result if the Company were required to change any single supplier without adequate prior notice. In 1999, the Company acquired a 20% equity interest in Metro Asia Resources, Inc., an international purchasing office located in Taiwan for the purpose of expanding its suppliers, reducing material costs, and performing on-site inspections of Asian suppliers. To date, the investment in Metro Asia Resources, Inc. has not been significant.

In 1998, the Company experienced shortages in manufacturing capacity which directly impacted sales. The Company has taken steps to improve the efficiencies of certain manufacturing processes and increase capacity in an effort to keep pace with demand for the Company's products. The failure to relieve capacity constraints could hinder the Company's ability to deliver ordered products to customers in a timely manner.

Government Regulations

The Company and its products are subject to regulation by various agencies both in the United States and in the countries in which its products are sold. The Food & Drug Administration's Center for Devices and Radiological Health regulates laser safety in the United States, and in Canada, laser safety is regulated by Industry Canada. In addition, the Occupational Safety and Health Administration and various state and municipal government agencies have promulgated regulations concerning working condition safety standards in connection with the use of lasers in the workplace. Radio emissions are the subject of governmental regulation in all countries in which the Company currently sells its products. The Company also submits its products for safety certification throughout the world by recognized testing laboratories such as the Underwriters Laboratories, Inc. and the Canadian Standards Association.

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

Employees

As of December 31, 1998, the Company had approximately 534 full-time employees. None of the Company's employees are represented by a labor union. Management believes that its relationships with its employees are good.

Item 2.  Properties

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board, President and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company. Under a lease agreement entered into on April 1, 1994, the Company leased the building for a term of five years and has renewed the lease for an additional five-year term. The initial annual rent under the lease for the first year was $356,440 and increases annually at a rate of 4.5%. An expansion of the facilities consisting of an additional 51,000 square feet was completed in October 1995, which increased the Company's facility to an aggregate of 113,000 square feet. The expanded space is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The total lease rate as of April 1, 1999 will be approximately $67,000 per month, excluding taxes and insurance.

The Company's wholly-owned subsidiaries, Metrologic Instruments GmbH, Metrologic Asia (PTE) Ltd., and Holoscan each lease office space from third parties. Metrologic do Brasil Ltda., a joint venture, and the Company's South American sales office, both lease office space from a third party in Sao Paulo, Brazil.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 31, 1999 are as follows:

Name                       Age      Position
C. Harry Knowles*          70       Chairman of the Board, President, and
                                    Chief Executive Officer
Janet H. Knowles*          57       Director, Vice President, Administration,
                                    Secretary and Treasurer
Thomas E. Mills IV         39       Director,** Executive Vice President, Chief
                                    Operating Officer, Chief Financial Officer
                                    and Vice President Finance
Dr. LeRoy D. Dickson       64       Vice President, Optical Engineering,
                                    Metrologic Instruments, Inc. and President
                                    and Chief Operating Officer, Holoscan, Inc.
Dale M. Fischer            58       Vice President, International Sales
Joseph Milacci             55       Vice President, Industrial Automation
Benny A. Noens             51       Vice President, European Sales, and
                                    Managing Director, Metrologic Instruments
                                    GmbH
John L. Patton             53       Director, Human Resources
William G. Smeader         60       Vice President, Manufacturing
Kevin P. Woznicki          45       Vice President, North American Sales
-----------------------------------
* Mr. and Mrs. Knowles are husband and wife.
**Mr. Mills became a director of the Company effective March 25, 1999.

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

Thomas E. Mills IV, CPA, became a director of the Company effective March 25, 1999, and has served as the Company's Executive Vice President and Chief Operating Officer since April 1998, as the Company's Vice President, Finance since June 1995 and as Chief Financial Officer since May 1994. Mr. Mills was employed by Ferranti International, Inc. from 1986 to April 1994 in various positions, most recently as Senior Vice President, U.S. Operations. Prior to his employment with Ferranti International, Inc., Mr. Mills was employed by KPMG Peat Marwick in various positions from 1981 to 1986, most recently as Audit Manager.

Dr. LeRoy D. Dickson has served as the Company's Vice President, Optical Engineering since January 1997. He is also the President and Chief Operating Officer and co-founder of Holoscan, Inc., a company established in 1993 to develop holographic bar code scanners. Dr. Dickson served as Chairman, Chief Executive Officer and President of Holoscan until March 1996, the date of the Company's acquisition of Holoscan. Prior to 1993, Dr. Dickson spent 24 years with IBM Corporation developing optical technology and laser scanning systems, including IBM's holographic supermarket scanners.

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

Joseph Milacci has served as the Company's Vice President, Industrial Automation since October 1997. From 1993 to 1997, Mr. Milacci was employed as General Manager and Member of the Board of Directors for OPCO, Inc., a manufacturer of optical components. From 1987 to 1997, on a part time basis from 1993 to 1997, Mr. Milacci owned and operated JEM Group, Inc., a process and service company. From 1985 to 1987, Mr. Milacci served as Vice President of Operations for Z-Tel, Inc., a telecommunications company. From 1977 to 1985, Mr. Milacci served as the Vice President and General Manager of Fischer Scientific Corporation. Mr. Milacci was previously employed by Metrologic from 1973 to1977 as Operations Manager.

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

John L. Patton served as the Company's Human Resources Manager from 1993 to 1996 and has served as Director, Human Resources since December 1996. From 1988 to 1993, he was employed as a human resources consultant with the Gordon Walls Company and from 1984 to 1988, he was employed as human resources manager at TRW, IRC Division. From 1979 to 1984 he held the position of Personnel Manager at Oral B Laboratories.

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

Kevin P. Woznicki served as the Company's Director of Marketing from August 1995 to July 1996, Vice President of Marketing from August 1996 to November 1996, and has served as Vice President, North American Sales since December 1996. From 1994 to July 1995, he was employed by Franklin Electronic Publishing as North American Sales Manager. From 1988 to 1994 he was employed by SL Waber, Inc., a manufacturer of portable power protection devices, where he held several positions including Vice President, General Manager of the business products division and Vice President, Sales and Marketing.


                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The common stock of the Company, par value $.01 per share ("Common Stock") is traded on The Nasdaq Stock Market under the symbol "MTLG." The following table sets forth, for the indicated periods, the high and low closing prices of the Company's Common Stock as reported by Nasdaq:

                                                  High              Low

                  January to March 1997          $17 1/2          $13 1/4
                  April to June 1997             $19 3/4          $13 3/4
                  July to September 1997         $19 5/8          $14
                  October to December 1997       $15 3/4           $12 1/4

                  January to March 1998          $17 3/8          $12 5/8
                  April to June 1998             $18              $14 3/4
                  July to September 1998         $15 7/8          $12
                  October to December 1998       $14 1/4          $11


On March 29, 1999 there were 153 stockholders of record of Common Stock.

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

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)
                                           Year ended December 31,
                                 1994      1995      1996       1997      1998
                              -------------------------------------------------
Statement of Operations Data:
Sales                         $ 35,960  $ 41,563   $ 46,971  $ 53,495  $ 65,641
Cost of sales                   20,633    24,092     28,799    33,240    39,698
                              -------------------------------------------------
Gross profit                    15,327    17,471     18,172    20,255    25,943
Selling,  general and
  administrative expenses        7,830    10,589     10,505    12,087    15,537
Research and development
  expenses                       1,765     3,024      3,110     3,359     4,157
                              -------------------------------------------------
Operating income                 5,732     3,858      4,557     4,809     6,249

Other income (expense),  net      (242)      353        221      (156)      456
                              -------------------------------------------------
Income before (provision)
      benefit  for income taxes  5,490     4,211      4,778     4,653     6,705
(Provision) benefit for income
  taxes(1)                         333    (1,669)    (1,803)   (1,673)   (2,212)
                              -------------------------------------------------
Net income                     $ 5,823   $ 2,542    $ 2,975   $ 2,980  $  4,493
                              =================================================
Pro forma adjustment
  (unaudited) (2) Provision
   for income taxes
    as a C Corporation          (2,617)      n/a        n/a       n/a       n/a
                              -------------------------------------------------
Pro forma net income (2)       $ 3,206       n/a        n/a       n/a       n/a
                              =================================================
Basic earnings per share (3)
    Weighted average shares
       outstanding used in
       computing basic EPS   3,898,899 5,238,112  5,255,275 5,330,596 5,391,797
                              =================================================
    Basic earnings per share   $  1.49   $  0.49    $  0.57   $  0.56   $  0.83
                              =================================================
    Pro forma basic earnings
       per share (2)           $  0.82      n/a         n/a       n/a       n/a
                             =================================================
Diluted earnings per share(3)
    Weighted average shares
       outstanding used in
       computing diluted EPS 3,912,100 5,278,683  5,301,066 5,447,277 5,512,758
                              =================================================
    Diluted earnings per share $  1.49    $ 0.48     $ 0.56    $ 0.55   $  0.82
                              =================================================
    Pro forma diluted earnings
       per share (2)           $  0.82       n/a        n/a       n/a       n/a
                              =================================================
                                             December 31,
                            1994      1995       1996       1997        1998
                        ------------------------------------------------------
Balance Sheet Data:
Cash and cash
  equivalents             $ 11,925   $ 12,065    $ 10,358   $ 13,096   $ 10,684
Working capital           $ 14,942   $ 14,733    $ 15,200   $ 18,599   $ 21,496
Total assets              $ 26,342   $ 31,401    $ 35,992   $ 38,458   $ 46,296
Long-term debt            $    803   $    817    $  1,764   $  1,496   $  2,608
Other long-term
  obligations             $  3,718   $  3,126    $  2,033   $  1,329   $    676
Total liabilities         $ 11,329   $ 13,475    $ 14,945   $ 13,557   $ 16,295
Common stock              $     52   $     52    $     53   $     54   $     54
Total shareholders'
  equity                  $ 15,013   $ 17,926    $ 21,047   $ 24,901   $ 30,001
Cash dividends declared
  per common share        $   0.83   $      -    $      -   $      -   $      -


(1) Benefit for income taxes for the year ended December 31, 1994 includes a benefit of $1.7 million related to the change in the Company's federal income tax status upon termination of its election to be treated as an S Corporation.
(2) In connection with the consummation of the Company's initial public offering in October 1994, the Company's status as an S Corporation terminated, and the Company is now subject to corporate income taxes. Accordingly, pro forma net income and pro forma net income per share reflect a pro forma adjustment for corporate income taxes which would have been recorded had the Company not been an S Corporation in the periods presented.
(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company derives its revenues from sales of its scanners through distributors, value-added resellers VARs and original equipment manufacturers OEMs and directly to end-users in the United States and in over 85 foreign countries.

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by the Company from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While the Company believes that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward looking statements as a result of various factors, including but not limited to, the following:

Reliance on third party resellers, distributors and OEMs which subjects the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the effects of and changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the German Mark / Euro, Singapore Dollar, Brazilian Real, and British Pound can significantly affect the Company's results of operations; the Company invoices and accepts payment for goods in the aforementioned currencies, however, the economic slowdown of other foreign nations may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; the inability of parties external to the Company to provide goods and services in a timely, accurate manner as a result of Year 2000 processing problems; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Results of Operations

Most of the Company's product sales in Western Europe and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in 1998 and 1997, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

In 1998, the Company experienced shortages in manufacturing capacity which directly impacted sales. The Company has taken steps to improve the efficiencies of certain manufacturing processes in an effort to keep pace with demand for the Company's products. In the fourth quarter of 1998, the Company was unable to ship approximately $1,500 of customer orders of mostly new products due to capacity constraints. During the fourth quarter, however, the Company hired a significant number of production personnel in anticipation of increased customer demand. The Company will continue its efforts to increase capacity by improving manufacturing processes. The failure to relieve capacity constraints could hinder the Company's ability to deliver ordered products to customers in a timely manner.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997 (amounts in thousands except per share information)

Sales increased 22.7% to $65,641 in 1998 from $53,495 in 1997, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, an increase in sales of the Company's HoloTrak industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1998 was offset by lower average unit selling prices on the Company's POS products and reflected unfavorable foreign currency exchange fluctuations.

International sales accounted for $39,583 (60.3% of total sales) in 1998 and $33,811 (63.2% of total sales) in 1997. Two customers accounted for 5.9% and 5.4%, respectively, of the Company's revenues in 1998. One customer accounted for 5.9% of the Company's revenues in 1997.

Cost of sales increased 19.4% to $39,698 in 1998 from $33,240 in 1997, while cost of sales as a percentage of sales decreased to 60.5% from 62.1%. The decrease in cost of sales as a percentage of sales was due primarily to reduced product costs of certain POS products and operating leverage that resulted from greater unit volumes, partially offset by lower average unit selling prices on POS products.

Selling, general and administrative ("SG&A") expenses increased 28.5% to $15,537 in 1998 from $12,087 in 1997 and increased as a percentage of sales to 23.7% from 22.6%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(TM), a business partner program used to market and promote the Company's products.

Research and development ("R&D") expenses increased 23.8% to $4,157 in 1998 from $3,359 in 1997, and remained constant as a percentage of sales at 6.3%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(TM).

Operating income increased 29.9% to $6,249 in 1998 from $4,809 in 1997, and operating income as a percentage of sales increased to 9.5% from 9.0%.

Other income/expenses reflect net other income of $456 in 1998 compared to net other expenses of $156 in 1997. Net other income in 1998 reflects higher interest income and foreign currency transaction gains as compared to 1997.

Net income increased 50.8% to $4,493 in 1998 from $2,980 in 1997. Net income reflects a 33% effective income tax rate for 1998 compared to 36% in 1997. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Foreign currency exchange fluctuations negatively affected diluted earnings per share by approximately $.04 per share.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 (amounts in thousands except per share information)

Sales increased 13.9% to $53,495 in 1997 from $46,971 in 1996, principally as a result of the continued increase in market acceptance of the Company's hand-held scanners, scan engines sold to OEM's, HoloTrak holographic industrial scanners, and increased sales and marketing efforts, despite lower average unit selling prices compared to the prior period, primarily on certain of the Company's POS products. Average unit selling prices reflected significant unfavorable foreign currency exchange fluctuations. The reduction in the value of the German mark against the U.S. dollar during 1997 negatively affected the recorded U.S. dollar value of sales by approximately 12.5% or approximately $3,200 in the year ended December 31, 1997.

International sales accounted for $33,811 (63.2% of total sales) in 1997 and $29,526 (62.9% of total sales) in 1996. Sales to one customer accounted for approximately 5.9% of total sales in 1997. The Company's sales to two customers accounted for approximately 5.3% and 5.2%, respectively, of total sales in 1996. During these periods, no other customer accounted for more than 5.0% of sales.

Cost of sales increased 15.4% to $33,240 in 1997 from $28,799 in 1996, and cost of sales as a percentage of sales increased to 62.1% from 61.3%. These increases were due primarily to a reduction in the average selling prices on certain of the Company's products, which average unit selling prices reflected the unfavorable foreign currency exchange fluctuations noted above. An additional factor negatively affecting cost of sales included initial production and setup costs associated with HoloTrak industrial scanners, for sales levels of which had not yet achieved sufficient levels to fully absorb these costs. The increases in cost of sales were partly offset by reduced product costs resulting from engineering enhancements to certain products and manufacturing efficiencies resulting from greater unit volumes. If sales are adjusted to negate the effect of unfavorable foreign currency fluctuations during 1997, cost of sales as a percentage of sales would have been 58.8% in 1997 compared with 61.3% in 1996.

SG&A expenses increased 15.1% to $12,087 in 1997 from $10,505 in 1996 and increased as a percentage of sales to 22.6% from 22.4%. The increases were primarily due to increased salaries resulting from the hiring of additional sales and marketing personnel throughout North America, Europe and the rest of the world, and increased salaries resulting from the hiring of additional administration personnel during the year primarily due to the growth of the business. SG&A expenses were positively affected by reductions in the value of the German mark against the U.S. dollar. The positive impact of the reduced value of the German mark during 1997 on consolidated SG&A expenses was approximately 3.4% or $413 in the year ended December 31, 1997.

R&D expenses increased 8.0% to $3,359 in 1997 from $3,110 in 1996, and decreased as a percentage of sales to 6.3% from 6.6%. The increase in R&D expenses was primarily due to the hiring of additional research and development personnel.

Operating income increased 5.5% to $4,809 in 1997 from $4,557 in 1996, while operating income as a percentage of sales decreased to 9.0% from 9.7%.

Other expenses/income reflect net other expenses of $156 in the year ended December 31, 1997 compared to net other income of $221 in the year ended December 31, 1996. Net other expenses in 1997 reflect higher foreign currency transaction losses and interest expense compared to the prior year.

Net income increased 0.2% to $2,980 in 1997 from $2,975 in 1996. Net income reflects a 36.0% effective income tax rate for the year ended December 31, 1997, compared with 37.7% in 1996. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. Also, the Company did not incur income tax liability with respect to any of its foreign subsidiaries in 1997. The reduction in the value of the German mark against the U.S. dollar during 1997 negatively affected net income by approximately $0.37 per share.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future years will not be impacted by fluctuations in seasonal demand.

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital increased approximately 15.6 % to $21,496 as of December 31, 1998 from $18,599 as of December 31, 1997.

The Company's operating activities provided cash of $534 in 1998 compared with net cash provided of $3,333 in 1997. Net cash provided by operating activities in 1998 resulted primarily from such year's net income as well as increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventory.

The Company's total deferred income tax asset of $1,308 and deferred tax liability of $725 are based upon cumulative temporary differences as of December 31, 1998, which provide approximately $1,462 of future net tax deductions against future taxable income. The deferred tax asset arises primarily from recording reserves on current assets as expenses for accounting purposes prior to receiving the related tax benefits. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of December 31, 1998, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1999.

The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of December 31, 1998, no amounts were outstanding under this revolving credit facility.

In April 1998, the Company entered into a line of credit with its primary bank, denominated in German marks ("DM Line"), in an amount not to exceed $1,500, for the purchase of fixed assets. As of December 31, 1998, the Company converted the outstanding balance on the DM Line of $1,500 to a term note, payable over a 54-month period.

In December 1998, the Company entered into an additional line of credit with its primary bank, denominated in U.S. dollars ("U.S. Dollar Line"), in an amount not to exceed $1,500, for the purchase of fixed assets. As of December 31, 1998, approximately $1,100 was available under the U.S. Dollar Line. The Company is currently making interest-only payments on the U.S. Dollar Line until December 31, 1999, at which time amounts outstanding will convert to a term note, payable over a 54-month period.

The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) additional manufacturing facilities,
(ii) manufacturing automation equipment, (iii) office equipment, and (iv) a new integrated management information system. Potential capital expenditures amount to approximately $13,000. The Company expects to finance such potential expenditures with a combination of term notes, operating and capital leases, and mortgages.

The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly in the value of the German mark relative to the U.S. dollar. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge future cash flows from sales to the Company's German subsidiary and (ii) German mark based loans, which act as a partial hedge against the net assets of its German subsidiary.

The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its revolving credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

Impact of Year 2000

The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company has been evaluating its year 2000 readiness and taking corrective action where necessary. The following discussion broadly addresses the Company's efforts to identify and address the Company's and relevant third parties' Year 2000 problems. The scope of the Year 2000 readiness effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT ("Non-IT") systems or embedded technology such as micro-controllers contained in various manufacturing and lab equipment, facilities and utilities, and the Company's products with date-sensitivity; and (iii) readiness of key third parties, including suppliers and customers.

It would be impractical for the Company to attempt to address all Year 2000 problems of third parties that have been or may in the future be identified. Specifically, Year 2000 problems have been or may in the future be identified with respect to the IT and Non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT systems of governmental agencies, utilities and telecommunications, information and financial networks) that, if uncorrected, could have a material adverse impact on the Company's business, financial condition or results of operations. Notwithstanding anything set forth below, the Company is not in a position to address any such Year 2000 problems. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's operations.

(i) IT. The Company's current IT systems are not Year 2000 compliant. The Company is in the process of replacing its current IT system with a new, Year 2000 compliant, fully integrated IT system for itself and its subsidiaries. The total cost of the new IT system is estimated to be approximately $1,800, which includes external resource costs, a substantial portion of which will be capitalized. Through December 31, 1998, the Company spent approximately $700. The new IT system's estimated implementation dates in the Company's U.S. operations will be phased in beginning May 1999, with other application software currently scheduled for implementation in October 1999, which is prior to any anticipated impact on the Company's operating systems.

(ii) Non-IT. The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors with which the Company must work in order to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 compliance programs. The Company maintains maintenance contracts with all information technology vendors and will implement the Year 2000 compliant versions of hardware and/or software as required when those solutions become available. The Company's hardware for workstations, servers, and network routers are expected to be Year 2000 compliant by the third quarter of 1999. As of December 31, 1998, approximately 70% of the Company's hardware and software applications were Year 2000 compliant. However, no assurance can be provided that all required replacement programs will be implemented in a timely manner or that the failure to implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition. As of December 31, 1998, approximately 80% of the Company's facilities and manufacturing system were Year 2000 compliant.

(iii) Third Parties. The Company is in contact with key suppliers in an effort to assure no interruption in the relationship between the Company and these important third parties resulting from the Year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company believes that its actions with respect to key suppliers and customers will minimize these risks. As of December 31, 1998, 80% of the Company's suppliers (constituting all significant vendors) had responded affirmatively regarding their respective Year 2000 readiness. However, such response does not assure Year 2000 compliance of the IT and Non-IT systems used by such suppliers, but instead provides only an indication of the status of their efforts.

The Company's current estimates of the time and costs necessary to resolve Year 2000 issues are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events, including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

The Company currently anticipates that any identified Year 2000 problem affecting its own systems or that of its significant customers, suppliers, creditors, financial organizations and utilities providers will be either corrected by December 31, 1999 or will not have a material adverse affect on the Company's business, financial condition or results of operations. Moreover, the Company is working to minimize any disruption to the business of its vendors and suppliers due to Year 2000 problems that may have a material adverse affect on the Company's business, financial condition or results of its operations. However, notwithstanding the Company's efforts to identify and correct such Year 2000 problems, there can be no assurance that the Company will be successful in addressing the Year 2000 problems as they pertain to its products and its internal systems, or that the failure to do so would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, notwithstanding such efforts, there can be no assurance that the systems of third parties with which the Company interacts will not suffer from Year 2000 problems, or that such problems will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, Year 2000 problems that have been or may in the future be identified with respect to the IT and Non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT Systems of governmental agencies, utilities and information and financial networks) could have a material adverse impact on the Company's business, financial condition or results of operations.

The Company currently is in the process of reviewing its Year 2000 compliance plans to determine what contingency plans, if any, are appropriate. The Company does not currently have any contingency plans. The Company anticipates completing such review and preparing contingency plans, if appropriate, by October 1999. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

Euro Conversion.

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. The countries that adopted the Euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and is reviewing whether certain existing contracts will be need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.

Pronouncements Adopted in 1998

In December 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which established new standards for reporting information about operating segments, geographic areas, and major customers. Interim reporting requirements under SFAS 131 becomes effective for the Company's quarterly reporting beginning in 1999. Adoption of SFAS 131 had no effect on the Company's consolidated results of operations, financial position or cash flows. As required by SFAS 131, the Company has modified certain disclosures on segment reporting and geographic areas.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company followed the SOP in accounting for the costs of computer software obtained for internal use during 1998.

Pending Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133") SFAS 133 establishes accounting and reporting standards for derivative financial instruments. SFAS 133 requires recognition of derivatives in the balance sheet, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements beginning in 2000. The Company is currently reviewing the effects of adopting SFAS 133. However, due to the Company's limited use of derivative financial instruments, adoption of SFAS 133 is not expected to have a significant effect on the Company's consolidated results of operations financial position, or cash flows.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments. The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates.

Interest Rate Risk. The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates. The change in fair value of the Company's long-term debt resulting from a hypothetical 10% decrease in interest rates is not material.

Foreign Exchange Risk. The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the German mark, thereby mitigating the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany purchases. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of earnings. A large percentage of the Company's foreign sales are transacted in local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A hypothetical five percent strengthening or weakening of the U.S. dollar against the German mark could have had a $730 impact on the net earnings of the Company. Actual results may differ.

The Company is subject to risk from fluctuations in the value of the German mark relative to the U.S. dollar for its subsidiary, which uses the German mark as their functional currency and translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 1998, the Company had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted German mark rate amounts to $372. Actual results may differ.

In addition, the Company holds debt denominated in German marks and recognizes foreign currency translation adjustments in net income. The potential loss resulting from a hypothetical 10% adverse change in the quoted German mark rate is approximately $242. Actual results may differ.

Item 8.           Financial Statements and Supplementary Data

Index                                                              Pages

Report of Ernst & Young LLP, Independent Auditors                    21

Consolidated Balance Sheets at December 31, 1998 and 1997            22

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 1998                                23

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended December 31, 1998        24

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1998                                25

Notes to Consolidated Financial Statements                           26-35

Supplementary Data (Unaudited)                                       36-37

Financial statement schedules:
         Schedule II - Valuation and Qualifying Accounts is filed
         herewith. All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial
         statements or notes thereto.                                42

                  Report of Independent Auditors

The Board of Directors and Shareholders
Metrologic Instruments, Inc.


We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/Ernst & Young, LLP

Philadelphia, Pennsylvania
February 25, 1999

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                              December 31,
Assets                                                       1998      1997
                                                           --------  --------
     Current assets:
        Cash and cash equivalents                          $ 10,684  $ 13,096
        Accounts receivable,  net of allowance of $389 and
            $408 in 1998 and 1997,  respectively             14,542     9,249
        Inventory                                             6,900     4,684
        Deferred income taxes                                 1,308     1,698
        Other current assets                                  1,073       604
                                                           --------  --------
     Total current assets                                    34,507    29,331

     Property,  plant and equipment, net                      6,382     4,625
     Patents and trademarks,  net of amortization
        of $604 and $511 in 1998 and 1997,  respectively      1,745     1,254
     Holographic technology,  net of amortization of $250
        and $154 in 1998 and 1997, respectively                 832       734
     Deferred income taxes                                        -       414
     Advance license fee, net of amortization of $235
        and $118 in 1998 and 1997, respectively               1,765     1,882
     Security deposits and other assets                       1,065       218
                                                           --------  --------
     Total assets                                          $ 46,296  $ 38,458
                                                           ========  ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of notes payable                   $    908  $    543
        Accounts payable                                      4,155     2,859
        Accrued expenses                                      7,260     6,505
        Accrued legal settlement                                688       825
                                                           --------  --------
     Total current liabilities                               13,011    10,732

     Notes payable,  net of current portion                   2,608     1,496
     Deferred income taxes                                      676       524
     Accrued legal settlement                                     -       805

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                              -         -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,404,512 and 5,369,090 shares
            issued and outstanding in 1998 and 1997,
            respectively                                         54        54
        Additional paid-in capital                           16,933    16,389
        Retained earnings                                    13,069     8,576
        Deferred compensation                                     -        (2)
        Accumulated other comprehensive income                  (55)     (116)
                                                           --------  --------
        Total shareholders' equity                           30,001    24,901
                                                           --------  --------
     Total liabilities and shareholders' equity            $ 46,296  $ 38,458
                                                           ========  ========

                            See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                  Year ended December 31,
                                          -------------------------------------

                                             1998          1997          1996
                                          ---------     ---------     ---------


Sales                                      $ 65,641      $ 53,495      $ 46,971
Cost of sales                                39,698        33,240        28,799
                                          ---------     ---------     ---------

Gross profit                                 25,943        20,255        18,172

Selling,  general and administrative
  expenses                                   15,537        12,087        10,505
Research and development expenses             4,157         3,359         3,110
                                          ---------     ---------     ---------

Operating income                              6,249         4,809         4,557

Other income (expenses)
     Interest income                            521           460           431
     Interest expense                          (177)         (175)         (108)
     Foreign currency transaction
       gain (loss)                               81          (445)         (101)
     Other,  net                                 31             4            (1)
                                          ---------     ---------     ---------

     Total other income (expenses)              456          (156)          221
                                          ---------     ---------     ---------

Income before provision for income taxes      6,705         4,653         4,778

Provision for income taxes                    2,212         1,673         1,803
                                          ---------     ---------     ---------

Net income                                 $  4,493      $  2,980      $  2,975
                                          =========     =========     =========
Basic earnings per share

     Weighted average shares
        outstanding                       5,391,797     5,330,596     5,255,275
                                          =========     =========     =========

     Basic earnings per share              $   0.83      $   0.56      $   0.57
                                          =========     =========     =========

Diluted earnings per share

     Weighted average shares outstanding  5,391,797     5,330,596     5,255,275
     Net effect of dilutive securities      120,961       116,681        45,791
                                          ---------     ---------     ---------

     Total shares outstanding used in
        computing diluted earnings per
        share                             5,512,758     5,447,277     5,301,066
                                          =========     =========     =========
     Diluted earnings per share            $   0.82      $   0.55      $   0.56
                                          =========     =========     =========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Consolidated Statements of Shareholders' Equity
                             (amounts in thousands)

                                                              Accumulated
                                                                 Other
                            Additional                        Comprehensive
                     Common Paid-in   Deferred      Retained     Income
                     Stock  Capital Compensation    Earnings     (Loss)   Total
                     ----------------------------------------------------------
Balances,
  December 31,  1995   $ 52  $14,807      $(37)    $ 2,621        $483  $17,926
    Comprehensive
      income:
        Net income                                   2,975                2,975
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment                                              (132)    (132)
    Total comprehensive
      income                                                              2,843
    Exercise of stock
      options              1      188                                       189
    Stock issued through
        employee stock
        purchase plan              60                                        60
    Compensation expense
        related to stock
        awards                             29                                29
                     ----------------------------------------------------------
Balances,
  December 31,  1996      53   15,055      (8)       5,596         351   21,047
    Comprehensive
      income:
        Net income                                   2,980                2,980
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment                                              (467)    (467)
    Total comprehensive
      income                                                              2,513
    Exercise of stock
      options             1    1,055                                      1,056
    Stock issued through
        employee stock
        purchase plan             94                                         94
    Compensation expense
        related to stock
        awards                              6                                 6
    Tax benefit of stock
        options                  185                                        185
                     ----------------------------------------------------------
Balances,
  December 31,  1997     54   16,389       (2)       8,576         (116) 24,901
    Comprehensive
      income:
        Net income                                   4,493                4,493
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment                                               61        61
    Total comprehensive
      income                                                              4,554
    Exercise of stock
      options                    390                                        390
    Stock issued through
        employee stock
        purchase plan            110                                        110
    Compensation expense
        related to stock
        awards                               2                                2
    Tax benefit of stock
        options                   44                                         44
                     ----------------------------------------------------------
Balances,
  December 31,  1998   $ 54 $ 16,933      $  -     $13,069        $ (55)$30,001

                             See accompanying notes

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                  Year ended December 31,
                                             --------------------------------
Operating activities                            1998        1997        1996
                                             --------    --------    --------

Net income                                    $ 4,493     $ 2,980     $ 2,975
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                               1,044         843         885
     Amortization                                 334         289         138
     Compensation expense related to stock
        awards and employee stock
        purchase plan                               2           6          38
     Deferred income taxes                        958         939         243
     Gain on disposal of property                (122)          -           -
     Changes in operating assets and liabilities:
        Accounts receivable                    (4,876)     (1,995)     (1,302)
        Inventory                              (2,167)        779      (2,194)
        Other current assets                     (443)       (121)         88
        Other assets                               70         412         (46)
        Accounts payable                        1,296         252         306
        Accrued expenses                          887        (266)        673
        Accrued legal settlement                 (942)       (785)     (1,184)
                                             --------    --------    --------

Net cash provided by operating activities         534       3,333         620

Investing activities

Purchase of property,  plant and equipment     (3,104)       (544)     (1,427)
Patents and trademarks                           (584)       (323)       (208)
Advance license fee                                 -        (500)     (1,000)
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired              (194)        (44)       (560)
Other Intangibles                                (559)          -           -
Proceeds from sale of property                     65           -           -
                                             --------    --------    --------

Net cash used in investing activities          (4,376)     (1,411)     (3,195)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                 411       1,150         240
Principal payments on notes payable              (418)       (332)       (248)
Proceeds from issuance of notes payable         1,960           -       1,318
Net (payments) proceeds from line of credit         -           -        (168)
Payments of amounts due to former officer           -         (84)       (200)
Capital lease payments                           (142)       (250)       (151)
                                             --------    --------    --------

Net cash provided by financing
  activities                                    1,811         484         791

Effect of exchange rates on cash                 (381)        332          77
                                             --------    --------    --------

Net (decrease) increase in cash and
  cash equivalents                             (2,412)      2,738      (1,707)
Cash and cash equivalents at beginning
  of year                                      13,096      10,358      12,065
                                             --------    --------    --------

Cash and cash equivalents at end of year     $ 10,684    $ 13,096    $ 10,358
                                             ========    ========    ========

Supplemental Disclosure

     Cash paid for interest                  $    174    $    169    $    125
                                             ========    ========    ========
     Cash paid for income taxes              $  1,260    $     96    $  2,706
                                             ========    ========    ========
     Liability incurred for advance
       license fee                           $      -    $      -    $  1,000
                                             ========    ========    ========
     Capital lease obligations incurred      $      -    $    261    $    233
                                             ========    ========    ========
     Tax benefit from stock options          $     44    $    185    $      -
                                             ========    ========    ========

                             See accompanying notes

                         Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 1998
                             (Dollars in Thousands)

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

Fair Values of Financial Instruments

         The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.

Inventory

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is determined on the straight-line method for building and improvements over estimated useful lives of 31 to 39 years and on an accelerated method for machinery and equipment over estimated useful lives of five to seven years.

Patents and Trademarks

         Patents and trademarks reflect application and testing costs for products with respect to which the Company has applied for or received patent and trademark protection. Costs expended for successful patent and trademark applications are being amortized on a straight-line basis over their useful lives, which generally are 17 years.

Advance License Fee

     The Company capitalized an advance license fee of $2,000 in December 1996 (Note 10). The advance license fee is being amortized on a straight-line basis over the seventeen-year life of the cross-licensing agreement.

Foreign Currency Translation

         The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in other comprehensive loss in the consolidated financial statements.

Earnings Per Share

         Basic and diluted earnings per share are calculated in accordance with SFAS 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year and diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year plus the dilutive effect of stock options.

Concentrations of Credit Risk

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

Accounting for Stock Options

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Note 13 to these consolidated financial statements includes the required disclosures and pro forma information provided for under SFAS 123, "Accounting for Stock-Based Compensation."

Pronouncements Adopted in 1998

          In December 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments, geographic areas, and major customers. Interim reporting requirements under SFAS 131 becomes effective for the Company's quarterly reporting beginning in 1999. Adoption of SFAS 131 had no effect on the Company's consolidated results of operations, financial position or cash flows. As required by SFAS 131, the Company has modified certain disclosures on segment reporting and geographic areas.

          In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company followed the SOP in accounting for the costs of computer software obtained for internal use during 1998.

Pending Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments. SFAS 133 requires recognition of derivatives in the balance sheet, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements beginning in 2000. The Company is currently reviewing the effects of adopting SFAS 133. However, due to the Company's limited use of derivative financial instruments, adoption of SFAS 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

Reclassification

         Certain prior year balances have been reclassified to conform with current year presentation.

3.       Inventory

Inventory consists of the following:
                                            December 31,
                                       1998              1997

                  Raw materials      $3,280            $2,542
                  Work-in-process     2,614             1,590
                  Finished goods      1,006               552
                                     ------            ------
                                     $6,900            $4,684
                                     ======            ======

4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:
                                                            December 31,
                                                       1998              1997

                  Buildings and improvements         $2,416            $2,345
                  Machinery and equipment             9,664             6,716
                                                     ------            ------
                                                     12,080             9,061
                  Less accumulated depreciation       5,698             4,776
                                                      -----            ------
                                                      6,382             4,285
                  Idle land and building, net of
                    depreciation                          -               340
                                                    -------            -------
                                                    $ 6,382             $4,625
                                                    =======             ======

Machinery and equipment included $487 and $1,020 under capital leases as of December 31, 1998 and 1997, respectively. Accumulated depreciation on these assets was $142 and $388 as of December 31, 1998 and 1997, respectively.

Idle land and building consisted of the Company's former office and factory in Bellmawr, New Jersey, which were sold in 1998.

5.       Accrued Expenses

Accrued expenses consist of the following:

                                                          December 31,
                                                     1998              1997

                  Accrued royalties                $   835           $1,075
                  Accrued compensation               1,506              913
                  Income taxes                         757                -
                  Product warranty                     853              850
                  Profit sharing                       300              300
                  Accrued marketing and
                     sales promotions                1,175               71
                  Other                              1,834            3,296
                                                    -------           ------
                                                    $7,260            $6,505
                                                    =======           ======


6.       Notes Payable

Notes payable consist of the following:
                                                           December 31,
                                                     1998              1997

          Term note (a)                            $  880            $1,086
          Fixed asset term note payable (b)         1,500                 -
          Fixed asset line of credit (b)              366                 -
          Note  payable-shareholders (c)              335               446
          Capital lease obligations (d)               432               497
          Other                                         3                10
                                                   ------            ------
                                                    3,516             2,039
          Less: current maturities                    908               543
                                                   ------            ------
                                                   $2,608            $1,496
                                                   ======            ======

The Company's primary debt facility consists of an Amended and Restated Loan & Security Agreement dated November 1995 with its primary bank, as amended (collectively, the "Bank Agreement").

(a) In December 1996, under the Bank Agreement, the Company executed a term note for $1,300. In 1997, this term note was converted from a U.S. dollar denominated loan to a German mark based loan (Note 7). The term note, due January 2002, is payable in monthly installments of approximately $22 and bears interest at a variable German Euro-Rate (3.5% at December 31, 1998), as defined, plus 1.75%.

(b) During 1998, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit and a German mark denominated line of credit (Note 7) for the purpose of purchasing fixed assets. Each line of credit has a maximum borrowing limit of $1,500. Interest only is payable monthly at a rate equal to a variable Euro-Rate, as defined, plus 1.5%. As of December 31, 1998, the Company converted the German mark denominated line of credit to a term note payable in 54 equal monthly installments. On December 31, 1999, the U.S. dollar denominated line of credit will be converted into a term note payable in 54 equal monthly installments.

(c) Notes payable - shareholders, due September 2001, is payable in annual installments of $112 and bears interest at the prime rate (7.75% as of December 31, 1998), as defined, plus 0.5%.

(d) The Company has entered into capitalized lease agreements for equipment which are payable through 2002 at interest rates ranging from 6% to 9.3%.

The minimum annual maturities of notes payable and capital lease obligations at December 31, 1998 are approximately as follows:

                                    1999             $    908
                                    2000                  895
                                    2001                  910
                                    2002                  548
                                    2003                  255
                                                     --------
                                                     $  3,516

7.       Financial Instruments

The Company selectively enters into derivative financial instruments to offset its exposure to foreign currency risks. These financial instruments include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary, and (ii) German mark based loans to act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities, and intercompany transactions being hedged. Forward exchange contracts are adjusted to market value and the resulting gains and losses are reflected in income. At December 31, 1998, the Company had no foreign currency forward exchange contracts outstanding.

8.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                  1998            1997
                                                  -----           -----
             Deferred tax assets:
               Reserves on current assets         $ 384           $ 379
               Inventory capitalization             143             121
               Warranty reserve                     167             141
               Accrued legal settlement             275             564
               Other accrued expenses               339             907
                                                 ------          ------
                                                 $1,308          $2,112
                                                 ======          ======
             Deferred tax liability:
               Advance license fee               $  705          $  552
               Deferred gain on involuntary
                 conversion                          20              19
                                                 ------          ------
                                                 $  725          $  571
                                                 ======          ======


Significant components of the provision for income taxes are as follows:

                                                   Year ended December 31,
                                                 1998       1997       1996
                                                 ----       ----       ----
          Current:
            Federal                            $1,209     $   683    $1,432
            Foreign                              (103)          -      (208)
            State                                 148          51       336
                                               ------      ------    ------
          Total current                         1,254         734     1,560

          Deferred:
            Federal                                742        727       232
            State                                  216        212        11
                                                ------     ------    ------
          Total deferred                           958        939       243
                                                ------     ------    ------
          Provision for income taxes            $2,212     $1,673    $1,803
                                                ======     ======    ======

The effective income tax rate of 33.0%, 36.0% and 37.7% for the years ended December 31, 1998, 1997, and 1996, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:

                                                      December 31,
                                             1998         1997         1996
                                             ----         ----         ----
     Statutory federal tax provision       $2,280       $1,582       $1,625
     State income taxes, net of
       federal income tax benefit             240          174          258
     Foreign income taxes                     (98)            -         (54)
     Other                                   (210)         (83)         (26)
                                           ------       ------       ------
     Provision  for income taxes           $2,212       $1,673       $1,803
                                           ======       ======       ======


9.       Related Party Transactions

The Company's principal shareholder, Chairman, President, and CEO and his spouse, the Company's Vice President, Administration, Secretary, Treasurer and a director, own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to related parties were approximately $762, $729, and $699 for the years ended December 31, 1998, 1997 and 1996, respectively. The lease for the real estate was renewed in 1999 and expires in March 2004. Future minimum lease payments required under the lease are approximately $796 in 1999, $832 in 2000, $869 in 2001, $908 in 2002,
$949 in 2003, and $240 thereafter, excluding taxes and insurance.

The notes payable - shareholders referred to in Note 6 include a loan payable to the principal shareholder, Chairman, President and CEO. In 1998, the fourth installment of the seven-year notes was paid to the principal shareholder in the amount of $143, which included $38 of interest.

The Company incurred expenses of $56, $75, and $62 for tax services rendered by an accounting firm during the years ended December 31, 1998, 1997 and 1996, respectively. A partner in this accounting firm is a shareholder and director of the Company.

10.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease office space for its foreign subsidiaries and vehicles.

Future minimum lease payments required under the lease agreements as of December 31, 1998 are $372 in 1999, $205 in 2000, $158 in 2001, $103 in 2002,
and $32 in 2003. Rental expense for 1998, 1997 and 1996 was approximately $297, $196, and $200, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and agreed to pay another $1 million in quarterly installments of $125 over two years ending in December 1998. In December 1997, the Company and Symbol amended the Symbol Agreement to provide for the purchase of the Company's HoloTrak industrial holographic scanners for resale by Symbol under Symbol's brand label. This arrangement replaced a prior commitment of Symbol under the Symbol Agreement to purchase the Company's products. Royalty expense under the Symbol Agreement amounted to $2,826 and $1,513 in 1998 and 1997, respectively.

In December 1993, the Company entered into an agreement settling patent litigation brought by Symbol which provided the Company future rights to use certain technology. The agreement required the Company to pay annual amounts for a 12-year period aggregating a minimum of $4,450 and a maximum of $7,500. The Company accrued the $4,450 minimum obligation in 1993 to account for the settlement of the patent litigation. In connection with the Symbol Agreement, Symbol and the Company amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7,500 to approximately $5,111. The result of the amended December 1993 settlement amounted to a net reduction in expense for the year ended December 31, 1996 of $287, which was recorded upon the signing of the Symbol Agreement in the fourth quarter of 1996.

Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Credit Facility

The Bank Agreement (Note 6) expires annually on June 30, and includes financial covenants with which the Company is in compliance. The Bank Agreement includes an available unsecured line of credit of $7,500, which bears interest at a rate selected by the Company from interest rate options offered under the Bank Agreement. Interest rate options consist of (i) the bank's prime rate (7.75% at December 31, 1998) minus 0.25%, or (ii) the bank's Euro-Rate (5.1% at December 31, 1998) plus 1.50%. As of December 31, 1998, no amounts were outstanding under the line of credit.

The Company also has a 500 German mark unsecured revolving line of credit with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of December 31, 1998, no amounts were outstanding under this revolving credit facility.

11.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the President and Chief Executive Officer and are equal to a percentage of each participant's compensation. The Company's contributions were $300, $300, and $302 in 1998, 1997 and 1996, respectively.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan, contributions to which are partially matched by the Company. Contribution expenses were $62, $55, and $48 in 1998, 1997 and 1996, respectively.

12.      Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 1998, 1997 or 1996.

The Company has operations in the United States and Germany. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.


                   United States Operations               German
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated
Sales        1996 $17,445   $2,535    $ 6,060   $26,040   $20,931    $46,971
             1997  19,684      855      7,336    27,875    25,620     53,495
             1998  26,058    1,351     10,734    38,143    27,498     65,641
Income (loss)
before provision
for income taxes

             1996                               $ 5,236   $  (458)   $ 4,778
             1997                                 4,686       (33)     4,653
             1998                                 6,872      (167)     6,705


Identifiable
 assets      1996  29,046     -          -      $29,046   $ 6,946    $35,992
             1997  31,091     -          -       31,091     7,367     38,458
             1998  37,455     -          -       37,455     8,841     46,296

13.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and a board member. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 1,600,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 700,000 shares were available for grant under the Incentive Plan at December 31, 1998. Options granted under the Incentive Plan are exercisable 20% on the date of grant and 20% per year, thereafter. Each option shall expire four to ten years after becoming exercisable.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively, risk-free interest rates of 6.2%, dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 40%, 50% and 50%, and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     1998     1997     1996
                                                     ----     ----     ----
                           Net income:
                             As reported           $4,493   $2,980   $2,975
                             Pro forma              2,811    2,391    2,352
                           Net income per share:
                                Basic:
                                    As reported    $ 0.83   $ 0.56  $  0.57
                                    Pro forma        0.52     0.45     0.45
                                Diluted:
                                    As reported    $ 0.82   $ 0.55  $  0.56
                                    Pro forma        0.51     0.44     0.44

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the year 2000 due to the four year vesting period of options granted in 1996, the first year since implementation of SFAS 123 was a required disclosure.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1997, and 1998 follows:


                                             Options (in   Weighted-Average
                                             thousands)    Exercise Price

                                            -------------- ----------------
Outstanding - December 31, 1995                      306           $11.93
Granted                                              251            11.38
Exercised                                            (18)           11.69
Canceled                                             (17)           12.07
                                            -------------- ----------------
Outstanding - December 31, 1996                      522            $11.67
Granted                                               25             16.13
Exercised                                            (87)            11.88
Canceled                                             (12)            12.08
                                            -------------- ----------------
Outstanding-December 31, 1997                        448             11.84
Granted                                              350             12.95
Exercised                                            (30)            11.79
Canceled                                             (16)            11.99
                                            -------------- ----------------
Outstanding-December 31, 1998                        752            $12.36
                                            ============== ================
Exercisable at December 31, 1998                     368            $11.98
                                            ============== ================
Weighted-average fair value of
  options granted during 1998                      $6.96
                                            ==============


Exercise prices for options outstanding as of December 31, 1998 ranged from $11.00 to $16.13. The weighted-average remaining contractual life of those options is six years.

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

15.      Holoscan

The Company completed the purchase of all of the outstanding shares of common stock of Holoscan on March 1, 1996 for $521, net of cash acquired. The acquisition of Holoscan, Inc. was accounted for using the purchase method. A substantial portion of the consideration paid by the Company for the acquisition of Holoscan was allocated to holographic technology and is being amortized over ten years. The Company has consolidated the results of operations of Holoscan since March 1, 1996. The Company has not included pro forma financial information with respect to the Holoscan acquisition since the effects were not material.

Pursuant to an option agreement entered into in March 1995 among the Company, Holoscan and the previous holders of all of Holoscan's outstanding common stock and options and warrants to purchase common stock (collectively, the "Holders"), the Company agreed to pay each Holder, through 1998, a payment based on the Company's sales of certain holographic laser scanners. During the years ended December 31, 1998, 1997 and 1996, $194, $44 and $15, respectively, was paid to the Holders. All such amounts incurred are considered additions to holographic technology and are being amortized over the remainder of the ten-year period.

16.      Joint Venture

In January 1998, the Company completed the formation of a joint venture with a Brazilian based company formerly doing business as a distributor of bar code scanning equipment. The joint venture is operating under the name of Metrologic do Brasil Ltda. and provides sales, distribution, and service to the Company's Brazilian customers. The Company paid $510 for 51% ownership of the joint venture.

Supplementary Data
Quarterly Consolidated Operating Results (Unaudited)

The following tables present unaudited quarterly operating results for the Company for each quarter of 1998 and 1997. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

Quarterly Consolidated Operating
Results (Unaudited) (In Thousdands except share and per share data)
                                            Three months ended
                              ----------------------------------------------
                               March 31,   June 30,  September 30, December 31,
                                 1998        1998        1998         1998
                              ----------  ----------  ----------  ----------
Sales                         $ 15,227    $ 16,069    $ 17,001     $ 17,344
Cost of sales                    9,367       9,619      10,180       10,532
                              --------    --------    --------    ---------
Gross profit                     5,860       6,450       6,821        6,812

Selling,  general and
  administrative expenses        3,343       3,834       4,143        4,217
Research and development
  expenses                       1,114       1,045         956        1,042
                              --------   ---------   ---------   ----------
Operating income                 1,403       1,571       1,722        1,553

Other (expenses) income
    Interest income                137         122         126          136
    Interest expense               (38)        (42)        (45)         (52)
    Foreign currency transaction
     gain (loss)                    57         (36)         63           (3)
    Other,  net                     34          26          (1)         (28)
                             ---------   ---------   ---------   ----------
    Total other income             190          70         143           53
                             ---------   ---------   ---------   ----------
Income before provision for
    income taxes                 1,593       1,641       1,865        1,606

Provision for income taxes         573         591         671          377
                             ---------   ---------   ---------    ---------
Net income                   $   1,020   $   1,050   $   1,194    $   1,229
                             =========   =========   =========    =========
Basic earnings per share
    Weighted average shares
      outstanding             5,371,626   5,391,408   5,399,642    5,404,512
                             ==========  ==========  ==========   ==========
    Basic earnings per
      share                  $     0.19  $     0.19  $     0.22   $    0.23
                             ==========  ==========  ==========   ==========
Diluted earnings per share
    Weighted average shares
      outstanding              5,371,626   5,391,408   5,399,642   5,404,512
    Net effect of dilutive
      securities                 169,343     185,298      99,732      29,471
                              ----------  ----------  ----------  ----------
    Total shares outstanding
       used in computing
       diluted earnings
       per share               5,540,969   5,576,706   5,499,374   5,433,983
                              ==========  ==========  ==========  ==========
    Diluted earnings per
      share                   $     0.18  $     0.19  $     0.22  $     0.23
                              ==========  ==========  ==========  ==========

Supplementary Data (Con't)

Quarterly Consolidated Operating Results (Unaudited)
(In Thousdands except share and per share data)


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

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, presently scheduled to be held on June 25, 1998, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 1998.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)      1.       Financial Statements

                             The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

                             Report of Ernst & Young LLP, Independent Auditors

                             Consolidated Balance Sheets at December 31, 1998 and 1997

                             Consolidated Statements of Operations for each of the three years in the period ended
                             December 31, 1998

                             Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

                             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

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

                    10.24 Joint Venture Agreement between MTLG Investments, Inc. and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

                    10.25 Quotaholders' Agreement between MTLG Investments, Inc and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

                    10.26 Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire Rosenberg Bulka in favor of MTLG Investments, Inc. dated December 12, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                             1997).

                    10.27 Convertible Line of Credit Note between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

                    10.28 Convertible Line of Credit Note between Metrologic Instruments, Inc. and PNC Bank, National Association dated December 11, 1998.

                    10.29 Amendment to Loan and Security Agreement dated December 11, 1998 between Metrologic Instruments, Inc. and PNC Bank, National Association.

                    21       Subsidiaries of the Registrant

                    22       Consent of Ernst & Young LLP

                    27       Financial Data Schedule

           (b)      Reports on Form 8-K

                    None

                Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996

                       (All dollar amounts in thousands)

                                            1998       1997      1996
                                            ----       ----      ----
Allowance for possible losses on
     accounts and notes receivable:
         Balance at beginning of year       $408       $493      $224
         Additions charged to expense         38        116       290
         Write-offs                          (57)      (201)      (21)
                                          -------     ------    ------
Balance at end of year                      $389       $408      $493
                                          =======     ======    ======

                                                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         METROLOGIC INSTRUMENTS, INC.

                                         By:/s/ C. Harry Knowles
                                               C. Harry Knowles
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)
                                          Dated:  March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles      Chairman of the Board, President       March 31, 1999
     C. Harry Knowles     and Chief Executive Officer
                          (Principal Executive Officer)

/s/ Janet H. Knowles      Director, Vice President,              March 31, 1999
     Janet H. Knowles     Administration, Secretary, and Treasurer


/s/ Thomas E. Mills IV    Director, Executive Vice President,    March 31, 1999
     Thomas E. Mills IV   Chief Operating Officer, Chief Financial
                          Officer and Vice President Finance
                          (Principal Financial Officer and
                          Principal Accounting Officer)

/s/ Stanton L. Meltzer    Director                               March 31, 1999
     Stanton L. Meltzer

/s/ William Rulon-Miller  Director                               March 31, 1999
     William Rulon-Miller

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

  10.24 Joint Venture Agreement between MTLG Investments, Inc. and
        CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.25 Quotaholders' Agreement between MTLG Investments, Inc and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.26 Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire Rosenberg Bulka in favor of MTLG Investments, Inc. dated December 12, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.27 Convertible Line of Credit Note between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to
        Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  10.28 Convertible Line of Credit Note between Metrologic Instruments, Inc. 48 and PNC Bank, National Association dated December 11, 1998.

  10.29 Amendment to Loan and Security Agreement dated December11,1998 between Metrologic Instruments, Inc. and PNC Bank,
        National Association.                                                51

  21    Subsidiaries of the Registrant                                       55

  23    Consent of Ernst & Young LLP                                         56

  27    Financial Data Schedule                                              57

Exhibit 10.28


[OBJECT OMITTED]
Convertible Line of Credit Note

$1,500,000.00                                   December 11, 1998

FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower"), with an address at Coles Road at Route 42, Blackwood, NJ, 08012, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 1950 East Route 70, 3rd Floor, Cherry Hill, NJ 08003 or at such other location as the Bank may designate from time to time, the principal sum of ONE MILLION FIVE HUNDRED THOUSAND DOLLARS ($1,500,000.00) or such lesser amount as may be advanced to or for the benefit of the Borrower under the Convertible Line of Credit established pursuant to the Amendment (as hereinafter defined), together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1. Rate of Interest. Amounts outstanding under this Note will bear interest at a rate per annum as set forth in the Amendment (as hereinafter defined).

2. Payment Terms. Commencing February 1, 2000, principal shall be due and payable in fifty-four (54) equal consecutive monthly installments, each of which shall be in an amount determined by dividing the outstanding principal amount hereunder on December 31, 1999 by fifty four (54). A final installment shall be payable on July 1, 2004, in an amount equal to the remaining outstanding principal balance hereunder. Interest shall be payable monthly on the first day of each month commencing January 1, 1999.

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

3. Prepayment. If this Note bears interest at the Prime Based Rate (as defined in the Amendment), the portion of principal bearing interest at the Prime Based Rate may be prepaid in whole or part at any time without penalty. If this Note bears interest at the Euro Rate Based Rate (as defined in the Amendment), the Loan may be prepaid in whole or in part at any time without penalty, subject to the indemnity provision contained in Section 3 of the Amendment. If Borrower elects the As Offered Rate (as defined in the Amendment), notwithstanding anything contained herein to the contrary, upon any prepayment by or on behalf of the Borrower (whether voluntary, on default or otherwise), the Bank may require, if it so elects, the Borrower to pay the Bank as compensation for the cost of being prepared to advance fixed rate funds hereunder an amount equal to the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a) the difference between (i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus (ii) the yield on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years, from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected Interest Rates." For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note while an As Offered Rate is in effect.

4. Other Loan Documents. This Note is issued in connection with a certain Amended and Restated Loan Agreement between Borrower and Bank dated November 10, 1995, as amended to date, including by Amendment (the "Amendment") dated the date hereof (as amended, the "Loan Agreement"), the terms of which are incorporated herein by reference (the Loan Agreement together with all related documents, instruments and agreements shall be referred to collectively as the "Loan Documents"), evidences the Convertible Line of Credit as defined in the Amendment and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note.

5. Events of Default. The occurrence of any Event of Default under the Loan Agreement shall constitute an "Event of Default" under this Note.

6.  [Intentionally Omitted].

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

This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE BANK AND THE BORROWER DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED, EXCLUDING ITS CONFLICT OF LAWS RULES. The Borrower hereby irrevocably consents to the jurisdiction of any state or federal court for the county or judicial district where the Bank's office indicated above is located, and consents that all service of process be sent by nationally recognized overnight courier service directed to the Borrower at the Borrower's address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Note.

9. WAIVER OF JURY TRIAL. EACH OF BORROWER AND BANK IRREVOCABLY WAIVES ANY AND ALL RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS NOTE, ANY DOCUMENT EXECUTED IN CONNECTION WITH THIS NOTE OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE BORROWER AND BANK ACKNOWLEDGE THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

The Borrower acknowledges that it has read and understood all the provisions of this Note, including the waiver of jury trial, and has been advised by counsel as necessary or appropriate.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.


METROLOGIC INSTRUMENTS, INC.



By:   /s/ C. Harry Knowles_______________

Name:   C. Harry Knowles_______________

Title:  President _

Exhibit 10.29

                    AMENDMENT TO LOAN AND SECURITY AGREEMENT


                  THIS AMENDMENT (the "Amendment") made as of December 11, 1998 by and between METROLOGIC INSTRUMENTS, INC. ("Borrower") and PNC BANK, NATIONAL ASSOCIATION, successor by merger to Midlantic Bank, N.A.
("Bank").

                              B A C K G R O U N D

                  Bank and Borrower are parties to that certain Amended and Restated Loan Agreement dated as of November 10, 1995 (as amended to date, the "Credit Agreement). Bank and Borrower desire to amend the Credit Agreement in the manner hereinafter set forth. All capitalized terms used in this Amendment but which are not defined herein shall have the respective meanings given thereto in the Credit Agreement. Except to the extent otherwise set forth herein to the contrary, all of the terms hereof are effective as of the date hereof.

                  NOW, THEREFORE, the parties, INTENDING TO BE LEGALLY BOUND, agree as follows:

1. Convertible Line of Credit. In addition to each other Loan established by the Credit Agreement, Bank hereby establishes for Borrower a non-revolving convertible line of credit (herein, the "Convertible Line") subject to the following terms: From time to time through and including December 31, 1999, upon Borrower's request and subject to the terms of the Credit Agreement, as amended hereby, Bank will make advances to the Borrower, under the Convertible Line, up to an aggregate amount of $1,500,000 for the purpose of financing Eligible Capital Expenditures (as hereinafter defined). The Convertible Line is a non-revolving facility and cannot be re-borrowed after repayment of any of the principal thereof. Each advance will be in an amount not to exceed 90% of the Eligible Capital Expenditure, and Borrower will, as a condition to each advance, provide Bank with an invoice reflecting the amount of the Eligible Capital Expenditure and that the same is due. On January 1, 2000 all advances then outstanding will be converted to a term loan and shall be repaid in accordance with the Convertible Line Note (as hereinafter defined), provided, that at Borrower's option, the principal outstanding as of December 31, 1999 can be converted to a lease with PNC Leasing Corp., subject to such terms, including amount of lease payments and effective rate of interest, and conditioned on execution of lease documents, as shall be acceptable to Bank and PNC Leasing Corp.

                           a.       As  used   herein,   "Eligible   Capital
Expenditures" shall mean capital expenditures made by Borrower during the period commencing on the date hereof through December 31, 1999 for which no debt (other than the Convertible Line) has been incurred and which are for the purchase of equipment, including associated "soft" costs such as installation charges, in the ordinary course of Borrower's business.

                           b.       The  Convertible  Line  shall be deemed to
be one of the "Loans" and shall be part of the "Obligations" for all purposes of the Credit Agreement, and the Convertible Line Note shall be deemed one of the "Notes" for all purposes of the Credit Agreement.

                           c.       Contemporaneously  herewith,  Borrower
will execute and deliver to Bank a promissory note (the "Convertible Line Note") to evidence Borrower's obligation to repay to Bank, with interest, the principal amount of the Convertible Line, all as more fully set forth in the Convertible Line Note, the terms of which are incorporated herein by reference.

2. Interest Rate. Principal shall bear interest at a rate per annum (the "Euro-Rate Based Rate") (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to the sum of (a) the Euro-Rate plus (b) one hundred fifty (150) basis points, for each Euro Rate Interest Period; provided that Borrower may elect, by written notice given to Bank prior to January 1, 2000 to have the entire principal balance of the Convertible Line bear interest on and after January 1, 2000 at the As Offered Rate (as hereinafter defined). For the purpose hereof, the following terms shall have the following meanings:

         "As Offered Rate" shall mean a rate of interest per annum (computed on the basis of a year of 360 days and the actual number of days elapsed), determined in the Bank's sole discretion, as offered from time to time by the Bank to the Borrower as the rate at which the Bank would advance funds to the Borrower for the interest period requested (the "As Offered Rate Interest Period") in the principal amount requested.

         "Euro-Rate" shall mean the interest rate per annum determined by Bank by dividing (the resulting quotient rounded upward to the nearest 1/16th of 1% per annum) (i) the rate of interest determined by Bank in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the eurodollar rate two (2) Business Days prior to the first day of each Euro-Rate Interest Period for an amount comparable to the principal amount of the Convertible Line Note and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage.

         "Euro-Rate Interest Period" shall mean one month; provided, that if a Euro-Rate Interest Period would end on a day which is not a business day of Bank (a "Business Day"), it shall end on the next succeeding Business Day, unless such day falls in the succeeding calendar month in which case the Euro-Rate Interest Period shall end on the next preceding Business Day. In no event shall any Euro-Rate Interest Period end after July 1, 2004.

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

         "Prime Rate" shall mean the rate of interest announced from time to time by the Bank at its principal office as its prime rate, which rate may not be the lowest interest rate then being charged commercial borrowers by the Bank.

         "Prime Based Rate" shall mean the Prime Rate, as defined above, minus 75 basis points.

                           a.       If Bank determines  (which  determination
shall be final and conclusive) that, by reason of circumstances affecting the interbank eurodollar market generally, deposits in dollars (in the applicable amounts) are not being offered to banks in the interbank eurodollar market for the selected term, or adequate means do not exist for ascertaining the Euro-Rate, then Bank shall give notice thereof to Borrower. Thereafter, until Bank notifies Borrower that the circumstances giving rise to such suspension no longer exist, (a) the availability of the Euro-Rate Based Rate shall be suspended, and (b) the interest rate for all principal then bearing interest at the Euro-Rate Based Rate shall be converted to the Prime Based Rate at the expiration of the then current Euro-Rate Interest Period.

                           b.       In  addition,   if,  after  the  date
hereof, Bank shall determine (which determination shall be final and conclusive) that any enactment, promulgation or adoption of or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by a governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank with any guideline, request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for Bank to make or maintain or fund loans at the Euro-Rate Based Rate, Bank shall notify Borrower. Upon receipt of such notice, until Bank notifies Borrower that the circumstances giving rise to such determination no longer apply, (i) the availability of the Euro-Rate Based Rate shall be suspended, and (ii) the interest rate on all principal then bearing interest at the Euro-Rate Based Rate shall be converted to the Prime Based Rate either (a) on the last day of the then current Euro-Pate Interest Period if Bank may lawfully continue to maintain principal at the Euro-Rate Based Rate to such day, or (b) immediately if Bank may not lawfully continue to maintain principal at the Euro-Rate Based Rate.

                  3. Interest Rate Election. Subject to the Borrower's right to elect the As Offered Rate as set forth in Section 2 above, at the end of each Euro-Rate Interest Period, Borrower shall be deemed to have selected another one month interest period, such that the entire principal balance of the Convertible Line Note shall bear interest at the Euro-Rate Based Rate for consecutive one-month Euro-Rate Interest Periods. Borrower shall indemnify Bank against all liabilities, losses or expenses (including loss of margin, any loss or expense incurred in liquidating or employing deposits from third parties and any loss or expense incurred in connection with funds acquired by Bank to fund or maintain loans bearing interest at the Euro-Rate Based Rate) which Bank sustains or incurs as a consequence of any attempt by Borrower to prepay prior to the expiration of the applicable Euro-Rate Interest Period any principal accruing interest at the Euro-Rate Based Rate, including by reason of any scheduled payment of principal or by reason of Borrower's election to convert to a As Offered Rate prior to the end of an Euro-Rate Interest Period. If Bank sustains or incurs any such loss, it shall notify Borrower of the amount determined by Bank to be necessary to indemnify Bank for such loss or expense (which determination may include such assumptions, allocations of costs and expenses and averaging or attribution methods as Bank deems appropriate). Such amount shall be due and payable by the Borrower ten (10) days after such notice is given.

                  4. One Tranche. Each Euro-Rate Interest Period will be applicable to the entire principal balance, and not more than one tranche of principal accruing interest at the Euro-Rate Based Rate shall be outstanding at any one time.

                  5. Default Rate. Should there occur an Event of Default under the Credit Agreement, interest on the Convertible Line shall accrue as set forth in Section 2.04(d) of the Credit Agreement.

                  6. Conditions. Concurrently herewith and as a condition to the effectiveness hereof, Borrower shall deliver the following (all documents to be in form and substance acceptable to the Bank):

(a)      Borrower will execute and deliver to Bank the Convertible Line Note;
and

(b) Borrower shall deliver to Bank a certified copy of a resolution of Borrower's board of directors authorizing the execution and delivery of this Amendment and the other documents to be executed pursuant hereto.

                  7.       Miscellaneous.

                           (a)      Construction.  The provisions of this
Amendment shall be in addition to those of the Credit Agreement, all of which shall be construed as integrated and complementary to each other. In the event of any express inconsistency between the terms hereof and those contained in the Credit Agreement, the terms hereof shall control. Except as modified by the terms hereof, all terms and provisions of the Credit Agreement remain unchanged and in full force and effect.

                           (b)      Binding  Effect;  Assignment and Entire
Agreement. This Amendment shall inure to the benefit of, and shall be binding upon, the respective successors and permitted assigns of the parties hereto. This Amendment, together with the Credit Agreement constitutes the entire agreement among the parties relating to the subject matter thereof.

(c) Waiver of Jury Trial. BORROWER AND BANK IRREVOCABLY WAIVE TRIAL BY JURY AND THE RIGHT THERETO IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH, OR ARISING OUT OF, THIS AMENDMENT, OR ANY INSTRUMENT OR DOCUMENT DELIVERED PURSUANT TO THIS AMENDMENT, OR THE VALIDITY, INTERPRETATION, COLLECTION OR ENFORCEMENT THEREOF.

(d) Expenses. In addition to all other expense reimbursement obligations of the Borrower contained in the Credit Agreement, Borrower will reimburse Bank for all costs and expenses, including reasonable attorneys' fees, incurred by Bank in the negotiation, preparation and consummation of this Amendment and the documents to be delivered pursuant thereto.

(e) Reaffirmation. Borrower ratifies and reaffirms all of its obligations to Bank and agrees that the same are owing without set-off, counterclaim or other defense of any nature. Borrower specifically ratifies and reaffirms all confession of judgment and waiver of jury trial provisions set forth in the Credit Agreement.

                  8. Counterparts. This Amendment may be executed in counterparts, each which shall be deemed to be an original but all of which together shall constitute but one and the same instrument.

                  IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.


                         PNC BANK, NATIONAL ASSOCIATION

                         By: /s/Steven Prokop_____________________________


                         METROLOGIC INSTRUMENTS, INC.

                         By:/s/C. Harry Knowles___________________________

                         Attest:

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

   Holoscan, Inc., a California corporation

   MTLG Investments Inc., a Delaware corporation

   Metrologic Instruments (Barbados) Inc., a Barbados corporation

   Metrologic Instruments GmbH, a German corporation

EXHIBIT 23


                          CONSENT OF ERNST & YOUNG LLP


We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-89376) pertaining to Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement on Form S-8 (Registration No. 33-86670) pertaining to Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated February 25, 1999 with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 1998.

                                                  /s/ Ernst & Young, LLP

Philadelphia, Pennsylvania
March 31, 1999