Form 10-Q
period 1999-03-31
METROLOGIC INSTRUMENTS INC
filed 1999-05-17
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 13, 1999 there were 5,411,797 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets -
                    March 31, 1999 and December 31, 1998                   3

                    Condensed Consolidated Statements of Operations -
                    Three Months Ended March 31, 1999 and March 31, 1998   4

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1999 and
                    March 31, 1998                                         5

                    Notes to Condensed Consolidated Financial Statements   6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

Part II - Other Information

         Item 1.  Legal Proceedings                                       13
         Item 2.  Changes in Securities and Use of Proceeds               13
         Item 3.  Defaults upon Senior Securities                         13
         Item 4.  Submission of Matters to a Vote of Security Holders     13
         Item 5.  Other Information                                       13
         Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                                14

Exhibit Index                                                             15

                  Financial Data Schedule                                 16

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                                March 31,
Assets                                                       1999      1998
                                                           --------  --------
     Current assets:
        Cash and cash equivalents                          $  7,939  $ 10,684
        Accounts receivable,  net of allowance of $407 and
            $389 in 1999 and 1998,  respectively             15,186    14,542
        Inventory                                             9,481     6,900
        Deferred income taxes                                 1,283     1,308
        Other current assets                                    744     1,073
                                                           --------  --------
     Total current assets                                    34,633    34,507

     Property,  plant and equipment, net                      6,765     6,382
     Patents and trademarks,  net of amortization
        of $627 and $604 in 1999 and 1998,  respectively      1,875     1,745
     Holographic technology,  net of amortization of $279
        and $250 in 1999 and 1998, respectively                 803       832
     Advance license fee, net of amortization of $265
        and $235 in 1999 and 1998, respectively               1,735     1,765
     Security deposits and other assets                       1,139     1,065
                                                           --------  --------
     Total assets                                          $ 46,950  $ 46,296
                                                           ========  ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of notes payable                   $    930  $    908
        Accounts payable                                      3,983     4,155
        Accrued expenses                                      7,695     7,260
        Accrued legal settlement                                428       688
                                                           --------  --------
     Total current liabilities                               13,036    13,011

     Notes payable,  net of current portion                   2,598     2,608
     Deferred income taxes                                      621       676

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                              -         -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,410,125 and 5,404,512 shares
            issued and outstanding in 1999 and 1998,
            respectively                                         54        54
        Additional paid-in capital                           17,002    16,933
        Retained earnings                                    14,110    13,069
        Accumulated other comprehensive income                 (471)      (55)
                                                           --------  --------
        Total shareholders' equity                           30,695    30,001
                                                           --------  --------
     Total liabilities and shareholders' equity            $ 46,950  $ 46,296
                                                           ========  ========

                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)

                                                     Three Months Ended
                                                          March 31,
                                                    1999              1998
                                                         (unaudited)

Sales                                            $ 18,253          $ 15,227
Cost of sales                                      10,963             9,367
                                                 --------          --------
Gross profit                                        7,290             5,860

Selling,  general and administrative expenses       4,588             3,343
Research and development expenses                     960             1,114
                                                 --------          --------
Operating income                                    1,742             1,403



Other (expenses) income
    Interest income                                   131               137
    Interest expense                                  (57)              (38)
    Foreign currency transaction (loss) gain         (214)               57
    Other,  net                                         -                34
                                                 --------          --------
    Total other (expense) income)                    (140)              190
                                                 --------          --------
Income before provision for income taxes            1,602             1,593

Provision for income taxes                            561               573
                                                 --------          --------
Net income                                        $ 1,041          $  1,020
                                                 ========          ========
Basic earnings per share
     Weighted average shares outstanding        5,408,560         5,371,626
                                                 ========          ========
     Basic earnings per share                      $ 0.19          $   0.19
                                                 ========          ========
Diluted earnings per share
     Weighted average shares outstanding        5,408,560         5,371,626
     Net effect of dilutive securities             92,668           169,343
                                                 --------          --------
     Total shares outstanding used in
        computing diluted earnings per share    5,501,228         5,540,969
                                                 ========          ========
     Diluted earnings per share                    $ 0.19            $ 0.18
                                                 ========          ========
                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                       Three Months Ended
                                                             March 31,
                                                     1999               1998
                                                           (Unaudited)
Operating activities

Net cash (used in) provided by operating
  activities                                       $ (2,061)           $   811

Investing activities

Purchase of property,  plant and equipment             (742)              (920)
Patents and trademarks                                 (153)               (66)
Advance license fee                                       -               (125)
Other intangibles                                         -               (536)
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired                       -                (19)
                                                    -------            -------
Net cash used in investing activities                  (895)            (1,666)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        65                 85
Proceeds from issuance of notes payable                 336                  -
Principal payments on notes payable                    (124)              (126)
Capital lease payments                                  (21)               (41)
                                                    -------            -------
Net cash provided by (used in) financing activities     256                (82)

Effect of exchange rates on cash                        (45)                48
                                                    -------            -------
Net decrease in cash and cash equivalents            (2,745)              (889)
Cash and cash equivalents at beginning of period     10,684             13,096
                                                    -------            -------
Cash and cash equivalents at end of period         $  7,939            $12,207
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $     58            $    28

     Cash paid for income taxes                    $    192            $    29

     Tax benefit from stock options                $      4            $    32

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

2.       Accounting Policies

Interim Financial Information

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1998 contained therein.

3.       Inventory

         Inventory consists of the following:
                                             March 31,          December 31,
                                               1999                 1998

                  Raw materials              $ 3,714              $ 3,280
                  Work-in-process              3,816                2,614
                  Finished goods               1,951                1,006
                                             -------              -------
                                             $ 9,481              $ 6,900

4.       Comprehensive Income

         The Company's total comprehensive earnings were as follows:

                                                    Three Months Ended
                                                          March 31,
                                                         (Unaudited)
                                                    1999           1998

       Net earnings                                $1,041         $1,020
       Other comprehensive
          losses:
          Change in equity due to foreign
          currency translation adjustments           (416)          (100)
                                                   ------         ------
       Comprehensive earnings                      $  626         $  920

5.       Geographical Information

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

                   United States Operations               German
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended
March 31, 1999:

Sales             $ 7,004   $951      $ 2,626   $10,581   $ 7,672    $18,253

Income (loss)
before provision
for income taxes                                $ 1,753   $  (151)   $ 1,602

Identifiable
 assets           $38,815     -          -      $38,815   $ 8,135    $46,950


Three months ended
March 31, 1998:

Sales             $ 6,076   $215      $ 2,066   $ 8,357   $ 6,870    $15,227

Income (loss)
before provision
for income taxes                                $ 1,354   $   239    $ 1,593

Identifiable
 assets           $39,855     -           -     $39,855   $ 6,441    $46,296

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1998 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Condensed Consolidated Financial Statements for the three months ended March 31, 1999 and March 31, 1998 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 85 foreign countries.

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998 (amounts in thousands except per share information)

         Sales increased 19.9% to $18,253 in the three months ended March 31, 1999 from $15,227 in the three months ended March 31, 1998, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, an increase in sales of the Company's HoloTrak(R) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1999 was offset by lower average unit selling prices on POS products, compared to the corresponding period in 1998.

         International sales accounted for $11,441 (62.7% of total sales) in the three months ended March 31, 1999 and $9,151 (60.1% of total sales) in the three months ended March 31, 1998. One customer accounted for 9.2% and 5.9% of the Company's revenues in the three months ended March 31, 1999 and 1998, respectively.

         Cost of sales increased 17.0% to $10,963 in the three months ended March 31, 1999 from $9,367 in the three months ended March 31, 1998, while cost of sales as a percentage of sales decreased to 60.1% from 61.5%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which traditionally yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's products as noted above.

         Selling, general and administrative ("SG&A") expenses increased 37.2% to $4,588 in the three months ended March 31, 1999 from $3,343 in the three months ended March 31, 1998 and increased as a percentage of sales to 25.1% from 22.0%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(TM) program, a business partner program used to market and promote the Company's products.

         Research and development ("R&D") expenses decreased 13.8% to $960 in the three months ended March 31, 1999 from $1,114 in the three months ended March 31, 1998, and decreased as a percentage of sales to 5.3% from 7.3%. The decrease in absolute dollars is a result of higher expenditures in 1998 related to the development of new POS and industrial products.

         Operating income increased 24.2% to $1,742 in the three months ended March 31, 1999 from $1,403 in the three months ended March 31, 1998, and operating income as a percentage of sales increased to 9.5% from 9.2%.

         Other income/expense reflect net other expense of $140 in the three months ended March 31, 1999 compared to net other income of $190 in the corresponding period in 1998. Net other expense for the three months ended March 31, 1999 reflects foreign currency transaction losses of $214, which were primarily a result of the increased value of the U.S. dollar relative to the Brazilian real and the German mark, compared to foreign currency transaction gains of $57 in the corresponding period in 1998.

         Net income increased 2.1% to $1,041 in the three months ended March 31, 1999 from $1,020 in the three months ended March 31, 1998. Net income reflects a 35% effective income tax rate for the three months ended March 31, 1999 compared to 36% for the corresponding period in 1998. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers.

Inflation and Seasonality

         Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future periods will not be impacted by fluctuations in seasonal demand from European customers in its third quarter or from reduced production days in its fourth quarter.

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased to $21,597 as of March 31, 1999 from $21,496 as of December 31, 1998.

         The Company's operating activities used net cash of $2,061 compared with net cash used of $811 for the three months ended March 31, 1999 and 1998, respectively. Net cash used by operating activities for the three months ended March 31, 1999 resulted primarily from increases in accounts receivable and inventory, offset by net income plus non-cash charges and an increase in accrued expenses.

         The Company's total deferred income tax asset of $1,283 and deferred tax liability of $665 are based upon cumulative temporary differences as of March 31, 1999, which provide approximately $1,545 of future net tax deductions against future taxable income. The deferred tax asset arises primarily from recording reserves on current assets as expenses for accounting purposes prior to receiving the related tax benefits. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of March 31, 1999, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 1999. The Company expects to execute another amendment which will extend the term of this agreement through June 30, 2000.

         The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of March 31, 1999, no amounts were outstanding under this revolving credit facility.

         In December 1998, the Company entered into an additional line of credit with its primary bank, denominated in U.S. dollars ("U.S. Dollar Line"), in an amount not to exceed $1,500, for the purchase of fixed assets. As of March 31, 1999, approximately $1,100 was available under the U.S. Dollar Line. The Company is currently making interest-only payments on the U.S. Dollar Line until December 31, 1999, at which time amounts outstanding will convert to a term note, payable over a 54-month period.

         The Company's current plans for capital expenditures for the next twelve months potentially include the purchase of (i) additional manufacturing facilities; (ii) manufacturing automation equipment; (iii) office equipment; and (iv) enhancements to, and additional information systems. Potential capital expenditures amount to approximately $8,400. The Company expects to finance such potential expenditures with a combination of term notes, operating and capital leases, and mortgages.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the German mark and the Brazilian real. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) German mark based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, which result in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark and the U.S. dollar.

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

    (i) IT. All of the Company's current IT systems are not Year 2000 compliant. The Company has replaced substantially all of its IT systems with new, Year 2000 compliant, IT systems for itself and its subsidiaries. The total cost of the new IT systems is estimated to be approximately $1,500, which includes external resource costs, a substantial portion of which will be capitalized. Through March 31, 1999, the Company spent approximately $1,000. Other application software is currently scheduled for implementation in October 1999, which is prior to any anticipated impact on the Company's operating systems.

(ii) Non-IT. The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors with which the Company must work in order to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 compliance programs. The Company maintains maintenance contracts with all information technology vendors and will implement the Year 2000 compliant versions of hardware and/or software as required when those solutions become available. The Company's hardware for workstations, servers, and network routers are expected to be Year 2000 compliant by the third quarter of 1999. As of March 31, 1999, approximately 70% of the Company's hardware and software applications were Year 2000 compliant. However, no assurance can be provided that all required replacement programs will be implemented in a timely manner or that the failure to implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition. As of March 31, 1999, approximately 80% of the Company's facilities and manufacturing system were Year 2000 compliant.

(iii) Third Parties. The Company is in contact with key suppliers in an effort to assure no interruption in the relationship between the Company and these important third parties resulting from the Year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company believes that its actions with respect to key suppliers and customers will minimize these risks. As of March 31, 1999, 80% of the Company's suppliers (constituting all significant vendors) had responded affirmatively regarding their respective Year 2000 readiness. However, such response does not assure Year 2000 compliance of the IT and Non-IT systems used by such suppliers, but instead provides only an indication of the status of their efforts.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                           Exhibit Number

                                    27      Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                          METROLOGIC INSTRUMENTS, INC.



Date: May 17, 1999                        By:/s/ C. Harry Knowles
      ------------                        -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 17, 1999                        By:/s/Thomas E. Mills  IV
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