Form 10-Q
period 1999-06-30
METROLOGIC INSTRUMENTS INC
filed 1999-08-16
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

 90 Coles Road , Blackwood, New Jersey                          08012
(Address of principal executive offices)                      (Zip Code)

                                 (856) 228-8100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 13, 1999 there were 5,414,030 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 1999 and December 31, 1998                          3

              Condensed Consolidated Statements of Operations -
              Three and Six Months Ended June 30, 1999 and
              June 30, 1998                                                4

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1999 and
              June 30, 1998                                                5

              Notes to Condensed Consolidated Financial Statements         6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                           13

Part II - Other Information

         Item 1.  Legal Proceedings                                       13
         Item 2.  Changes in Securities                                   14
         Item 3.  Defaults upon Senior Securities                         14
         Item 4.  Submission of Matters to a Vote of Security Holders     14
         Item 5.  Other Information                                       14
         Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                                15

Exhibit Index                                                             16

                  Financial Data Schedule                                 17

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                          June 30,  December 31,
                                                            1999       1998
                                                           --------  --------
Assets                                                   (unaudited)
     Current assets:
        Cash and cash equivalents                        $  5,678    $ 10,684
        Accounts receivable,  net of allowance             17,271      14,542
        Inventory                                           9,712       6,900
        Deferred income taxes                               1,526       1,308
        Other current assets                                1,742       1,073
                                                         --------    --------
     Total current assets                                  35,929      34,507

     Property,  plant and equipment, net                    8,018       6,382
     Patents and trademarks,  net of amortization
        of $697 and $604 in 1999 and 1998,  respectively    1,964       1,745
     Holographic technology,  net of amortization of $308
        and $250 in 1999 and 1998, respectively               774         832
     Advance license fee, net of amortization of $294
        and $235 in 1999 and 1998, respectively             1,706       1,765
     Security deposits and other assets                     1,029       1,065
                                                         --------    --------
     Total assets                                        $ 49,420    $ 46,296
                                                         ========    ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of notes payable                 $  1,044    $    908
        Accounts payable                                    3,384       4,155
        Accrued expenses                                    9,300       7,260
        Accrued legal settlement                              154         688
                                                         --------    --------
     Total current liabilities                             13,882      13,011

     Notes payable,  net of current portion                 3,038       2,608
     Deferred income taxes                                    621         676

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                            -           -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,411,797 and 5,404,512 shares
            issued and outstanding in 1999 and 1998,
            respectively                                       54          54
        Additional paid-in capital                         17,002      16,933
        Retained earnings                                  15,259      13,069
        Accumulated other comprehensive income               (436)        (55)
                                                         --------    --------
        Total shareholders' equity                         31,879      30,001
                                                         --------    --------
     Total liabilities and shareholders' equity          $ 49,420    $ 46,296
                                                         ========    ========


                            See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                  1999       1998       1999        1998
                                    (Unaudited)            (Unaudited)

Sales                           $19,466   $16,069     $37,719     $31,296
Cost of sales                    11,638     9,619      22,601      18,986

Gross profit                      7,828     6,450      15,118      12,310

Selling, general and
 administrative expenses          4,932     3,834       9,520       7,177
Research and development
 expenses                         1,023     1,045       1,983       2,159

Operating income                  1,873     1,571       3,615       2,974

Other (expenses) income
 Interest income                     83       122         214         259
 Interest expense                   (49)      (42)       (106)        (80)
 Foreign currency transaction
   (loss) gain                     (128)      (36)       (342)         21
 Other, net                           -        26           -          60

 Total other (expenses) income      (94)       70        (234)        260

Income before provision for
 income taxes                     1,779     1,641       3,381       3,234
Provision for income taxes          630       591       1,191       1,164

Net income                      $ 1,149    $1,050     $ 2,190     $ 2,070

Basic earnings per share

  Weighted average shares
   outstanding                5,411,577 5,391,408   5,410,068   5,381,517

  Basic earnings per share       $ 0.21     $0.19     $  0.40     $  0.38

Diluted earnings per share
  Weighted average shares
   outstanding                5,411,577 5,391,408   5,410,068   5,381,517
  Net effect of dilutive
   securities                     3,126   185,298      47,898     177,321

  Total shares outstanding
    used in computing diluted
    earnings per share        5,414,703 5,576,706   5,457,966   5,558,838

  Diluted earnings per share     $ 0.21     $0.19     $  0.40     $  0.37


                    See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                     1999               1998
                                                           (Unaudited)
Operating activities

Net cash used in operating
  activities                                       $ (3,564)           $  (565)

Investing activities

Purchase of property,  plant and equipment           (2,220)            (1,338)
Proceeds from sale of property                            -                 65
Patents and trademarks                                 (312)               (69)
Advance license fee                                       -               (125)
Other intangibles                                         -               (559)
Purchase holographic technology                           -                (35)
                                                    -------            -------
Net cash used in investing activities                (2,532)            (2,061)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                  $     65            $   327
Proceeds from issuance of notes payable               1,169                534
Principal payments on notes payable                    (268)              (142)
Capital lease payments                                  (74)               (41)
                                                    -------            -------
Net cash provided by financing activities               892                678

Effect of exchange rates on cash                        198                  -
                                                    -------            -------
Net decrease in cash and cash equivalents            (5,006)            (1,948)
Cash and cash equivalents at beginning of period     10,684             13,096
                                                    -------            -------
Cash and cash equivalents at end of period         $  5,678            $11,148
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $    101            $    73

     Cash paid for income taxes                    $    335            $   233

     Tax benefit from stock options                $      4            $   125

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

3.       Inventory

         Inventory consists of the following:
                                               June 30,        December 31,
                                                 1999             1998

                  Raw materials                $ 3,502          $ 3,280
                  Work-in-process                3,887            2,614
                  Finished goods                 2,323            1,006
                                               -------          -------
                                               $ 9,712          $ 6,900

4.       Comprehensive Income

         The Company's total comprehensive earnings were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                          1999           1998
                                                              (Unaudited)

                  Net earnings                          $ 2,190        $ 2,070
                  Other comprehensive losses:
                     Change in equity due to foreign
                     currency translation adjustments      (381)            (6)
                  Comprehensive earnings                $ 1,809        $ 2,064

5.       Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 1999 or 1998.

The Company has operations in the United States and Germany. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.

                   United States Operations               German
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended
June 30, 1999:

Sales             $ 8,195   $871      $ 3,107   $12,173   $ 7,293    $19,466

Income (loss)
before provision
for income taxes                                $ 2,256   $  (477)   $ 1,779

Identifiable
 assets                                         $39,945   $ 9,475    $49,420


Three months ended
June 30, 1998:

Sales             $ 6,103   $  444    $ 2,597   $ 9,144   $ 6,925    $16,069

Income (loss)
before provision
for income taxes                                $ 1,509   $   132    $ 1,641

Identifiable
 assets                                         $35,745   $ 7,845    $43,590


Six months ended
June 30, 1999:

Sales             $15,199   $1,822    $ 5,733   $22,754   $14,965    $37,719

Income (loss)
before provision
for income taxes                                $ 4,009   $  (628)   $ 3,381


Six months ended
June 30, 1998:

Sales             $12,179   $  659    $ 4,663   $17,501   $13,795    $31,296

Income (loss)
before provision
for income taxes                                $ 2,862   $   372    $ 3,234

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1998 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 1999 and June 30, 1998 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 90 foreign countries.

         Most of the Company's product sales in Western Europe, Singapore and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three and six months ended June 30, 1999 and 1998, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998 (amounts in thousands except per share information)

         Sales increased 21.1% to $19,466 in the three months ended June 30, 1999 from $16,069 in the three months ended June 30, 1998, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, an increase in sales of the Company's industrial laser scanners, and an increase in sales of the Company's HoloTrak(R) industrial holographic laser scanners. The increase in sales volume in 1999 was offset by lower average unit selling prices on certain POS products compared to the corresponding period in 1998 and reflected unfavorable foreign exchange fluctuations. Average unit selling prices reflected significant unfavorable foreign currency exchange rate fluctuations. The reduction in the value of the German mark (Euro) against the U.S. dollar since January, 1999 negatively affected the recorded U.S. dollar value of quarterly German operation sales by approximately 10.2% and quarterly consolidated sales by approximately 3.9%.

         International sales accounted for $11,271 (57.9% of total sales) in the three months ended June 30, 1999 and $9,966 (62.0% of total sales) in the three months ended June 30, 1998. No individual customer accounted for 5% or more of revenues in the three months ended June 30, 1999. One customer accounted for 5.5% of the Company's revenues in the three months ended June 30, 1998.

         Cost of sales increased 21.0% to $11,638 in the three months ended June 30, 1999 from $9,619 in the three months ended June 30, 1998, while cost of sales as a percentage of sales decreased to 59.8% from 59.9%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, offset by lower average unit selling prices on certain of the Company's products as noted above. If sales in the three months ended June 30, 1999 are adjusted to negate the effect of the reduction in the value of the Euro against the U.S. dollar since January 1999, cost of sales as a percentage of sales would have been 57.5% in the three months ended June 30, 1999.

         Selling, general and administrative ("SG&A") expenses increased 28.6% to $4,932 in the three months ended June 30, 1999 from $3,834 in the three months ended June 30, 1998 and increased as a percentage of sales to 25.3% from 23.9%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(TM) program, a business partner program used to market and promote the Company's products.

         Research and development ("R&D") expenses decreased 2.1% to $1,023 in the three months ended June 30, 1999 from $1,045 in the three months ended June 30, 1998, and decreased as a percentage of sales to 5.3% from 6.5%. The decrease in absolute dollars is a result of higher expenditures in 1998 related to the development of new POS and industrial products, including development of the Company's HoloTunnel(TM), a six sided holographic scanner tunnel system.

         Operating income increased 19.2% to $1,873 in the three months ended June 30, 1999 from $1,571 in the three months ended June 30, 1998, and operating income as a percentage of sales decreased to 9.6% from 9.8%.

         Other income/expenses reflect net other expenses of $94 in the three months ended June 30, 1999 compared to net other income of $70 in the corresponding period in 1998. Net other expenses for the three months ended June 30, 1999 reflect foreign currency transaction losses of $128, which were primarily a result of the increased value of the U.S. dollar relative to the Euro, compared to foreign currency transaction losses of $36 in the corresponding period in 1998.

         Net income increased 9.4% to $1,149 in the three months ended June 30, 1999 from $1,050 in the three months ended June 30, 1998. Net income reflects a 35% effective income tax rate for the three months ended June 30, 1999 compared to 36% for the corresponding period in 1998. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. The increase in the value of the U.S. dollar relative to other foreign currencies since January 1999 negatively affected diluted earnings per share by approximately $0.09.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998 (amounts in thousands except per share information)

         Sales increased 20.5% to $37,719 in the six months ended June 30, 1999 from $31,296 in the six months ended June 30, 1998, principally as a result of an increase in sales of the Company's industrial laser scanners, the continued increase in market acceptance of the Company's POS products, an increase in sales of the Company's HoloTrak(TM) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1999 was offset by lower average unit selling prices on its POS products, compared to the corresponding period in 1998, and reflected more unfavorable foreign exchange fluctuations. Average unit selling prices reflected significant unfavorable foreign rate fluctuations. The reduction in the value of the Euro against the U.S. dollar since January 1999 negatively affected the recorded U.S. dollar value of the year-to-date German operation sales by approximately 7.0% and year-to-date consolidated sales by 2.8%.

         International sales accounted for $22,520 (59.7% of total sales) in the six months ended June 30, 1999 and $19,117 (61.1% of total sales) in the six months ended June 30, 1998. One customer accounted for 5.2% of the Company's revenues in the six months ended June 30, 1999. Two customers each accounted for 5.2% of the Company's revenues in the six months ended June 30, 1998.

         Cost of sales increased 19.0% to $22,601 in the six months ended June 30, 1999 from $18,986 in the six months ended June 30, 1998, and cost of sales as a percentage of sales decreased to 59.9% from 60.7%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's products as noted above. If sales in the six months ended June 30, 1999 are adjusted to negate the effect of the reduction in the value of the Euro against the U.S. dollar since January 1999, cost of sales as a percentage of sales would have been 58.3% for the six months ended June 30, 1999.

         SG&A expenses increased 32.6% to $9,520 in the six months ended June 30, 1999 from $7,177 in the six months ended June 30, 1998 and increased as a percentage of sales to 25.2% from 22.9%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(TM).

         R&D expenses decreased 8.2% to $1,983 in the six months ended June 30, 1999 from $2,159 in the six months ended June 30, 1998, and decreased as a percentage of sales to 5.3% from 6.9%. The decrease in R&D expenses was due primarily to higher expenditures in 1998 for the development of new POS and industrial products, including development of the Company's HoloTunnel(TM), a six-sided holographic scanner tunnel system.

         Operating income increased 21.6% to $3,615 in the six months ended June 30, 1999 from $2,974 in the six months ended June 30, 1998, and operating income as a percentage of sales increased to 9.6% from 9.5%.

         Other income/expenses reflect net other expenses of $234 in the six months ended June 30, 1999 compared to net other income of $260 in the corresponding period in 1998. Net other expenses for the six months ended June 30, 1999 reflects higher interest expenses, higher net foreign currency transaction losses, and lower interest income and other miscellaneous income compared to the corresponding period in 1998.

         Net income increased 5.8% to $2,190 in the six months ended June 30, 1999 from $2,070 in the six months ended June 30, 1998. Net income reflects a 35% effective income tax rate for the six months ended June 30, 1999 compared to 36% for the corresponding period in 1998. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. The increase in the value of the U.S. dollar relative to other foreign currencies since January 1999 negatively affected diluted earnings per share by approximately $0.14 per share.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased to $22,047 as of June 30, 1999 from $21,496 as of December 31, 1998.

         The Company's operating activities used net cash of $3,564 compared with net cash used of $565 for the six months ended June 30, 1999 and 1998, respectively. Net cash used by operating activities for the six months ended June 30, 1999 resulted primarily from increases in accounts receivable and inventory, offset by an increase in net income plus non-cash charges and an increase in accrued expenses.

         The Company's total deferred income tax asset of $1,526 and deferred tax liability of $621 are based upon cumulative temporary differences as of June 30, 1999, which provide approximately $2,334 of future net tax deductions against future taxable income. The deferred tax asset arises primarily from recording reserves on current assets as expenses for accounting purposes prior to receiving the related tax benefits. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of June 30, 1999, the Company was in compliance with these financial covenants and no amounts were outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires on June 30, 2000.

         The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of June 30, 1999, no amounts were outstanding under this revolving credit facility.

         In December 1998, the Company entered into a line of credit with its primary bank, denominated in U.S. dollars ("U.S. Dollar Line"), in an amount not to exceed $1,500, for the purchase of fixed assets. As of June 30, 1999, this line was fully utilized. The Company is currently making interest-only payments on the U.S. Dollar Line until December 31, 1999, at which time amounts outstanding will convert to a term note, payable over a 54-month period.

         As of June 30, 1999, the Company was completing an additional $2,400 line of credit with its primary bank for the purchase of fixed assets. The Company expects to utilize part of this line of credit in the remaining half of 1999.

         Property, plant and equipment expenditures were $2,220 and $1,338 for the six months ended June 30, 1999 and 1998, respectively. During the second quarter of 1999, the Company substantially completed its IT system implementation and continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility;
(ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) enhancements to, and additional information systems.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the German mark and the Brazilian real. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) German mark based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, which result in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark (Euro) and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar.

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

Reliance on third party resellers, distributors and OEMs which subjects the Company to risks of business failure, credit and collections exposure, and other business concentration risks; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the German Mark / Euro, Singapore Dollar, Brazilian Real, and British Pound can significantly affect the Company's results of operations; continued or increased competitive pressure which could result in reduced selling prices of products, like the decrease in unit sale prices, or continued increases in sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; the effects of and changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; the Company invoices and accepts payment for goods in the aforementioned currencies, however, the economic slowdown of other foreign nations may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; the inability of parties external to the Company to provide goods and services in a timely, accurate manner as a result of Year 2000 processing problems; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

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

(i) IT. Substantially all of the Company's current IT systems are Year 2000 compliant. The Company has replaced substantially all of its IT systems with new, Year 2000 compliant, IT systems for itself and its subsidiaries. Total expenditures amounted to approximately $1,800, which includes external resource costs, a substantial portion of which was capitalized.

(ii) Non-IT. The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors with which the Company must work in order to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 compliance programs. The Company maintains maintenance contracts with all information technology vendors and will implement the Year 2000 compliant versions of hardware and/or software as required when those solutions become available. The Company's hardware for workstations, servers, and network routers are expected to be Year 2000 compliant by the third quarter of 1999. As of June 30, 1999, substantially all of the Company's hardware and software applications were Year 2000 compliant. However, no assurance can be provided that all required replacement programs will be implemented in a timely manner or that the failure to implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition. As of June 30, 1999, substantially all of the Company's facilities and manufacturing systems were Year 2000 compliant.

(iii) Third Parties. The Company is in contact with key suppliers in an effort to assure no interruption in the relationship between the Company and these important third parties resulting from the Year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company believes that its actions with respect to key suppliers and customers will minimize these risks. As of June 30, 1999, substantially all of the Company's key suppliers (constituting all significant vendors) had responded affirmatively regarding their respective Year 2000 readiness. However, such response does not assure Year 2000 compliance of the IT and Non-IT systems used by such suppliers, but instead provides only an indication of the status of their efforts.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for required disclosure.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         On July 21, 1999 the Company and six other leading members of the Automatic Identification and Data Capture Industry jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, wholly-owned subsidiary of UNOVA, Inc., PSC Inc., Symbol Technologies, Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc., and Zebra Technologies Corporation. Symbol Technologies, Inc. has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the Company and the other Auto ID companies.

         Although no claim is now or had ever been asserted by the Lemelson Partnership directly against the Company or, to our knowledge any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and we understand, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against their customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meetings of Shareholders was held on June 24, 1999. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

         (1) The vote of the Common Shareholders for the election of Janet H. Knowles and Thomas E. Mills IV as directors to serve a three-year term ending in 2002 were as follows:

              No. of Votes For  No. of Votes Withheld     Name
              ----------------  ---------------------     -----------------
              5,111,706         5,800                     Janet H. Knowles
              5,111,506         6,000                     Thomas E. Mills IV

         (2) The vote of the Common Shareholders for the appointment of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 1999 was as follows:

               5,117,131  For            275  Against           100  Abstain
               ---------                 ---                    ---

         The directors of the Company whose terms continue after the Annual Meeting of Shareholders referenced above are C. Harry Knowles, Stanton L. Meltzer, and William Rulon-Miller.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                           Exhibit Number

                                    27      Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: August 16, 1999                     By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 16, 1999                     By:/s/Thomas E. Mills  IV
      ----------------                    --------------------------
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