Form 10-Q
period 1999-09-30
METROLOGIC INSTRUMENTS INC
filed 1999-11-15
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                        period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 11, 1999 there were 5,415,992 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                           Page
                                                                            No.

Part I - Financial Information

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              September 30, 1999 and December 31, 1998                     3

              Condensed Consolidated Statements of Operations -
              Three and  Nine Months Ended September 30, 1999 and
              September 30, 1998                                           4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1999 and
              September 30, 1998                                           5

              Notes to Condensed Consolidated Financial Statements         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk  13

Part II - Other Information

         Item 1.  Legal Proceedings                                       14
         Item 2.  Changes in Securities                                   15
         Item 3.  Defaults upon Senior Securities                         15
         Item 4.  Submission of Matters to a Vote of Security Holders     15
         Item 5.  Other Information                                       15
         Item 6.  Exhibits and Reports on Form 8-K                        15

Signatures                                                                16

Exhibit Index                                                             17

10 Convertible Line of Credit Note dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association

10.1 Amendment To Loan and Security Agreement dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association

10.2 Security Agreement dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association

27       Financial Data Schedule.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                    September 30, December 31,
                                                         1999         1998
                                                       --------     --------
Assets                                               (unaudited)
     Current assets:
        Cash and cash equivalents                    $  6,529      $ 10,684
        Accounts receivable,  net of allowance         19,892        14,542
        Inventory                                       9,832         6,900
        Deferred income taxes                           1,526         1,308
        Other current assets                            1,183         1,073
                                                     --------      --------
     Total current assets                              38,962        34,507

     Property,  plant and equipment, net                8,716         6,382
     Patents and trademarks,  net of amortization       2,252         1,745
     Holographic technology,  net of amortization         745           832
     Advance license fee, net of amortization           1,676         1,765
     Security deposits and other assets                 1,118         1,065
                                                     --------      --------
     Total assets                                    $ 53,469      $ 46,296
                                                     ========      ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of notes payable             $  3,812      $    908
        Accounts payable                                3,137         4,155
        Accrued expenses                                9,227         7,260
        Accrued legal settlement                            -           688
                                                     --------      --------
     Total current liabilities                         16,176        13,011

     Notes payable,  net of current portion             3,555         2,608
     Deferred income taxes                                611           676

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                        -             -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,414,030 and 5,404,512 shares
            issued and outstanding in 1999 and 1998,
            respectively                                   54            54
        Additional paid-in capital                     17,021        16,933
        Retained earnings                              16,492        13,069
        Accumulated other comprehensive income           (440)          (55)
                                                     --------      --------
        Total shareholders' equity                     33,127        30,001
                                                     --------      --------
     Total liabilities and shareholders' equity      $ 53,469      $ 46,296
                                                     ========      ========


                            See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                  1999       1998       1999        1998
                                    (Unaudited)            (Unaudited)

Sales                           $20,153   $17,001     $57,872     $48,297
Cost of sales                    11,538    10,180      34,139      29,166

Gross profit                      8,615     6,821      23,733      19,131

Selling, general and
 administrative expenses          5,407     4,143      14,927      11,320
Research and development
 expenses                         1,066       956       3,049       3,115

Operating income                  2,142     1,722       5,757       4,696

Other (expenses) income
 Interest income                     99       126         313         386
 Interest expense                   (64)      (45)       (170)       (123)
 Foreign currency transaction
   (loss) gain                     (280)       63        (622)         83
 Other, net                           -        (1)          -          57

 Total other (expenses) income     (245)      143        (479)        403

Income before provision for
 income taxes                     1,897     1,865       5,278       5,099
Provision for income taxes          664       671       1,855       1,835

Net income                      $ 1,233    $1,194     $ 3,423     $ 3,264

Basic earnings per share

  Weighted average shares
   outstanding                5,413,894 5,399,642   5,411,417   5,387,559

  Basic earnings per share       $ 0.23     $0.22     $  0.63     $  0.61

Diluted earnings per share
  Weighted average shares
   outstanding                5,413,894 5,399,642   5,411,417   5,387,599
  Net effect of dilutive
   securities                       710    99,732      32,095     151,457

  Total shares outstanding
    used in computing diluted
    earnings per share        5,414,604 5,499,374   5,443,512   5,539,016

  Diluted earnings per share     $ 0.23     $0.22     $  0.63     $  0.59


                    See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                     1999               1998
                                                           (Unaudited)
Operating activities

Net cash used in operating
  activities                                       $ (4,620)           $(1,072)

Investing activities

Purchase of property,  plant and equipment           (3,250)            (2,184)
Proceeds from sale of property                            -                 65
Patents and trademarks                                 (620)              (359)
Other intangibles                                         -               (559)
Purchase of holographic technology                        -                (45)
                                                    -------            -------
Net cash used in investing activities                (3,870)            (3,082)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                  $     88            $   353
Net proceeds from line of credit                      2,525                  -
Proceeds from issuance of notes payable               2,162              1,371
Principal payments on notes payable                    (520)              (375)
Capital lease payments                                  (94)              (123)
                                                   -------            -------
Net cash provided by financing activities             4,161              1,226

Effect of exchange rates on cash                        159               (476)
                                                    -------            -------
Net decrease in cash and cash equivalents            (4,170)            (3,404)
Cash and cash equivalents at beginning of period     10,684             13,096
                                                    -------            -------
Cash and cash equivalents at end of period         $  6,514            $ 9,692
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $    186            $   139

     Cash paid for income taxes                    $    900            $   607

     Tax benefit from stock options                $      -            $   130

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

3.       Inventory

         Inventory consists of the following:
                                            September 30,       December 31,
                                                1999                1998

                  Raw materials               $ 4,019             $ 3,280
                  Work-in-process               3,685               2,614
                  Finished goods                2,128               1,006
                                              -------             -------
                                              $ 9,832             $ 6,900

4.       Comprehensive Income

         The Company's total comprehensive earnings were as follows:

                                                   Nine Months Ended
                                                     September 30,
                                                      (Unaudited)

                                                 1999             1998

         Net earnings                           $ 3,423         $ 3,264
         Other comprehensive losses:
            Change in equity due to foreign
            currency translation adjustments       (385)            (32)
                                                -------         -------
         Comprehensive earnings                 $ 3,038         $ 3,232

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


                   United States Operations               German
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended September 30, 1999:

Sales             $ 8,745   $297      $ 3,769   $12,811   $ 7,342    $20,153

Income (loss)
before provision
for income taxes                                $ 2,334   $  (437)   $ 1,897

Identifiable
 assets                                         $43,114   $10,355    $53,469


Three months ended September 30, 1998:

Sales             $ 7,397   $  317    $ 3,126   $10,840   $ 6,161    $17,001

Income (loss)
before provision
for income taxes                                $ 2,209   $  (344)   $ 1,865

Identifiable
 assets                                         $38,534   $ 7,762    $46,296


Six months ended September 30, 1999:

Sales             $23,944   $2,119    $ 9,502   $35,565   $22,307    $57,872

Income (loss)
before provision
for income taxes                                $ 6,343   $(1,065)   $ 5,278


Six months ended September 30, 1998:

Sales             $19,576   $  976    $ 7,789   $28,341   $19,956    $48,297

Income (loss)
before provision
for income taxes                                $ 5,071   $    28    $ 5,099

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1998 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1999 and September 30, 1998 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 90 foreign countries.

         Most of the Company's product sales in Western Europe, Singapore and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three and nine months ended September 30, 1999 and 1998, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998 (amounts in thousands except per share information)

         Sales increased 18.5% to $20,153 in the three months ended September 30, 1999 from $17,001 in the three months ended September 30, 1998, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, an increase in sales of the Company's industrial laser scanners, and an increase in sales of the Company's HoloTrak(R) industrial holographic laser scanners. The increase in sales volume in the third quarter of 1999 was offset by lower average unit selling prices on certain POS products compared to the corresponding period in 1998 and due to unfavorable foreign exchange fluctuations. Average unit selling prices reflected significant unfavorable foreign currency exchange rate fluctuations. The reduction in the value of the German mark (Euro) against the U.S. dollar since January 1999 negatively affected the recorded U.S. dollar value of quarterly German operation sales by approximately 11.2% and quarterly consolidated sales by approximately 4.1%.

         International sales accounted for $11,408 (56.6% of total sales) in the three months ended September 30, 1999 and $9,604 (56.5% of total sales) in the three months ended September 30, 1998. Two customers accounted for 6.0% and 5.5%, respectively of total revenues in the three months ended September 30, 1999. Two customers accounted for 6.5% and 5.9%, respectively, of the Company's total revenues in the three months ended September 30, 1998.

         Cost of sales increased 13.3% to $11,538 in the three months ended September 30, 1999 from $10,180 in the three months ended September 30, 1998, while cost of sales as a percentage of sales decreased to 57.3% from 59.9%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, offset by lower average unit selling prices on certain of the Company's POS products as noted above. If sales in the three months ended September 30, 1999 are adjusted to negate the effect of the reduction in the value of the Euro against the U.S. dollar since January 1999, cost of sales as a percentage of sales would have been 55.0% in the three months ended September 30, 1999.

         Selling, general and administrative ("SG&A") expenses increased 30.5% to $5,407 in the three months ended September 30, 1999 from $4,143 in the three months ended September 30, 1998 and increased as a percentage of sales to 26.8% from 24.4%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(TM) program, a business partner program used to market and promote the Company's products.

         Research and development ("R&D") expenses increased 11.5% to $1,066 in the three months ended September 30, 1999 from $956 in the three months ended September 30, 1998, and decreased as a percentage of sales to 5.3% from 5.6%. The increase in absolute dollars is due to an increase in R&D personnel and higher expenditures in the development of new POS products.

         Operating income increased 24.4% to $2,142 in the three months ended September 30, 1999 from $1,722 in the three months ended September 30, 1998, and operating income as a percentage of sales increased to 10.6% from 10.1%.

         Other income/expenses reflect net other expenses of $245 in the three months ended September 30, 1999 compared to net other income of $143 in the corresponding period in 1998. Net other expenses for the three months ended September 30, 1999 reflect foreign currency transaction losses of $280, which were primarily a result of the increased value of the U.S. dollar relative to the Brazilian real, compared to foreign currency transaction gains of $63 in the corresponding period in 1998.

         Net income increased 3.3% to $1,233 in the three months ended September 30, 1999 from $1,194 in the three months ended September 30, 1998. Net income reflects a 35.0% effective income tax rate for the three months ended September 30, 1999 compared to 36.0% for the corresponding period in 1998. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. The increase in the value of the U.S. dollar relative to other foreign currencies since January 1999 negatively affected diluted earnings per share by approximately $0.12.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998 (amounts in thousands except per share information)

         Sales increased 19.8% to $57,872 in the nine months ended September 30, 1999 from $48,297 in the nine months ended September 30, 1998, principally as a result of an increase in sales of the Company's industrial laser scanners, the continued increase in market acceptance of the Company's POS products, an increase in sales of the Company's HoloTrak(TM) industrial holographic laser scanners, and increased sales and marketing efforts. The increase in sales volume in 1999 was offset by lower average unit selling prices on its POS products, compared to the corresponding period in 1998, and reflected more unfavorable foreign exchange fluctuations. Average unit selling prices reflected significant unfavorable foreign rate fluctuations. The reduction in the value of the Euro against the U.S. dollar since January 1999 negatively affected the recorded U.S. dollar value of the year-to-date German operation sales by approximately 11.2% and year-to-date consolidated sales by 4.2%.

         International sales accounted for $33,928 (58.6% of total sales) in the nine months ended September 30, 1999 and $28,721 (59.5% of total sales) in the nine months ended September 30, 1998. One customer accounted for 5.3% of the Company's total revenues in the nine months ended September 30, 1999. Two customers accounted for 5.7% and 5.5%, respectively, of the Company's total revenues in the nine months ended September 30, 1998.

         Cost of sales increased 17.1% to $34,139 in the nine months ended September 30, 1999 from $29,166 in the nine months ended September 30, 1998, and cost of sales as a percentage of sales decreased to 59.0% from 60.4%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's POS products as noted above. If sales in the nine months ended September 30, 1999 are adjusted to negate the effect of the reduction in the value of the Euro against the U.S. dollar since January 1999, cost of sales as a percentage of sales would have been 56.7% for the nine months ended September 30, 1999.

         SG&A expenses increased 31.9% to $14,927 in the nine months ended September 30, 1999 from $11,320 in the nine months ended September 30, 1998 and increased as a percentage of sales to 25.8% from 23.4%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(TM).

         R&D expenses decreased 2.1% to $3,049 in the nine months ended September 30, 1999 from $3,115 in the nine months ended September 30, 1998, and decreased as a percentage of sales to 5.3% from 6.4%. The decrease in absolute dollars on a year-to-date basis results from higher expenditures overall in 1998 for the development of new industrial and POS products, including development of the Company's HoloTunnel(TM), a six-sided holographic tunnel system.

         Operating income increased 22.6% to $5,757 in the nine months ended September 30, 1999 from $4,696 in the nine months ended September 30, 1998, and operating income as a percentage of sales increased to 9.9% from 9.7%.

         Other income/expenses reflect net other expenses of $479 in the nine months ended September 30, 1999 compared to net other income of $403 in the corresponding period in 1998. Net other expenses for the nine months ended September 30, 1999 reflects higher interest expenses, net foreign currency transaction losses of $622, and lower interest income and other miscellaneous income compared to the corresponding period in 1998.

         Net income increased 4.9% to $3,423 in the nine months ended September 30, 1999 from $3,264 in the nine months ended September 30, 1998. Net income reflects a 35.0% effective income tax rate for the nine months ended September 30, 1999 compared to 36.0% for the corresponding period in 1998. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. The increase in the value of the U.S. dollar relative to other foreign currencies since January 1999 negatively affected diluted earnings per share by approximately $0.31 per share.

Inflation and Seasonality

         Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future periods will not be impacted by fluctuations in seasonal demand from European customers in its third quarter or from reduced production days in the Company's fourth quarter.

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased to $22,786 as of September 30, 1999 from $21,496 as of December 31, 1998.

         The Company's operating activities used net cash of $4,620 compared with net cash used of $1,072 for the nine months ended September 30, 1999 and 1998, respectively. Net cash used by operating activities for the nine months ended September 30, 1999 resulted primarily from increases in accounts receivable and inventory, offset by an increase in net income plus non-cash charges and an increase in accrued expenses.

         The Company's total deferred income tax asset of $1,526 and deferred tax liability of $621 are based upon cumulative temporary differences as of September 30, 1999, which provide approximately $2,334 of future net tax deductions against future taxable income. The deferred tax asset arises primarily from recording reserves on current assets as expenses for accounting purposes prior to receiving the related tax benefits.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $7,500. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of September 30, 1999, the Company was in compliance with these financial covenants and $2,525 was outstanding under this line of credit.
The Amended and Restated Loan and Security Agreement expires on June 30, 2000.

         The Company also has a 500 German mark unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of September 30, 1999, no amounts were outstanding under this revolving credit facility.

         In December 1998, the Company entered into a line of credit with its primary bank, in an amount not to exceed $1,500, for the purchase of fixed assets. As of September 30, 1999, this line was fully utilized. The Company is currently making interest-only payments until December 31, 1999, at which time amounts outstanding will convert to a term note, payable over a 54-month period.

         In August 1999, the Company entered into an additional $2,400 line of credit with its primary bank for the purchase of fixed assets. As of September 30, 1999, $993 was outstanding under this line. The Company is currently making interest-only payments until December 31, 2000, at which time amounts outstanding will convert to a term note, payable over a 60-month period.

         Property, plant and equipment expenditures were $3,250 and $2,184 for the nine months ended September 30, 1999 and 1998, respectively. During the second quarter of 1999, the Company substantially completed its IT system implementation and continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility;
(ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; and (iii) enhancements to existing information systems, and additional information systems.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the German mark and the Brazilian real. In an effort to mitigate the financial implications of the volatility in the exchange rate between the German mark and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) German mark based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its German subsidiary, which are denominated in German marks. Additionally, the German subsidiary invoices and receives payment in certain other major European currencies, including the British pound, which result in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the German mark (Euro) and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar.

         The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its current revolving credit facilities, as well as planned expanded credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

Forward Looking Statements; Certain Cautionary Language

Statements provided by the Company in this report include forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While the Company believes that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's forward looking statements as a result of various factors, including but not limited to, the following:

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

Impact of Year 2000

The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, these computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company has been evaluating its year 2000 readiness and taking corrective action where necessary. The following discussion broadly addresses the Company's efforts to identify and address the Company's and relevant third parties' Year 2000 problems. The scope of the Year 2000 readiness effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT ("Non-IT") systems or embedded technology such as micro-controllers contained in various manufacturing and lab equipment, facilities and utilities, and the Company's products with date-sensitivity; and (iii) readiness of key third parties, including suppliers and customers.

It would be impractical for the Company to attempt to address all Year 2000 problems of third parties that have been or may in the future be identified. Specifically, Year 2000 problems have been or may in the future be identified with respect to the IT and Non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, IT and Non-IT systems of governmental agencies, utilities and telecommunications, information and financial networks) that, if uncorrected, could have a material adverse impact on the Company's business, financial condition or results of operations. Notwithstanding anything set forth below, the Company is not in a position to address any of these Year 2000 problems. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's operations.

(i) IT. Substantially all of the Company's current IT systems are Year 2000 compliant. The Company has replaced substantially all of its IT systems with new, Year 2000 compliant, IT systems for itself and its subsidiaries. Total expenditures amounted to approximately $1,800, which includes external resource costs, a substantial portion of which was capitalized.

(ii) Non-IT. The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors with which the Company must work in order to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 compliance programs. The Company's hardware for workstations, servers, and network routers are Year 2000 compliant. As of September 30, 1999, substantially all of the Company's hardware and software applications were Year 2000 compliant. However, no assurance can be provided that all required replacement programs will be implemented in a timely manner or that the failure to implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition. As of September 30, 1999, substantially all of the Company's facilities and manufacturing systems were Year 2000 compliant.

(iii) Third Parties. The Company has been in contact with key suppliers in an effort to assure no interruption in the relationship between the Company and these important third parties resulting from the Year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on the Company's operations. The Company believes that its actions with respect to key suppliers and customers will minimize these risks. As of September 30, 1999, substantially all of the Company's key suppliers (constituting all significant vendors) had responded affirmatively regarding their respective Year 2000 readiness. The Company has not independently verified these responses and these responses do not assure Year 2000 compliance of the IT and Non-IT systems used by these suppliers, but instead provides only an indication of the status of their efforts.

The Company currently anticipates that any identified Year 2000 problem affecting its own systems or that of its significant customers, suppliers, creditors, financial organizations and utilities providers will be either corrected by December 31, 1999 or will not have a material adverse affect on the Company's business, financial condition or results of operations. Moreover, the Company is working to minimize any disruption to the business of its vendors and suppliers due to Year 2000 problems that may have a material adverse affect on the Company's business, financial condition or results of its operations. However, notwithstanding the Company's efforts to identify and correct these Year 2000 problems, there can be no assurance that the Company will be successful in addressing the Year 2000 problems as they pertain to its products and its internal systems, or that the failure to do so would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, notwithstanding such efforts, there can be no assurance that the systems of third parties with which the Company interacts will not suffer from Year 2000 problems, or that these problems will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, Year 2000 problems that have been or may in the future be identified with respect to the IT and Non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, some IT and Non-IT Systems of governmental agencies, utilities and information and financial networks) could have a material adverse impact on the Company's business, financial condition or results of operations.

Year 2000 contingency plans are being finalized. Plans currently include alternative supply sources, among other things. The effectiveness of contingency plans is uncertain until these plans are finalized. There can be no assurance that these measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The information contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated herein by reference.

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

         In response to the action commenced by the Company and the other plaintiffs, the Lemelson Partnership filed a motion to dismiss the lawsuit, or alternatively, to stay the proceedings pending the outcome of other litigation or transfer the case in its entirety to the U.S. District Court for Arizona where several infringement suits filed by the Lemelson Partnership are pending against other companies. The Lemelson Partnership has primarily stated the grounds for its motion to dismiss are the lack of a legally justifiable case or controversy between the parties because (1) the method claims asserted by the Lemelson Partnership apply only to the "use" of bar code equipment by the end-users and not the bar code equipment itself; and (2) the Lemlson Partnership has never asserted claims of infringement against the Auto ID companies. Plaintiffs have filed papers arguing against the Lemelson Partnerships' motion, and the motion is currently pending.

         On October 13, 1999 the Company filed suit for patent infringement against PSC Inc. (PSC) in United States District Court for the District of New Jersey. The complaint asserts that at least seven of the Company's patents are infringed by a variety of point-of-sale bar code scanner products manufactured and sold by PSC. The patents cited in the complaint cover a broad range of bar code scanning technologies important to scanning in a retail environment including the configuration and structure of various optical components, scanner functionalities and shared decoding architecture. The complaint seeks monetary damages as well as a permanent injunction to prevent future sales of the infringing products. The complaint was served to PSC on October 21, 1999, and, to date, no answer has been filed.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         On November 1, 1999, the Company and Symbol Technologies, Inc. signed an amendment to their existing 1996 cross-license agreement. Under the terms of the amended agreement, the Company obtained a royalty-bearing license for certain of its new products under Symbol's laser scanning patents, and Symbol obtained a royalty-bearing license for its products under certain of the Company's patents. Under the terms of the amendment, both parties will make recurring periodic royalty payments to each other, effective immediately.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     Exhibit Number

                     10 Convertible Line of Credit Note dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association

                     10.1 Amendment To Loan and Security Agreement dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association

                     10.2 Security Agreement dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association

                     27      Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: November 15, 1999                   By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 15, 1999                   By:/s/Thomas E. Mills  IV
      ----------------                    --------------------------
                                          Thomas E. Mills  IV
                                          Executive Vice President,
                                          Chief Operating Officer and Chief
                                          Financial Officer (Principal
                                          Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.


10 Convertible Line of Credit Note dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank,
          National Association

10.1      Amendment To Loan and Security Agreement dated
          August 26, 1999 between Metrologic Instruments, Inc.
          and PNC Bank, National Association

10.2      Security Agreement dated August 26, 1999 between
          Metrologic Instruments, Inc. and PNC Bank,
          National Association

27        Financial Data Schedule

EXHIBIT 10


Convertible Line of Credit Note                      [OBJECT OMITTED]

$2,400,000.00                                        August 26, 1999

FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower"), with an address at Coles Road at Route 42, Blackwood, NJ, 08012, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 1950 East Route 70, 3rd Floor, Cherry Hill, NJ 08003 or at such other location as the Bank may designate from time to time, the principal sum of TWO MILLION FOUR HUNDRED THOUSAND DOLLARS ($2,400,000.00) or such lesser amount as may be advanced to or for the benefit of the Borrower under the Convertible Line of Credit established pursuant to the Amendment (as hereinafter defined), together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1. Rate of Interest. Amounts outstanding under this Note will bear interest at a rate per annum as set forth in the Amendment (as hereinafter defined).

2. Payment Terms. Commencing February 1, 2001, principal shall be due and payable in sixty (60) equal consecutive monthly installments, each of which shall be in an amount determined by dividing the outstanding principal amount hereunder on December 31, 2000 by sixty (60). A final installment shall be payable on January 1, 2006, in an amount equal to the remaining outstanding principal balance hereunder. Interest shall be payable monthly on the first day of each month commencing October 1, 1999.

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


By:  C. H. Knowles
Name: C. H. Knowles

Title: President & CEO

EXHIBIT 10.1


                    AMENDMENT TO LOAN AND SECURITY AGREEMENT


                  THIS AMENDMENT (the "Amendment") made as of August 26, 1999 by and between METROLOGIC INSTRUMENTS, INC. ("Borrower") and PNC BANK, NATIONAL ASSOCIATION, successor by merger to Midlantic Bank, N.A. ("Bank").

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

                  NOW, THEREFORE, the parties, INTENDING TO BE LEGALLY BOUND, agree as follows:

     1. Convertible Line of Credit. In addition to each other Loan established by the Credit Agreement, Bank hereby establishes for Borrower a non-revolving convertible line of credit (herein, the "Convertible Line") subject to the following terms: From time to time through and including December 31, 2000, upon Borrower's request and subject to the terms of the Credit Agreement, as amended hereby, Bank will make advances to the Borrower, under the Convertible Line, up to an aggregate amount of $2,400,000 for the purpose of financing Eligible Capital Expenditures (as hereinafter defined). The Convertible Line is a non-revolving facility and cannot be re-borrowed after repayment of any of the principal thereof. Each advance will be in an amount not to exceed 90% of the Eligible Capital Expenditure, and Borrower will, as a condition to each advance, provide Bank with an invoice reflecting the amount of the Eligible Capital Expenditure and that the same is due. On January 1, 2001 all advances then outstanding will be converted to a term loan and shall be repaid in accordance with the Convertible Line Note (as hereinafter defined).

          a. As used herein, "Eligible Capital Expenditures" shall mean capital expenditures made by Borrower during the period commencing on the date hereof through December 31, 2000 for which no debt (other than the Convertible Line) has been incurred and which are for the purchase of equipment, the majority of which is for use in connection with its Chinese operations, including associated "soft" costs such as installation charges, in the ordinary course of Borrower's business.

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

     2. Interest Rate. Principal shall bear interest at a rate per annum (the "Euro-Rate") (computed on the basis of a year of 360 days and the actual number of days elapsed) equal to the sum of (a) the Euro-Rate plus (b) one hundred fifty (150) basis points, for each Euro-Rate Interest Period; provided that Borrower may elect, by written notice given to Bank prior to January 1, 2000 to have the entire principal balance of the Convertible Line bear interest on and after January 1, 2000 at the As Offered Rate (as hereinafter defined). For the purpose hereof, the following terms shall have the following meanings:

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

         "Euro-Rate" shall mean the interest rate per annum determined by Bank by dividing (the resulting quotient rounded upward to the nearest 1/16th of 1% per annum) (i) the rate of interest determined by Bank in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the eurodollar rate two (2) Business Days prior to the first day of such Euro-Rate Interest Period for an amount comparable to the principal amount of the Convertible Line Note and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage.

         "Euro-Rate Interest Period" shall mean one month; provided, that if a Euro-Rate Interest Period would end on a day which is not a business day of Bank (a "Business Day"), it shall end on the next succeeding Business Day, unless such day falls in the succeeding calendar month in which case the Euro-Rate Interest Period shall end on the next preceding Business Day. In no event shall any Euro-Rate Interest Period end after January 1, 2005.

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

        (c) Waiver of Jury Trial. BORROWER AND BANK IRREVOCABLY WAIVE TRIAL BY JURY IN ANY ACTION OR PROCEEDING WITH RESPECT TO, IN CONNECTION WITH, OR ARISING OUT OF, THIS AMENDMENT, OR ANY INSTRUMENT OR DOCUMENT DELIVERED PURSUANT TO THIS AMENDMENT, OR THE VALIDITY, INTERPRETATION, COLLECTION OR ENFORCEMENT THEREOF.

        (d) Expenses. In addition to all other expense reimbursement obligations of the Borrower contained in the Credit Agreement, Borrower will reimburse Bank for all costs and expenses, including reasonable attorneys' fees, incurred by Bank in the negotiation, preparation and consummation of this Amendment and the documents to be delivered pursuant thereto.

        (e) Reaffirmation. Borrower ratifies and reaffirms all of its obligations to Bank and agrees that the same are owing without set-off, counterclaim or other defense of any nature. Borrower specifically ratifies and reaffirms waiver of jury trial provisions set forth in the Credit Agreement.

     8. Counterparts. This Amendment may be executed in counterparts, each which shall be deemed to be an original but all of which together shall constitute but one and the same instrument.

                  IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.


                                      PNC BANK, NATIONAL ASSOCIATION

                                       By:  Steve Prokop

                                       METROLOGIC INSTRUMENTS, INC.

                                       By:  C. H. Knowles

                                       Attest: G. Daulerio

EXHIBIT 10.2


                               SECURITY AGREEMENT
                                  (EQUIPMENT)


            THIS SECURITY AGREEMENT (this "Agreement") is made this 26 day of August, 1999 by and between METROLOGIC INSTRUMENTS, INC. (the "Grantor"), with an address at 90 Coles Road, Blackwood, NJ 08012, and PNC BANK, NATIONAL ASSOCIATION (the "Bank"), with an address at 1600 Market Street, Philadelphia, Pennsylvania 19103.

      Under the terms hereof, the Bank desires to obtain and the Grantor desires to grant the Bank security for all of the Obligations (as hereinafter defined).

      NOW, THEREFORE, the Grantor and the Bank, intending to be legally bound, hereby agree as follows:

      1.    Definitions.

            (a) "Collateral" shall include the Grantor's equipment from time to time purchased by the Grantor in whole or in part with advances under the Loan (defined below) (the "Equipment"); all cash and non-cash proceeds (including without limitation, insurance proceeds) of the Equipment, all products thereof and all additions and accessions thereto, substitutions therefor and replacements thereof. From time to time Bank may supplement this Agreement by attaching hereto schedules more specifically describing the Equipment purchased with the Loan.

            (b) "Loan" means all advances now, heretofore or hereafter from time to time made by Bank to or for the benefit of Grantor the proceeds of which are or were used by Grantor in whole or in part to purchase or otherwise acquire rights in Equipment, and shall specifically include, without limitation, all advances made by Bank to Grantor pursuant to and as evidenced by that certain Convertible Line of Credit Note dated 26 August, 1999, in the face amount of $2,400,000, together with all amendments, renewals and increases thereof and any other or further convertible line of credit note heretofore or hereafter executed in connection with any such purchase money loan facility.

             (c) "Loan Documents" means this Agreement, any and all notes evidencing the Obligations and all related documents, instruments and agreements.

             (d) "Obligations" shall include, without limitation, all liabilities, obligations, covenants and duties owing to the Bank from the Grantor in connection with the Loan and the Loan Documents, whether on account of principal, interest or otherwise, present or future, due or to become due, now existing or hereafter arising, and any amendments, extensions, renewals or increases and all costs and expenses of the Bank incurred in the documentation, negotiation, modification, enforcement, collection or otherwise in connection with any of the foregoing, including but not limited to reasonable attorneys' fees and expenses.

      2. Grant of Security Interest. To secure the Obligations, the Grantor, as debtor, hereby assigns and grants to the Bank, as secured party, a continuing lien on and security interest in the Collateral.

      3. Change in Name or Locations. The Grantor hereby agrees that if the location of the Collateral changes from the locations listed on Exhibit "A" hereto and made part hereof, or if the Grantor changes its name or form of organization, or establishes a name in which it may do business that is not listed as a tradename on Exhibit "A" hereto, the Grantor will promptly notify the Bank in writing of the additions or changes. The Grantor's chief executive office is also shown on Exhibit "A" hereto.

      4. Representations and Warranties. The Grantor represents, warrants and covenants to the Bank that: (a) the Grantor has not made any prior sale, pledge, encumbrance, assignment or other disposition of any of the Collateral and the same are free from all encumbrances and rights of setoff of any kind;
(b) except as herein provided, the Grantor will not hereafter without the prior written consent of the Bank sell, pledge, encumber, assign or otherwise dispose of any of the Collateral or permit any right of setoff, lien or security interest to exist thereon except to the Bank; and (c) the Grantor will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein.

      5. Grantor's Covenants. The Grantor covenants that it shall:

            (a) from time to time and at all reasonable times during normal business hours, but not more often than once per yearly period (measured from the date hereof) unless an Event of Default shall have occurred and be continuing, allow the Bank upon reasonable prior notice, by or through any of its officers, agents, attorneys, or accountants, to examine or inspect the Collateral, and obtain valuations and audits of the Collateral, at the Grantor's expense, wherever located. The Grantor shall do, obtain, make, execute and deliver all such additional and further acts, things, deeds, assurances and instruments as the Bank may reasonably require to vest in and assure to the Bank its rights hereunder and in or to the Collateral, and the proceeds thereof, including, but not limited to, waivers from landlords, warehousemen and mortgagees;

            (b) keep the Collateral in good order and repair at all times and immediately notify the Bank of any event causing a material loss or decline in value of the Collateral whether or not covered by insurance and the amount of such loss or decline;

            (c) only use or permit the Collateral to be used in accordance with all applicable federal, state, county and municipal laws and regulations; and

            (d) have and maintain insurance at all times with respect to all Collateral against risks of fire (including so-called extended coverage), theft, sprinkler leakage, and other risks (including risk of flood if any Collateral is maintained at a location in a flood hazard zone) as the Bank may require, in such form, in such amount, for such period and written by such companies as may be satisfactory to the Bank in its reasonable discretion. The policies of all such casualty insurance shall contain a standard Lender's Loss Payable Clause issued in favor of the Bank under which all losses thereunder shall be paid to the Bank as the Bank's interest may appear. Such policies shall expressly provide that the requisite insurance cannot be altered or canceled without at least thirty (30) days prior written notice to the Bank and shall insure the Bank notwithstanding the act or neglect of the Grantor. Upon demand of the Bank, the Grantor shall furnish the Bank with duplicate original policies of insurance or such other evidence of insurance as the Bank may require. In the event of failure to provide insurance as herein provided, the Bank may, at its option, obtain such insurance and the Grantor shall pay to the Bank, on demand, the cost thereof. Proceeds of insurance may be applied by the Bank to reduce the Obligations or to repair or replace Collateral, all in the Bank's sole discretion.

      6. Negative Pledge; No Transfer. The Grantor will not sell or offer to sell or otherwise transfer or grant or suffer the imposition of a lien or security interest upon the Collateral or use any portion thereof in any manner inconsistent with this Agreement or with the terms and conditions of any policy of insurance thereon.

      7. Further Assurances. At the request of the Bank, the Grantor will join with the Bank in executing one or more financing, continuation or amendment statements pursuant to the Uniform Commercial Code in form satisfactory to the Bank and will pay the cost of preparing and filing the same in all jurisdictions in which such filing is deemed by the Bank to be necessary or desirable. A carbon, photographic or other copy of this Agreement or of a UCC-1 financing statement may be filed as and in lieu of a UCC-1 financing statement.

      8. Events of Default. The Grantor shall, at the option of the Bank, be in default under this Agreement upon the happening of any of the following events or conditions (each, an "Event of Default"): (a) any Event of Default (as defined in any of the Obligations); (b) any default under any of the Obligations that does not have a defined set of "Events of Default" and the lapse of any notice or cure period provided in such Obligations with respect to such default; (c) [INTENTIONALLY OMITTED] (d) the failure by the Grantor to perform any of its obligations under this Agreement; (e) falsity, inaccuracy or material breach by the Grantor of any written warranty, representation or statement made or furnished to the Bank by or on behalf of the Grantor; (f) an uninsured material loss, theft, damage, or destruction to any of the Collateral, or the entry of any judgment against the Grantor or any lien against or the making of any levy, seizure or attachment of or on the Collateral which is not discharged within thirty (30) days of the entry thereof; and (g) the failure of the Bank to have a perfected first priority security interest in the Collateral unless such failure is caused by the gross negligence or willful misconduct of the Bank.

      9. Remedies. Upon the occurrence of any such Event of Default and at any time thereafter, the Bank may declare all Obligations secured hereby immediately due and payable and shall have, in addition to any remedies provided herein or by any applicable law or in equity, all the remedies of a secured party under the Uniform Commercial Code. As permitted by such Code, the Bank may (a) peaceably by its own means or with judicial assistance enter the Grantor's premises and take possession of the Collateral, (b) render the Collateral unusable, (c) dispose of the Collateral on the Grantor's premises, and (d) require the Grantor to assemble the Collateral and make it available to the Bank at a place designated by the Bank. The Bank will give the Grantor reasonable notice of the time and place of any public sale thereof or of the time after which any private sale or any other intended disposition thereof is to be made. The requirements of commercially reasonable notice shall be met if such notice is sent to the Grantor at least five (5) days before the time of the intended sale or disposition. Expenses of retaking, holding, preparing for sale, selling or the like shall include the Bank's reasonable attorney's fees and legal expenses, incurred or expended by the Bank to enforce any payment due it under this Agreement either as against the Grantor, or in the prosecution or defense of any action, or concerning any matter growing out of or connection with the subject matter of this Agreement and the Collateral pledged hereunder but such expenses shall not include those expenses arising out of the gross negligence or willful misconduct of the Bank.

      10. Power of Attorney. The Grantor does hereby make, constitute and appoint any officer or agent of the Bank as the Grantor's true and lawful attorney-in-fact as long as this Agreement is in effect and for such period as the Grantor shall be in default under the Agreement, with power to endorse the name of the Grantor or any of the Grantor's officers or agents upon any notes, checks, drafts, money orders, or other instruments of payment or Collateral that may come into the possession of the Bank in full or part payment of any amounts owing to the Bank; granting to the Grantor's said attorney full power to do any and all things necessary to be done in and about the premises as fully and effectually as the Grantor might or could do, including the right to sign, for the Grantor, UCC-1 financing statements and UCC-3 Statements of Change and to sue for, compromise, settle and release all claims and disputes with respect to, the Collateral. The Grantor hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney is coupled with an interest, and is irrevocable.

      11. Payment of Expenses. At its option, the Bank may discharge taxes, liens, security interests or such other encumbrances as may attach to the Collateral, may pay for required insurance on the Collateral and may pay for the maintenance, appraisal or reappraisal, and preservation of the Collateral, as determined by the Bank to be reasonably necessary. The Grantor will reimburse the Bank on demand for any payment so made or any expense incurred by the Bank pursuant to the foregoing authorization, and the Collateral also will secure any advances or payments so made or expenses so incurred by the Bank.

      12. Notices. All notices, demands, requests, consents, approvals and other communications required or permitted hereunder must be in writing and will be effective upon receipt if delivered personally to such party, or if sent by facsimile transmission with confirmation of delivery, or by nationally recognized overnight courier service, to the address set forth above or to such other address as any party may give to the other in writing for such purpose.

      13. Preservation of Rights. No delay or omission on the part of the Bank to exercise any right or power arising hereunder will impair any such right or power or be considered a waiver of any such right or power or any acquiescence therein, nor will the action or inaction of the Bank impair any right or power arising hereunder. The Bank's rights and remedies hereunder are cumulative and not exclusive of any other rights or remedies which the Bank may have under other agreements, at law or in equity.

      14. Illegality. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

      15. Changes in Writing. No modification, amendment or waiver of any provision of this Agreement nor consent to any departure by the Grantor therefrom, will in any event be effective unless the same is in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Grantor in any case will entitle the Grantor to any other or further notice or demand in the same, similar or other circumstance.

      16. Entire Agreement. This Agreement (including the documents and instruments referred to herein) constitutes the entire agreement and supersedes all other prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

      17. Counterparts. This Agreement may be signed in any number of counterpart copies and by the parties hereto on separate counterparts, but all such copies shall constitute one and the same instrument.

      18. Successors and Assigns. This Agreement will be binding upon and inure to the benefit of the Grantor and the Bank and their respective heirs, executors, administrators, successors and assigns; provided, however, that the Grantor may not assign this Agreement in whole or in part without the prior written consent of the Bank and the Bank at any time may assign this Agreement in whole or in part.

      19. Interpretation. In this Agreement, unless the Bank and the Grantor otherwise agree in writing, the singular includes the plural and the plural the singular; words importing any gender include the other genders; references to statutes are to be construed as including all statutory provisions consolidating, amending or replacing the statute referred to; the word "or" shall be deemed to include "and/or", the words "including", "includes" and "include" shall be deemed to be followed by the words "without limitation"; references to articles, sections (or subdivisions of sections) or exhibits are to those of this Agreement unless otherwise indicated. Section headings in this Agreement are included for convenience of reference only and shall not constitute a part of this Agreement for any other purpose. If this Agreement is executed by more than one Grantor, the obligations of such persons or entities will be joint and several.

      20. Indemnity. The Grantor agrees to indemnify each of the Bank, its directors, officers and employees and each legal entity, if any, who controls the Bank (the "Indemnified Parties") and to hold each Indemnified Party harmless from and against any and all claims, damages, losses, liabilities and expenses (including, without limitation, all reasonable fees of counsel with whom any Indemnified Party may consult and all expenses of litigation or preparation therefor) which any Indemnified Party may incur or which may be asserted against any Indemnified Party as a result of the execution of or performance under this Agreement; provided, however, that the foregoing indemnity agreement shall not apply to claims, damages, losses, liabilities and expenses solely attributable to an Indemnified Party's gross negligence or willful misconduct. The indemnity agreement contained in this Section shall survive the termination of this Agreement. The Grantor may participate at its expense in the defense of any such claim.

      21. Governing Law and Jurisdiction. This Agreement has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS AGREEMENT WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED, EXCEPT THAT THE LAWS OF THE STATE WHERE ANY COLLATERAL IS LOCATED (IF DIFFERENT FROM THE STATE WHERE SUCH OFFICE OF THE BANK IS LOCATED) SHALL GOVERN THE CREATION, PERFECTION AND FORECLOSURE OF THE LIENS CREATED HEREUNDER ON SUCH PROPERTY OR ANY INTEREST THEREIN. The Grantor hereby irrevocably consents to the exclusive jurisdiction of any state or federal court for the county or judicial district where the Bank's office indicated above is located, and consents that all service of process be sent by nationally recognized overnight courier service directed to the Grantor at the Grantor's address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Agreement will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Grantor individually, against any security or against any property of the Grantor within any other county, state or other foreign or domestic jurisdiction. The Bank and the Grantor agree that the venue provided above is the most convenient forum for both the Bank and the Grantor. The Grantor waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Agreement.

      22. SELF HELP REMEDIES. THE GRANTOR BEING FULLY AWARE OF THE RIGHT TO NOTICE AND A HEARING ON THE QUESTION OF THE VALIDITY OF ANY CLAIMS THAT MAY BE ASSERTED AGAINST THE GRANTOR BY THE BANK UNDER THIS AGREEMENT, AND RELATED AGREEMENTS AND DOCUMENTS, BEFORE THE GRANTOR CAN BE DEPRIVED OF ANY PROPERTY IN THE GRANTOR'S POSSESSION, HEREBY WAIVES THESE RIGHTS AND AGREES THAT THE BANK MAY EMPLOY SELF-HELP OR ANY LEGAL OR EQUITABLE PROCESS PROVIDED BY LAW TO TAKE POSSESSION OF ANY SUCH PROPERTY WITHOUT FIRST OBTAINING A FINAL JUDGMENT OR WITHOUT FIRST GIVING THE GRANTOR NOTICE AND THE OPPORTUNITY TO BE HEARD ON THE VALIDITY OF THE CLAIM UPON WHICH SUCH TAKING IS MADE. THE GRANTOR WAIVES ALL RELIEF FROM ALL APPRAISEMENT OR EXEMPTION LAWS NOW IN FORCE OR HEREAFTER ENACTED.

      23. WAIVER OF JURY TRIAL. EACH OF THE GRANTOR AND THE BANK IRREVOCABLY WAIVES ANY AND ALL RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS AGREEMENT, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE GRANTOR AND THE BANK ACKNOWLEDGE THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

      24. Confidentiality of Information. The Bank shall use reasonable efforts to assure that information about the obligors and their respective operations, affairs and financial condition, not generally disclosed to the public or to trade and other creditors and which is furnished to the Bank pursuant to the provisions hereof, is used only for the purposes of this Agreement and the other Loan Documents and any other relationship between the Bank and shall not be divulged to any person other than the Bank and its officers, directors, employees and agents, except to the extent such information (i) was or generally becomes available to the general public other than as a result of disclosure by the Bank or any of its subsidiaries or affiliates, or (ii) was or becomes available on a non-confidential basis from a source other than the obligors; provided, that insofar as known to the Bank, such source is not prohibited from providing such information by any contractual, legal or fiduciary obligation to any obligor. Notwithstanding the forgoing, the Bank may disclose such information about any obligor (a) to its attorneys, accountants and other professional advisors, (b) in connection with the enforcement of the rights of the Bank hereunder and under the other Loan Documents or otherwise in connection with applicable litigation and (c0 as may otherwise be required or requested by any regulatory authority having jurisdiction over the Bank or by any applicable law, rule, regulation or judicial process.

      WITNESS the due execution hereof as a document under seal, as of the date first written above.

                                     METROLOGIC INSTRUMENTS, INC.

                                     By: C. H. Knowles

                                     Print Name: C. H. Knowles

                                     Title: President


                                     PNC BANK, NATIONAL ASSOCIATION

                                     By: Steven Prokop

                                     Print Name: Steven Prokop

                                     Title: Vice President

                                  EXHIBIT "A"
                             TO SECURITY AGREEMENT





Address of Grantor's chief executive office, including the County:

            90 Coles Road
            Blackwood, New Jersey 08012
            _______________ County



Addresses of other Equipment locations, including Counties and name and address of landlord or owner if location is not owned by the Grantor:

            NONE


Other names or tradenames now or formerly used by the Grantor:



            NONE