Form 10-K
period 1999-12-31
METROLOGIC INSTRUMENTS INC
filed 2000-03-30
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------
                                   FORM 10-K
                                ---------------
(Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

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

As of March 29, 2000 there were 5,429,434 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the following documents are incorporated herein by reference:

           Part III - The Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

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

The Company was incorporated in New Jersey in May 1969 as a successor to a sole proprietorship, which commenced operations in 1968. The Company's executive and administrative offices are located at 90 Coles Road, Blackwood, New Jersey 08012. The Company's telephone number is 856-228-8100.

The Company's principal subsidiaries include: Metrologic Instruments GmbH; Metrologic Asia (PTE) Ltd.; Metrologic do Brasil Ltda (a 51% joint venture); Holoscan, Inc. ("Holoscan"); Metro (Suzhou) Technologies Co., Ltd.; MTLG Investments Inc.; Metrologic Instruments (Barbados) Inc.; Metrologic Eria Iberica SL; and Metrologic Italia S.r.l.

The Company's Products

The Company's scanners use solid state visible-laser-diodes and incorporate custom integrated circuits and surface mount components for virtually all of their electronics. In addition, the Company's scanners use proprietary software, including ScanSet(R) and MetroSet(TM) configuration utilities and ScanSelect(TM) and MetroSelect(TM) bar code booklet programs, which allow the end-user to reconfigure and program the scanners' performance characteristics. These programs also permit the scanner to read commonly used bar codes and to perform a variety of other functions. In addition, the Company's interpretive and decode software provide the capability of high speed and aggressive decoding. The Company's scanners interface into most computers, point-of-transaction devices (e.g. cash registers), mobile computing terminals and internet-ready appliances.

Laser bar code scanners are the Company's predominant products and accounted for 92.7%, 94.4% and 92.8% of the Company's sales in 1999, 1998 and 1997, respectively. The following laser bar code scanners have historically accounted for a substantial portion of the Company's product revenues.

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

In 1998, the Company introduced the Orbit(R) MS7100. The MS7100 is a compact, omnidirectional presentation laser bar code scanner. This scanner is small and lightweight and designed for applications where counter and workspace is limited. Orbit can be used for many applications, including point-of-sale applications in retail and specialty stores. The MS7100 is positioned on a unit sales price basis between the MS6720 hand-held and MS700 Series.

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

Holographic Industrial Scanners. Since 1996, the Company has offered its HoloTrak(R) line of holographic scanners. These scanners utilize proprietary Metrologic technology to offer increased scanning performance at a more affordable price than similar fixed industrial-use omnidirectional scanners. The HoloTrak(R) line is designed to increase user efficiency and productivity in high volume package-handling situations. Holographic scanner products include the Company's versatile 8000 Series scanners, C Series(TM) scanners designed for industrial conveyor belt scanning, and tunnel systems which integrate cost-effective holographic scanner technology with other technologies including Q-Trak(TM) tracking software for a broad range of high-speed, automated applications.

Research and Product Development

The Company conducts its own engineering programs for the purposes of developing new products, improving its existing products' reliability, ergonomics and performance and reducing manufacturing and support costs. The Company is engaged in continuous development programs in the areas of optics, holography, electronics, software, radio-frequency interfacing, automated manufacturing methods and mechanics.

During 1999, the Company's research and development efforts were focused on new product introductions for 1999 and 2000, which include hand held scanners, fixed projection scanners, and holographic scanners. During 1999, 1998 and 1997, the Company incurred expenses of approximately $4.3 million, $4.2 million, and $3.4 million, respectively, on research and development activities.

Sales and Marketing

The Company sells its products through distributors, value-added resellers ("VARs"), original equipment manufacturers ("OEMs") and directly to end-users located throughout the world. The Company also utilizes its subsidiaries and affiliates to sell, distribute and service its products throughout major markets of the world. Metrologic Instruments GmbH, a wholly-owned subsidiary located near Munich, Germany, provides sales, distribution and service to European customers. In 1998, the Company established Metrologic Asia (PTE) Ltd., a wholly-owned subsidiary located in Singapore which provides sales, distribution and service, to develop and support the Company's growing Asian customer base. In 1998, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic do Brasil Ltda., located in Sao Paulo, Brazil. Metrologic do Brasil Ltda. provides sales, distribution and service for the Company's Brazilian customer base. Metrologic Instruments, South America was relocated to Sao Paulo, Brazil in 1999 and remains the exclusive sales office for the Company's South American customers outside of Brazil. In January 2000, the Company completed a Joint Venture agreement providing for a 51% equity interest In Metrologic Eria Iberica SL, located in Madrid Spain. Metrologic Eria Iberica SL provides sales, distribution and service for the Company's Spanish customer base.

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

Backlog

As of December 31, 1999, the Company had approximately $2.7 million in backlog orders. All such backlog orders are anticipated to be filled prior to December 31, 2000. As of December 31, 1998, the Company had approximately $4.6 million in backlog orders, of which substantially all were filled during the 1999 fiscal year.

The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may, however, require letters of credit or prepayment terms for those customers in lesser-developed countries.

The following table sets forth certain information as to the Company's sales by geographical location: (amounts in thousands)


                            Year Ended December 31,
                                    1997              1998              1999
    North America                 $19,684           $26,058           $33,698
    Europe                         26,475            28,849            33,906
    Rest of World                   7,336            10,734            12,499
                                  -------           -------           -------
      Total                       $53,495           $65,641           $80,103
                                  =======           =======           =======

Foreign sales of the Company's products are subject to the normal risks of foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions. The Company's international sales are invoiced in U.S. dollars, Euros, Singapore dollars, Brazilian reals, and the British pound and are thus subject to currency exchange fluctuations. Since the Company's products are manufactured in the United States, the Company's sales and results of operations are routinely affected by fluctuations in the value of the U.S. dollar. The Company undertakes certain hedging activities to the extent of known cash flow in an attempt to mitigate the effects of foreign exchange fluctuations.

Competition

The bar code scanning industry is highly competitive. The Company's scanners compete primarily with those produced by Accu-Sort Systems, Inc., Microscan Systems, Inc., NCR Corporation, PSC Inc., Symbol Technologies, Inc., Unova, Inc., Welch Allyn, Inc. and others in the United States as well as Scantech located in the Netherlands, Datalogic, Inc. located in Italy, Sick located in Germany, and Nippondenso ID Systems, Opticon, Inc. and many other manufacturers located in Asia. Many of the Company's competitors are much larger and have greater financial, technical, marketing and other resources than the Company.

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 76 issued U.S. patents, which expire between 2003 and 2017, and 16 foreign patents, which expire between 2005 and 2015. In addition, the Company currently has 18 U.S. allowed patent applications which are expected to issue as patents shortly. The Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), HandSet(R), HoloTrak(R), HoloSet(R), Mini-Slot(R), Liberty(R), Orbit(R), OmniQuest(R), ScanGlove(R), ScanPal(R), ScanQuest(R), ScanSet(R), Tech 7(R), Tech 8(R), Tech 10(R), and VarSide(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark and service mark applications including CodeGate(TM), C Series(TM), Cubit(TM), HoloProfiler(TM), HoloTunnel(TM), MetroSet(TM), Ortho(TM), Penta(TM), Pulsar(TM), Qtrak(TM), ScanKey(TM), SimulTrak(TM), and Voyager(TM) for other marks it is using both in the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125,000 over the subsequent two years ended November, 1998.

In connection with the settlement of a December 1993 patent lawsuit with Symbol, the Company agreed to make payments to Symbol through December 2004. As a result of the patent lawsuit, the Company redesigned its hand-held scanners to convert them from a triggered version to a triggerless version. In connection with the Symbol Agreement, Symbol and the Company amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7.5 million to approximately $5.1 million. The final payment in connection with the settlement was made in August 1999. For additional information concerning the settlement, see Note 10 of the Notes to Consolidated Financial Statements.

In December 1998, the Company and Symbol amended the Symbol Agreement to provide for the purchase of the Company's HoloTrak industrial holographic scanners for resale by Symbol under Symbol's brand label. This replaces a prior commitment of Symbol under the Symbol Agreement to purchase the Company's products.

In April 1999, the Company and Symbol executed a second amendment to the Symbol Agreement to provide for additional patent licenses for some of the Company's existing products.

On November 1, 1999, the Company and Symbol signed a third amendment to the Symbol Agreement. Under the terms of the amended agreement, the Company obtained a royalty-bearing license for certain of its new products under Symbol's laser scanning patents, and Symbol obtained a royalty-bearing license for its products under certain of the Company's patents. Under the terms of the amendment, both parties will make recurring periodic royalty payments to each other, effective on the date of signing the third amendment.

Manufacturing and Suppliers

The Company currently manufactures all of its products at its Blackwood, New Jersey facility, enabling the Company to quickly adapt and enhance its products and services to meet specific customer requirements. This capability also reduces the length of the new product development cycle and speeds the integration of new products into manufacturing. Product quality assurance is achieved by an experienced workforce.

The Company is currently preparing its Suzhou, China facility for production of locally designed products. Production is expected to begin in November 2000.

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

Employees

As of December 31, 1999, the Company had approximately 600 full-time employees. None of the Company's employees are represented by a labor union. Management believes that its relationships with its employees are good.

Item 2.  Properties

The Company's principal executive, administrative, R&D and manufacturing facility is approximately 113,000 square feet and is located in Blackwood, New Jersey. This facility is leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company and spouse of C.
Harry Knowles. This lease expires in March 2004.

Domestically, the Company leases an R&D facility in San Jose, California.

Internationally, the Company leases facilities in the following locations:
Munich, Germany; Bologna, Italy; Madrid, Spain; Sao Paolo, Brazil; Singapore; and Suzhou, China.

Item 3.  Legal Proceedings

The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On July 21, 1999 the Company and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., PSC Inc., Symbol Technologies, Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc., and Zebra Technologies Corporation. Symbol Technologies, Inc. has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the Company and the other Auto ID companies.

Although no claim is now or had ever been asserted by the Lemelson Partnership directly against the Company or, to our knowledge any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and to the Company's knowledge, the other Auto ID companies, believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against Auto ID companies customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

In response to the action commenced by the Company and the other plaintiffs, the Lemelson Partnership filed a motion to dismiss the lawsuit, or alternatively, to stay the proceedings pending the outcome of other litigation or transfer the case in its entirety to the U.S. District Court for Arizona where several infringement suits filed by the Lemelson Partnership are pending against other companies. The Lemelson Partnership has stated that the primary grounds for its motion to dismiss are the lack of a legally justifiable case or controversy between the parties because (1) the method claims asserted by the Lemelson Partnership apply only to the "use" of bar code equipment by the end-users and not the bar code equipment itself; and (2) the Lemelson Partnership has never asserted claims of infringement against the Auto ID companies. Plaintiffs have filed papers arguing against the Lemelson Partnerships' motion, and the motion is currently pending.

On October 13, 1999 the Company filed suit for patent infringement against PSC Inc. (PSC) in United States District Court for the District of New Jersey. The complaint asserts that at least seven of the Company's patents are infringed by a variety of point-of-sale bar code scanner products manufactured and sold by PSC. The patents cited in the complaint cover a broad range of bar code scanning technologies important to scanning in a retail environment including the configuration and structure of various optical components, scanner functionality's and shared decoding architecture. The complaint seeks monetary damages as well as a permanent injunction to prevent future sales of the infringing products.

On December 22, 1999, PSC filed an answer to the complaint citing a variety of affirmative defenses to the allegations of infringement asserted by the Company in its complaint. PSC additionally asserted a counterclaim under the Lanham Act claiming that the Company made false and misleading statements in its October 13, 1999 press release regarding the patent infringement suit against PSC. The Company does not believe that this counterclaim has any merit and has made a claim with its insurance carrier to pay for the defense of this claim.

The court has ordered the case to mediation, and discovery is stayed pending the outcome of the mediation.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 30, 2000 are as follows:

Name                       Age      Position
C. Harry Knowles*          71       Chairman of the Board and Chief Executive
                                     Officer
Janet H. Knowles*          58       Director, Vice President, Administration,
                                     Secretary and Treasurer
Thomas E. Mills IV         40       Director, President**, Chief Operating
                                     Officer, and Chief Financial Officer
Dr. LeRoy D. Dickson       65       Vice President, Optical Engineering,
                                     Metrologic Instruments, Inc. and President
                                     and Chief Operating Officer, Holoscan, Inc.
Dale M. Fischer            59       Vice President, International Sales
Joseph Milacci             56       Vice President, Industrial Automation
Benny A. Noens             52       Vice President, European Sales, and
                                     Managing Director, Metrologic  Instruments
                                     GmbH
John L. Patton             54       Director, Human Resources
Joseph Sawitsky            37       Vice President, Manufacturing
Mark C. Schmidt            29       Vice President, Marketing
Kevin P. Woznicki          46       Vice President, North American Sales
-----------------------------------
* Mr. and Mrs. Knowles are husband and wife.
**Mr. Mills became President on February 9, 2000

The Company's executive officers are elected annually by the Board of Directors following the annual meeting of shareholders and serve at the discretion of the Board of Directors.

C. Harry Knowles is the founder of the Company and has been Chairman of the Board of Directors since the Company's inception in 1969. Mr. Knowles served as President of the Company from its inception through 1982 and from 1985 until 1999. He has served as Chief Executive Officer since 1985. In addition, Mr. Knowles served as chief technical officer with responsibility for all of the Company's research and development activities from 1982 to 1985. Since 1988, Mr. Knowles has also served as a Managing Director of Metrologic Instruments GmbH. Prior to founding the Company, Mr. Knowles was the general manager of Westinghouse Electric Corporation's integrated circuits division in Elkridge, Maryland.

Janet H. Knowles was a director of the Company from 1972 to 1984 and has served as a director since 1986. Mrs. Knowles served as Vice President, Administration from 1976 to 1983 and has served in that capacity and as Secretary since 1984, and as Treasurer since 1994. Mrs. Knowles is responsible for the Company's administrative matters.

Thomas E. Mills IV, became President of the Company on February 9, 2000, a director of the Company effective March 25, 1999, and has served as the Company's Executive Vice President and Chief Operating Officer since April 1999, as the Company's Vice President, Finance since June 1995 and as Chief Financial Officer since May 1994. Mr. Mills was employed by Ferranti International, Inc. from 1986 to April 1994 in various positions, most recently as Senior Vice President, U.S. Operations.

Dr. LeRoy D. Dickson has served as the Company's Vice President, Optical Engineering since January 1997. He is also the President and Chief Operating Officer and co-founder of Holoscan, Inc., a company established in 1993 to develop holographic bar code scanners. Dr. Dickson served as Chief Executive Officer and President of Holoscan until March 1996, the date of the Company's acquisition of Holoscan. Prior to 1993, Dr. Dickson spent 24 years with IBM Corporation developing optical technology and laser scanning systems, including IBM's holographic supermarket scanners.

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

Joseph Milacci has served as the Company's Vice President, Industrial Automation since October 1997. From 1993 to 1997, Mr. Milacci was employed as General Manager and Member of the Board of Directors for OPCO, Inc., a manufacturer of optical components. From 1987 to 1997, on a part time basis from 1993 to 1997, Mr. Milacci owned and operated JEM Group, Inc., a process and service company. From 1985 to 1987, Mr. Milacci served as Vice President of Operations for Z-Tel, Inc., a telecommunications company. From 1977 to 1985, Mr. Milacci served as the Vice President and General Manager of Fischer Scientific Corporation. Mr. Milacci was previously employed by Metrologic from 1973 to 1977 as Operations Manager.

Benny A. Noens served as the Company's European Sales Manager from 1991 to 1993 and has served as Vice President, European Sales since 1994. In addition, Mr. Noens has been Managing Director of Metrologic Instruments GmbH since 1994. From 1980 until 1991, Mr. Noens held several positions with Data General Corporation, including serving in Latin America as Marketing and Distribution Manager. Prior to his employment at Data General, Mr. Noens managed a division of C.T. Janer Co., an import/export company located in Rio de Janiero, Brazil.

John L. Patton served as the Company's Human Resources Manager from 1993 to 1996 and has served as Director, Human Resources since December 1996. From 1988 to 1993, he was employed as a human resources consultant with the Gordon Wahls Company and from 1984 to 1988, he was employed as human resources manager at TRW, IRC Division. From 1979 to 1984 he held the position of Personnel Manager at Oral B Laboratories.

Joseph Sawitsky has served as the Company's Vice President, Manufacturing since November 1999. He joined Metrologic in 1998 as the Production Manager. From 1994 to 1998, he held several positions for Zenith Electronics Corp., a high-volume, automated electronics manufacturer. From 1990 to 1994, he worked for ICI Composites and manufactured specialty polymer materials for the aerospace and industrial markets. After graduating from the U. S. Naval Academy in 1984, he served six years in the Nuclear Submarine Force.

Mark C. Schmidt has served as the Company's Vice President, Marketing since November 1999. He has been employed by Metrologic since 1992, most recently in the position of Marketing Manager. During his tenure, Mr. Schmidt has progressed from Optical Engineer to the position of POS Product Manager in 1995, and Marketing Manager in 1997.

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


                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The common stock of the Company, par value $.01 per share ("Common Stock") is traded on The Nasdaq Stock Market's National Market System under the symbol "MTLG." The following table sets forth, for the indicated periods, the high and low closing prices of the Company's Common Stock as reported by Nasdaq:

                                                  High              Low

                  January to March 1997          $17 1/2          $13 1/4
                  April to June 1997             $19 3/4          $13 3/4
                  July to September 1997         $19 5/8          $14
                  October to December 1997       $15 3/4          $12 1/4

                  January to March 1998          $17 3/8          $12 5/8
                  April to June 1998             $18              $14 3/4
                  July to September 1998         $15 7/8          $12
                  October to December 1998       $14 1/4          $11

                  January to March 1999          $15 3/4          $11 1/2
                  April to June 1999             $14              $ 9 3/4
                  July to September 1999         $12 1/4          $ 9 3/4
                  October to December 1999       $14 1/4          $10 1/8



On March 29, 2000 there were 148 shareholders of record of Common Stock.

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

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)

                                           Year ended December 31,
                                 1995      1996       1997      1998      1999
                              -------------------------------------------------
Statement of Operations Data:

Sales                         $ 41,563   $ 46,971  $ 53,495  $ 65,641  $ 80,103
Cost of sales                   24,092     28,799    33,240    39,698    46,710
                              -------------------------------------------------
Gross profit                    17,471     18,172    20,255    25,943    33,393
Selling,  general and
  administrative expenses       10,589     10,505    12,087    15,537    21,331
Research and development
  expenses                       3,024      3,110     3,359     4,157     4,327
                              -------------------------------------------------
Operating income                 3,858      4,557     4,809     6,249     7,735

Other income (expense),  net       353        221      (156)      456      (202)
                              -------------------------------------------------
Income before provision
      for income taxes           4,211      4,778     4,653     6,705     7,533
Provision for income taxes       1,669      1,803     1,673     2,212     2,636
                              -------------------------------------------------
Net income                     $ 2,542    $ 2,975   $ 2,980  $  4,493  $  4,897
                              =================================================
Basic earnings per share
    Weighted average shares
       outstanding used in
       computing basic EPS   5,238,112  5,255,275 5,330,596 5,391,797 5,412,564
                              =================================================
    Basic earnings per share   $  0.49    $  0.57   $  0.56   $  0.83  $   0.90
                              =================================================
Diluted earnings per share
    Weighted average shares
       outstanding used in
       computing diluted EPS 5,278,683  5,301,066 5,447,277 5,512,758 5,460,194
                              =================================================
    Diluted earnings per share $  0.48    $  0.56    $ 0.55   $  0.82  $   0.90
                              =================================================


                                             December 31,
                            1995       1996       1997        1998       1999
Balance Sheet Data:     ------------------------------------------------------
Cash and cash
  equivalents             $ 12,065    $ 10,358   $ 13,096   $ 10,684   $  6,970
Working capital           $ 14,733    $ 15,200   $ 18,599   $ 21,496   $ 23,659
Total assets              $ 31,401    $ 35,992   $ 38,458   $ 46,296   $ 56,673
Long-term debt            $    817    $  1,764   $  1,496   $  2,608   $  3,414
Other long-term
  obligations             $  3,126    $  2,033   $  1,329   $    676   $    588
Total liabilities         $ 13,475    $ 14,945   $ 13,557   $ 16,295   $ 22,129
Common stock              $     52    $     53   $     54   $     54   $     54
Total shareholders'
  equity                  $ 17,926    $ 21,047   $ 24,901   $ 30,001   $ 34,544

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company derives its revenues from sales of its scanners through distributors, value-added resellers VARs and original equipment manufacturers OEMs and directly to end-users in the United States and in over 90 countries worldwide.

Results of Operations

Most of the Company's product sales in Western Europe and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in 1999 and 1998, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998 (amounts in thousands except per share information)

Sales increased 22.0% to $80,103 in 1999 from $65,641 in 1998, principally as a result of an increase in sales of the Company's industrial laser scanners, including HoloTrak(tm) industrial holographic laser scanners, the continued increase in market acceptance of the Company's point-of-sale ("POS) products and increased sales and marketing efforts. The increase in sales volume in 1999 was offset by lower average unit selling prices on the Company's POS products compared to the corresponding period in 1998, and reflected unfavorable foreign currency exchange fluctuations. Average unit selling prices reflected significant unfavorable foreign exchange rate fluctuations. The reduction in the value of the Euro against the U.S. dollar since January 1999 negatively affected the recorded U.S. dollar value of the year-to-date European operation sales by approximately 9.3% and consolidated sales by 3.7%.

International sales accounted for $46,405 (57.9% of total sales) in 1999 and $39,583 (60.3% of total sales) in 1998. Two customers accounted for 5.9% and 5.1%, respectively, of the Company's revenues in 1999. Two customers accounted for 5.9% and 5.4%, respectively, of the Company's revenues in 1998.

Cost of sales increased 17.7% to $46,710 in 1999 from $39,698 in 1998, while cost of sales as a percentage of sales decreased to 58.3% from 60.5%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products, reduced product costs of certain POS products and manufacturing efficiencies and operating leverage that resulted from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's POS products. If sales in 1999 are adjusted to negate the effect of the reduction in the value of the Euro against the U.S. dollar since January 1999, cost of sales as a percentage of sales would have been a more favorable 56.3% in 1999.

Selling, general and administrative ("SG&A") expenses increased 37.3% to $21,331 in 1999 from $15,537 in 1998 and increased as a percentage of sales to 26.6% from 23.7%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert Program(TM), a business partner program used to market and promote the Company's products.

Research and development ("R&D") expenses increased 4.1% to $4,327 in 1999 from $4,157 in 1998, and decreased as a percentage of sales from 6.3% to 5.4%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(TM).

Operating income increased 23.8% to $7,735 in 1999 from $6,249 in 1998, and operating income as a percentage of sales increased to 9.7% from 9.5%.

Other income/expenses reflect net other expenses of $202 in 1999 compared to net other income of $456 in 1998. Net other expenses in 1999 reflects higher interest expense, lower interest income and foreign currency transaction losses as compared to 1998.

Net income increased 9.0% to $4,897 in 1999 from $4,493 in 1998. Net income reflects a 35% effective income tax rate for 1999 compared to 33% in 1998. The increased effective income tax rate resulted from a reduction in the recorded foreign tax benefit. The increase in the value of the U.S. dollar relative to other foreign currencies since January 1999 negatively affected diluted earnings per share by approximately $0.34 per share.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 (amounts in thousands except per share information)

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

Research and development expenses increased 23.8% to $4,157 in 1998 from $3,359 in 1997, and remained constant as a percentage of sales at 6.3%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(TM).

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital increased approximately 10.1% to $23,659 as of December 31, 1999 from $21,496 as of December 31, 1998.

The Company's operating activities used cash of $3,679 in 1999 compared with net cash provided of $534 in 1998. Net cash used in operating activities in 1999 resulted primarily from increases in accounts receivable and inventory, partially offset by an increase in net income, plus noncash changes and an increase in accrued expenses.

The Company's total deferred income tax asset of $872 and deferred tax liability of $632 are based upon cumulative temporary differences as of December 31, 1999, which provide approximately $685 of future net tax deductions against future taxable income. The deferred tax asset arises primarily from recording reserves on current assets as expenses for accounting purposes prior to receiving the related tax benefits. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured revolving line of credit. In November 1999, the Company expanded its revolving line of credit from $7,500 to $10,000. This line of credit requires the Company to comply with certain financial covenants and other restrictions. As of December 31, 1999, the Company was in compliance with these financial covenants and $3,050 was outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires annually on June 30.

The Company also has approximately 1,100 Euros unsecured revolving credit facilities with European banks in the name of its European subsidiary, Metrologic Instruments GmbH. As of December 31, 1999, no amounts were outstanding under these revolving credit facilities.

From time to time, the Company enters into convertible lines of credit in U.S. dollars and Euros for the purchase of fixed assets. These lines of credit allow for periodic drawdowns up to specified maximum amounts. Upon full utilization of such lines of credits, amounts are converted to term notes ranging from 54 months to 60 months.

In April 1998, the Company entered into a line of credit with its primary bank denominated in Euros, in an amount not to exceed $1,500, for the purchase of fixed assets. In December 1998, the Company converted the outstanding balance of $1,500 to a term note, payable over a 54 month period.

In December 1998, the Company and its primary bank entered into an agreement for a line of credit of $1,500 for the purchase of fixed assets. In December 1999, this line was fully utilized and converted to a term note, payable over a 54-month period.

In August 1999, the Company and its primary bank entered into an agreement for an additional line of credit of $2,400 for the purchase of fixed assets. As of December 31, 1999, $1,089 was outstanding under this line. The Company is currently making interest-only payments until December 31, 2000, at which time amounts outstanding will convert, to a term note, payable over a 60-month period.

Property, plant & equipment expenditures were $3,886 and $3,104 in 1999 and 1998, respectively. During the second quarter of 1999, the Company completed its first phase of IT system implementations and continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and (iv) enhancements to existing information systems, and additional information systems.

The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the Euro and the Brazilian real. In an effort to mitigate the financial implications of the volatility in the exchange rate between the Euro and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) Euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in Euros. Additionally, The Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the Euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar.

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

Reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the effects of and changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Impact of Year 2000 (amounts in thousands)

As of March 2000, the Company has not experienced significant issues resulting from Year 2000 computer system errors. The Company's worldwide operations are functioning normally. There can be no assurance, however, that the Company will not encounter significant issues resulting from Year 2000 computer system errors in the future.

Total expenditures for replacing substantially all IT systems with new, Year 2000 compliant IT systems for the Company and subsidiaries amounted to approximately $1,800, which includes external resource costs, a substantial portion of which was capitalized.

Euro Conversion.

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. The countries that adopted the Euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and is reviewing whether certain existing contracts will need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

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

Foreign Exchange Risk. The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the Euro, thereby mitigating the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany sales and payments. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. A large percentage of the Company's foreign sales are transacted in local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A hypothetical five percent strengthening or weakening of the U.S. dollar against the Euro could have had an impact of $864 on the net earnings of the Company. Actual results may differ.

The Company is subject to risk from fluctuations in the value of the Euro relative to the U.S. dollar for its European subsidiary, which uses the Euro as their functional currency and translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 1999, the Company had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted Euro rate amounts to $427. Actual results may differ.

In addition, the Company holds debt denominated in Euros and recognizes foreign currency translation adjustments in net income. The potential loss resulting from a hypothetical 10% adverse change in the quoted Euro rate is approximately $157. Actual results may differ.

Item 8.           Financial Statements and Supplementary Data

Index                                                              Pages

Report of Ernst & Young LLP, Independent Auditors                    19

Consolidated Balance Sheets at December 31, 1999 and 1998            20

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 1999                                21

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended December 31, 1999        22

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1999                                23

Notes to Consolidated Financial Statements                           24-33

Supplementary Data (Unaudited)                                       34-35

Financial statement schedules:
  Schedule II - Valuation and Qualifying Accounts is filed herewith. All other schedules are omitted because they are not applicable, not required, or because the required information is included in
  the consolidated financial statements or notes thereto.            41

                  Report of Independent Auditors

The Board of Directors and Shareholders
Metrologic Instruments, Inc.


We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/Ernst & Young, LLP



Philadelphia, Pennsylvania
February 24, 2000

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                              December 31,
Assets                                                       1999      1998
                                                           --------  --------
     Current assets:
        Cash and cash equivalents                          $  6,970  $ 10,684
        Accounts receivable,  net of allowance of $350 and
            $389 in 1999 and 1998,  respectively             21,474    14,542
        Inventory                                            11,231     6,900
        Deferred income taxes                                   872     1,308
        Other current assets                                  1,239     1,073
                                                           --------  --------
     Total current assets                                    41,786    34,507

     Property,  plant and equipment, net                      8,873     6,382
     Patents and trademarks,  net of amortization
        of $764 and $604 in 1999 and 1998,  respectively      2,469     1,745
     Holographic technology,  net of amortization of $366
        and $250 in 1999 and 1998, respectively                 716       832
     Advance license fee, net of amortization of $353
        and $235 in 1999 and 1998, respectively               1,647     1,765
     Security deposits and other assets                       1,182     1,065
                                                           --------  --------
     Total assets                                          $ 56,673  $ 46,296
                                                           ========  ========

Liabilities and shareholders' equity

     Current liabilities:
        Line of credit                                     $  3,050  $      -
        Current portion of notes payable                      1,282       908
        Accounts payable                                      3,741     4,155
        Accrued expenses                                     10,054     7,260
        Accrued legal settlement                                  -       688
                                                           --------  --------
     Total current liabilities                               18,127    13,011

     Notes payable,  net of current portion                   3,414     2,608
     Deferred income taxes                                      588       676

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                              -         -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,414,030 and 5,404,512 shares
            issued and outstanding in 1999 and 1998,
            respectively                                         54        54
        Additional paid-in capital                           17,083    16,933
        Retained earnings                                    17,966    13,069
        Accumulated other comprehensive (loss)                 (559)      (55)
                                                           --------  --------
        Total shareholders' equity                           34,544    30,001
                                                           --------  --------
     Total liabilities and shareholders' equity            $ 56,673  $ 46,296
                                                           ========  ========

                            See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                  Year ended December 31,
                                          -------------------------------------

                                             1999          1998          1997
                                          ---------     ---------     ---------


Sales                                      $ 80,103      $ 65,641      $ 53,495
Cost of sales                                46,710        39,698        33,240
                                          ---------     ---------     ---------

Gross profit                                 33,393        25,943        20,255

Selling,  general and administrative
  expenses                                   21,331        15,537        12,087
Research and development expenses             4,327         4,157         3,359
                                          ---------     ---------     ---------

Operating income                              7,735         6,249         4,809

Other income (expenses)
     Interest income                            402           521           460
     Interest expense                          (262)         (177)         (175)
     Foreign currency transaction
       (loss) gain                             (342)           81          (445)
     Other,  net                                  -            31             4
                                          ---------     ---------     ---------

     Total other income (expenses)             (202)          456          (156)
                                          ---------     ---------     ---------

Income before provision for income taxes      7,533         6,705         4,653

Provision for income taxes                    2,636         2,212         1,673
                                          ---------     ---------     ---------

Net income                                 $  4,897      $  4,493      $  2,980
                                          =========     =========     =========
Basic earnings per share

     Weighted average shares
        outstanding                       5,412,564     5,391,797     5,330,596
                                          =========     =========     =========

     Basic earnings per share              $   0.90      $   0.83      $   0.56
                                          =========     =========     =========

Diluted earnings per share

     Weighted average shares outstanding  5,412,564     5,391,797     5,330,596
     Net effect of dilutive securities       47,630       120,961       116,681
                                          ---------     ---------     ---------

     Total shares outstanding used in
        computing diluted earnings per
        share                             5,460,194     5,512,758     5,447,277
                                          =========     =========     =========
     Diluted earnings per share            $   0.90      $   0.82      $   0.55
                                          =========     =========     =========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Consolidated Statements of Shareholders' Equity
                             (amounts in thousands)

                                                               Accumulated
                                                                 Other
                            Additional                        Comprehensive
                     Common Paid-in   Deferred      Retained     Income
                     Stock  Capital Compensation    Earnings     (Loss)   Total
                     ----------------------------------------------------------
Balances,
  December 31,  1996      53   15,055      (8)       5,596         351   21,047
    Comprehensive
      income:
        Net income                                   2,980                2,980
        Other
          comprehensive
          loss -
          foreign currency
          translation
          adjustment                                              (467)    (467)
    Total comprehensive
      income                                                              2,513
    Exercise of stock
      options             1    1,055                                      1,056
    Stock issued through
        employee stock
        purchase plan             94                                         94
    Compensation expense
        related to stock
        awards                              6                                 6
    Tax benefit of stock
        options                  185                                        185
                     ----------------------------------------------------------
Balances,
  December 31,  1997     54   16,389       (2)       8,576         (116) 24,901
    Comprehensive
      income:
        Net income                                   4,493                4,493
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment                                               61        61
    Total comprehensive
      income                                                              4,554
    Exercise of stock
      options                    390                                        390
    Stock issued through
        employee stock
        purchase plan            110                                        110
    Compensation expense
        related to stock
        awards                               2                                2
    Tax benefit of stock
        options                   44                                         44
                     ----------------------------------------------------------
Balances,
  December 31,  1998   $ 54 $ 16,933      $  -     $13,069        $ (55)$30,001
    Comprehensive
      income:
        Net income                                   4,897                4,897
        Other
          comprehensive
          loss -
          foreign currency
          translation
          adjustment                                              (504)    (504)
    Total comprehensive
      income                                                              4,393
    Exercise of stock
      options                      39                                        39
    Stock issued through
        employee stock
        purchase plan             111                                       111
                     ----------------------------------------------------------
Balances,
  December 31,  1999   $ 54 $ 17,083      $  -     $17,966        $(559)$34,544

                             See accompanying notes

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                  Year ended December 31,
                                             --------------------------------
Operating activities                            1999        1998        1997
                                             --------    --------    --------

Net income                                    $ 4,897     $ 4,493     $ 2,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Depreciation                               1,309       1,044         843
     Amortization                                 431         334         289
     Compensation expense related to stock
        awards and employee stock
        purchase plan                               -           2           6
     Deferred income taxes                        343         958         939
     Gain on disposal of property                   -        (122)          -
     Changes in operating assets and liabilities:
        Accounts receivable                    (7,815)     (4,876)     (1,995)
        Inventory                              (4,494)     (2,167)        779
        Other current assets                     (120)       (443)       (121)
        Other assets                             (157)         70         412
        Accounts payable                         (414)      1,296         252
        Accrued expenses                        3,029         887        (266)
        Accrued legal settlement                 (688)       (942)       (785)
                                             --------    --------    --------

Net cash (used in) provided by
  operating activities                         (3,679)        534       3,333

Investing activities

Purchase of property,  plant and equipment     (3,886)     (3,104)       (544)
Patents and trademarks                           (884)       (584)       (323)
Advance license fee                                 -           -        (500)
Purchase of Holoscan, Inc. and holographic
   technology, net of cash acquired                 -        (194)        (44)
Other Intangibles                                   -        (559)          -
Proceeds from sale of property                      -          65           -
                                             --------    --------    --------

Net cash used in investing activities          (4,770)     (4,376)     (1,411)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                 150         411       1,150
Principal payments on notes payable              (860)       (418)       (332)
Proceeds from issuance of notes payable         2,458       1,960           -
Net proceeds from line of credit                3,050           -           -
Payments of amounts due to former officer           -           -         (84)
Capital lease payments                           (115)       (142)       (250)
                                             --------    --------    --------

Net cash provided by financing
  activities                                    4,683       1,811         484

Effect of exchange rates on cash                   52        (381)        332
                                             --------    --------    --------

Net (decrease) increase in cash and
  cash equivalents                             (3,714)     (2,412)      2,738
Cash and cash equivalents at beginning
  of year                                      10,684      13,096      10,358
                                             --------    --------    --------

Cash and cash equivalents at end of year     $  6,970    $ 10,684    $ 13,096
                                             ========    ========    ========

Supplemental Disclosure

     Cash paid for interest                  $    273    $    174    $    169
                                             ========    ========    ========
     Cash paid for income taxes              $  1,875    $  1,260    $     96
                                             ========    ========    ========
     Capital lease obligations incurred      $      -    $      -    $    261
                                             ========    ========    ========
     Tax benefit from stock options          $      -    $     44    $    185
                                             ========    ========    ========

                             See accompanying notes

                          Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 1999
                             (Dollars in Thousands)

1.       Business

         Metrologic Instruments, Inc. designs, manufactures and markets bar code scanning equipment incorporating laser and holographic technology. The Company's principal products are hand-held scanners, fixed projection scanners, in-counter scanners and industrial scanners. These scanners rapidly, accurately, and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems. The Company's customers are located throughout the world.

2.       Accounting Policies

Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of Metrologic Instruments, Inc., and its domestic and foreign subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Product sales revenue is recognized upon the transfer of title to goods, which is generally upon shipment of products.

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

Holographic Technology

         Holographic Technology resulted from the acquisition of Holoscan, Inc. on March 1, 1996 and is being amortized over ten years. The Company was required to pay the former shareholders of Holoscan, Inc. $194 in 1998 and $44 in 1997, which was based on sales of certain holographic laser scanners. Such amounts were considered additions to holographic technology and are being amortized over the remainder of the ten-year period.

Advance License Fee

         The Company capitalized an advance license fee of $2,000 in December 1996 (Note 10). The advance license fee is being amortized on a straight-line basis over the seventeen-year life of the cross-licensing agreement.

Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in other comprehensive loss in the consolidated financial statements.

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

Concentrations of Credit Risk

         The Company has operations, subsidiaries and affiliates in the United States, Europe, Asia and South America. The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may require, however, letters of credit or prepayment terms for those customers in lesser developed countries.

         Short-term cash investments are placed with high credit quality financial institutions or in short-term high quality debt securities. The Company limits the amount of credit exposure in any one institution or single investment.

Accounting for Stock Options

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Note 13 to these consolidated financial statements includes the required disclosures and pro forma information provided for under SFAS 123, "Accounting for Stock-Based Compensation."

Impact of Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. In June 1999, the FASB voted to defer the implementation date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No. 133 on the earnings and financial position of the Company.

Reclassification

         Certain prior year balances have been reclassified to conform with current year presentation.

3.       Inventory

Inventory consists of the following:
                                             December 31,
                                         1999            1998

                  Raw materials       $ 4,273          $2,435
                  Work-in-process       4,020           2,614
                  Finished goods        2,938           1,851
                                      $11,231          $6,900

4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:
                                                            December 31,
                                                        1999           1998

                  Buildings and improvements         $  3,011        $2,416
                  Machinery and equipment              12,911         9,664
                                                       15,922        12,080
                  Less accumulated depreciation         7,049         5,698
                                                        8,873         6,382

Machinery and equipment included $487 under capital leases as of December 31, 1999 and 1998. Accumulated depreciation on these assets was $207 and $142 as of December 31, 1999 and 1998, respectively.


5.       Accrued Expenses

Accrued expenses consist of the following:

                                                   December 31,
                                               1999             1998

                  Accrued royalties         $  1,253          $   835
                  Accrued compensation         3,035            1,506
                  Income taxes                 1,454              757
                  Product warranty               924              853
                  Profit sharing                 300              300
                  Accrued marketing and
                     sales promotions          1,452            1,175
                  Other                        1,636            1,834
                                            $ 10,054          $ 7,260


6.       Notes Payable

Notes payable consist of the following:
                                                            December 31,
                                                       1999             1998

          Term note (a)                               $  513           $  880
          Fixed asset term notes payable (b)           2,554            1,866
          Fixed asset line of credit (c)               1,089                0
          Note  payable-shareholders (d)                 223              335
          Capital lease obligations (e)                  311              432
          Other                                            6                3
                                                       4,696            3,516
          Less: current maturities                     1,282              908
                                                      $3,414           $2,608

The Company's primary debt facility consists of an Amended and Restated Loan & Security Agreement dated November 1995 with its primary bank, as amended (collectively, the "Bank Agreement").

(a) In December 1996, under the Bank Agreement, the Company executed a term note for $1,300. In 1997, this term note was converted from a U.S. dollar denominated loan to a Euro based loan (Note 7). The term note, due January 2002, is payable in monthly installments of approximately $22 and bears interest at the variable Euro-Rate (3.55% at December 31, 1999), as defined in the Bank Agreement, plus 1.75%.

(b) During 1998, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit and a Euro denominated line of credit (Note 7) for the purpose of purchasing fixed assets. Each line of credit has a maximum borrowing limit of $1,500. Interest only is payable monthly at the variable
         Euro-Rate, as defined, plus 1.5%. As of December 31, 1998, the Company converted the Euro denominated line of credit to a term note payable in 54 equal monthly installments. On December 31, 1999, the U.S. dollar denominated line of credit was converted into a term note payable in 54 equal monthly installments.

(c) In August 1999, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit for the purpose of purchasing fixed assets. This line of credit has a maximum borrowing limit of $2,400. Interest only is payable monthly at the Libor rate (6.5% at December 31, 1999), as defined, plus 1.5%. On January 1, 2001, the line of credit will be converted into a term note, payable in 60 monthly installments.

(d) Note payable - shareholders, due September 2001, is payable in annual installments of $112 and bears interest at the prime rate (8.50% as of December 31, 1999), as defined, plus 0.5%.

(e) The Company has entered into capitalized lease agreements for equipment which are payable through 2002 at interest rates ranging from 6% to 9.3%.


The minimum annual principal payments of notes payable and capital lease obligations at December 31, 1998 are approximately as follows:


                                    2000             $1,282
                                    2001              1,303
                                    2002                971
                                    2003                723
                                    2004                417
                                                     ------
                                                     $4,696

7.       Financial Instruments

The Company selectively enters into derivative financial instruments to offset its exposure to foreign currency risks. These financial instruments include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's European subsidiary, and (ii) Euro based loans to act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in Euros. Gains and losses on the Company's forward exchange contracts offset losses and gains, respectively, on the assets, liabilities, and intercompany transactions being hedged. Forward exchange contracts are adjusted to market value and the resulting gains and losses are reflected in income. At December 31, 1999 and 1998, the Company had no foreign currency forward exchange contracts outstanding.

8.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                      December 31,
                                                  1999            1998
                                                  -----           -----
             Deferred tax assets:
               Reserves on current assets         $ 215           $ 384
               Inventory capitalization             155             143
               Warranty reserve                     172             167
               Accrued legal settlement               -             275
               Other accrued expenses               330             339
                                                 ------          ------
                                                 $  872          $1,308
                                                 ======          ======
             Deferred tax liability:
               Advance license fee               $  612          $  705
               Deferred gain on involuntary
                 conversion                          20              20
                                                 ------          ------
                                                 $  632          $  725
                                                 ======          ======


Significant components of the provision for income taxes are as follows:

                                                   Year ended December 31,
                                                 1999       1998       1997
                                                 ----       ----       ----
          Current:
            Federal                            $2,160     $ 1,209    $  683
            Foreign                               (17)       (103)        -
            State                                 150         148        51
                                               ------      ------    ------
          Total current                         2,293       1,254       734

          Deferred:
            Federal                                244        742       727
            State                                   99        216       212
                                                ------     ------    ------
          Total deferred                           343        958       939
                                                ------     ------    ------
          Provision for income taxes            $2,636     $2,212    $1,673
                                                ======     ======    ======


The effective income tax rate of 35.0%, 33.0% and 36.0% for the years ended December 31, 1999, 1998, and 1997, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:


                                                      December 31,
                                             1999         1998         1997
                                             ----         ----         ----
     Statutory federal tax provision       $2,561       $2,280       $1,582
     State income taxes, net of
       federal income tax benefit             165          240          174
     Foreign income taxes                    (349)         (98)           -
     Other                                    259         (210)         (83)
                                           ------       ------       ------
     Provision  for income taxes           $2,636       $2,212       $1,673
                                           ======       ======       ======

9.       Related Party Transactions

The Company's principal shareholder, Chairman, and CEO and his spouse, the Company's Vice President, Administration, Secretary, Treasurer and a director, own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $796, $762, and $729 for the years ended December 31, 1999, 1998 and 1997, respectively. The lease for the real estate was renewed in March 2000 and expires in March 2004. Future minimum lease payments required under the lease are approximately $832 in 2000, $869 in 2001, $908 in 2002, $949 in 2003,
and $240 thereafter, excluding taxes and insurance.

The notes payable - shareholders referred to in Note 6 include a loan payable to the principal shareholder, Chairman and CEO. In 1999, the fifth installment of the seven-year notes was paid to the principal shareholder in the amount of $131, which included $26 of interest.

The Company incurred expenses of $42, $56, and $75 for tax services rendered by an accounting firm during the years ended December 31, 1999, 1998 and 1997, respectively. A partner in this accounting firm is a shareholder and director of the Company.

10.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease manufacturing and office equipment and office space and vehicles for its foreign subsidiaries.

Future minimum lease payments required under the lease agreements as of December 31, 1999 are $335 in 2000, $244 in 2001, $107 in 2002, and $33 in
2003. Rental expense for 1999, 1998 and 1997 was approximately $403, $297, and $196, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. Royalty expense under the Symbol Agreement amounted to $3,343, $2,826, and $1,513 in 1999, 1998, and 1997, respectively.

In connection with the settlement of a December 1993 patent lawsuit with Symbol, the Company agreed to make payments to Symbol through December 31, 2004. As a result of the patent lawsuit, the Company redesigned its hand-held scanners to convert them from a triggered version to a triggerless version. In connection with the Symbol Agreement above, Symbol and the Company amended the December 1993 settlement to adjust the maximum aggregate amount payable thereunder by the Company to approximately $5.1 million, all of which was accrued as of December 31, 1996. The final payment in connection with the settlement was made in August, 1999.

In December 1998, the Company and Symbol amended the Symbol Agreement to provide for the purchase of the Company's HoloTrak industrial holographic scanners for resale by Symbol under Symbol's brand label. This replaces a prior commitment of Symbol under the Symbol Agreement to purchase the Company's products.

In April 1999, the Company and Symbol executed a second amendment to the Symbol Agreement to provide for additional patent licenses for some of the Company's existing products.

On November 1, 1999, the Company and Symbol signed a third amendment to the Symbol Agreement. Under the terms of the amended agreement, the Company obtained a royalty-bearing license for certain of its new products under Symbol's laser scanning patents, and Symbol obtained a royalty-bearing license for its products under certain of the Company's patents. Under the terms of the amendment, both parties will make recurring periodic royalty payments to each other, effective on the date of signing the third amendment.

Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

On July 21, 1999 the Company and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit, which is entitled Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships, was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., PSC Inc., Symbol Technologies, Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc., and Zebra Technologies Corporation. Symbol Technologies, Inc. has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the Company and the other Auto ID companies.

Although no claim is now or had ever been asserted by the Lemelson Partnership directly against the Company or, to our knowledge any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and to the Company's knowledge, the other Auto ID companies believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against Auto ID companies customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

In response to the action commenced by the Company and the other plaintiffs, the Lemelson Partnership filed a motion to dismiss the lawsuit, or alternatively, to stay the proceedings pending the outcome of other litigation or transfer the case in its entirety to the U.S. District Court for Arizona where several infringement suits filed by the Lemelson Partnership are pending against other companies. The Lemelson Partnership has primarily stated the grounds for its motion to dismiss are the lack of a legally justifiable case or controversy between the parties because (1) the method claims asserted by the Lemelson Partnership apply only to the "use" of bar code equipment by the end-users and not the bar code equipment itself; and (2) the Lemelson Partnership has never asserted claims of infringement against the Auto ID companies. Plaintiffs have filed papers arguing against the Lemelson Partnerships' motion, and the motion is currently pending.

On October 13, 1999 the Company filed suit for patent infringement against PSC Inc. (PSC) in United States District Court for the District of New Jersey. The complaint asserts that at least seven of the Company's patents are infringed by a variety of point-of-sale bar code scanner products manufactured and sold by PSC. The patents cited in the complaint cover a broad range of bar code scanning technologies important to scanning in a retail environment including the configuration and structure of various optical components, scanner functionality's and shared decoding architecture. The complaint seeks monetary damages as well as a permanent injunction to prevent future sales of the infringing products.

On December 22, 1999, PSC filed an answer to the complaint citing a variety of affirmative defenses to the allegations of infringement asserted by the Company in its Complaint. PSC additionally asserted a counterclaim under the Lanham Act claiming that the Company made false and misleading statements in its October 13, 1999 press release regarding the patent infringement suit against PSC. The Company does not believe that this counterclaim has any merit and has made a claim with its insurance carrier to pay for the defense of this claim.

The court has ordered the case to mediation, and discovery is stayed pending the outcome of the mediation.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Credit Facility

The Bank Agreement (Note 6) expires annually on June 30, and includes financial covenants with which the Company is in compliance. The Bank Agreement includes an available unsecured line of credit of $10,000, which bears interest at the bank's prime rate (8.5% at December 31, 1999) minus 0.75%. The weighted average interest rate for 1999 was 8.25%. As of December 31, 1999, $6,950 was available under the line of credit.

The Company also has approximately 1,100 Euros unsecured revolving lines of credit with European banks in the name of its European subsidiary, Metrologic Instruments GmbH. As of December 31, 1999, no amounts were outstanding under these revolving credit facilities.

11.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the Chief Executive Officer and are equal to a percentage of each participant's compensation. The Company's contributions were $300 in 1999, 1998 and 1997, respectively.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan, contributions to which are partially matched by the Company. Contribution expenses were $75, $62, and $55 in 1999, 1998 and 1997, respectively.

12.      Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 1999, 1998 or 1997.

The Company manages its business on a geographical basis and has principal operations in the United States and Europe. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.

                   United States Operations               European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Sales        1997 $19,684   $  855    $ 7,336   $27,875   $25,620    $53,495
             1998  26,058    1,351     10,734    38,143    27,498     65,641
             1999  33,698    2,578     12,499    48,775    31,328     80,103

Interest income

             1997 $   460        -          -   $   460         -    $   460
             1998     521        -          -       521         -        521
             1999     402        -          -       402         -        402

Interest expense

             1997 $   175        -          -   $   175         -    $   175
             1998     177        -          -       177         -        177
             1999     262        -          -       262         -        262

Depreciation and
 amortization

             1997 $   973        -          -   $   973       159    $ 1,132
             1998   1,196        -          -     1,196       182      1,378
             1999   1,572        -          -     1,572       168      1,740

Income (loss)
before provision
for income taxes

             1997 $ 4,686        -          -   $ 4,686   $   (33)  $  4,653
             1998   6,872        -          -     6,872      (167)     6,705
             1999   7,519        -          -     7,519        14      7,533

Identifiable
 assets      1997 $31,091        -          -   $31,091   $ 7,367    $38,458
             1998  37,455        -          -    37,455     8,841     46,296
             1999  45,982        -          -    45,982    10,691     56,673

13.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and a board member. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 1,600,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 513,000 shares were available for grant under the Incentive Plan at December 31, 1999. Options granted under the Incentive Plan become exercisable over periods ranging from one to seven years. Each option shall expire four to ten years after becoming exercisable.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively, risk-free interest rates of 6.2%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 50%, 40% and 50%, respectively, and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                          1999          1998         1997
             Net income:
              As reported                $4,897        $4,493        $2,980
              Pro forma                   3,652         2,811         2,391
             Net income per share:
                Basic:
                  As reported            $ 0.90        $ 0.83        $ 0.56
                  Pro forma                0.67          0.52          0.45
                Diluted:
                  As reported            $ 0.90        $ 0.82        $ 0.55
                  Pro forma                0.67          0.51          0.44

A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1998, and 1999 follows:


                                                Options    Weighted-Average
                                            (in thousands)  Exercise Price
                                            -------------- ----------------
Outstanding - December 31, 1996                      522            $11.67
Granted                                               25             16.13
Exercised                                            (87)            11.88
Canceled                                             (12)            12.08
                                            -------------- ----------------
Outstanding-December 31, 1997                        448             11.84
Granted                                              350             12.95
Exercised                                            (30)            11.79
Canceled                                             (16)            11.99
                                            -------------- ----------------
Outstanding-December 31, 1998                        752            $12.36
Granted                                              287             10.31
Exercised                                             (3)            11.66
Canceled                                            (100)            11.81
Outstanding-December 31, 1999                        936            $11.79
                                            ============== ================

Exercisable at December 31, 1999                     465            $11.98
                                            ============== ================
Weighted-average fair value of
  options granted during 1999                      $7.31
                                            ==============

Exercise prices for options outstanding as of December 31, 1999 ranged from $10.31 to $16.13. The weighted-average remaining contractual life of those options is seven years.

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

Supplementary Data
Quarterly Consolidated Operating Results (Unaudited)

The following tables present unaudited quarterly operating results for the Company for each quarter of 1999 and 1998. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

Quarterly Consolidated Operating
Results (Unaudited) (In Thousands except share and per share data)


                                            Three months ended
                               March 31,   June 30,  September 30, December 31,
                                 1999        1999        1999         1999
                              ----------  ----------  ----------  ----------
Sales                         $ 18,253    $ 19,466    $ 20,153     $ 22,231
Cost of sales                   10,963      11,638      11,538       12,571
                              --------    --------    --------    ---------
Gross profit                     7,290       7,828       8,615        9,660
Selling,  general and
  administrative expenses        4,588       4,932       5,407        6,404
Research and development
  expenses                         960       1,023       1,066        1,278
                              --------   ---------   ---------   ----------
Operating income                 1,742       1,873       2,142        1,978
Other (expenses) income
    Interest income                131          83          99           89
    Interest expense               (57)        (49)        (64)         (92)
    Foreign currency transaction
     (loss) gain                  (214)       (128)       (280)         280
                             ---------   ---------   ---------   ----------
    Total other (expenses)
      income                      (140)        (94)       (245)         277
                             ---------   ---------   ---------   ----------
Income before provision for
    income taxes                 1,602       1,779       1,897        2,255
Provision for income taxes         561         630         664          781
                             ---------   ---------   ---------    ---------
Net income                   $   1,041   $   1,149   $   1,233    $   1,474
                             =========   =========   =========    =========
Basic earnings per share
    Weighted average shares
      outstanding            5,408,560   5,411,577   5,413,894    5,416,225
                             ==========  ==========  ==========   ==========
    Basic earnings per
      share                  $    0.19   $    0.21   $    0.23    $   0.27
                             ==========  ==========  ==========   ==========
Diluted earnings per share
    Weighted average shares
      outstanding             5,408,560   5,411,577   5,413,894   5,416,225
    Net effect of dilutive
      securities                 92,668       3,126         710      94,015
                              ----------  ----------  ----------  ----------
    Total shares outstanding
       used in computing
       diluted earnings
       per share              5,501,228   5,414,703   5,414,604   5,510,240
                              ==========  ==========  ==========  ==========
    Diluted earnings per
      share                   $    0.19   $    0.21   $    0.23   $    0.27
                              ==========  ==========  ==========  ==========

Supplementary Data (Con't)

Quarterly Consolidated Operating Results (Unaudited)
(In Thousands except share and per share data)

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

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on June 22, 2000, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 1999.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)      1.       Financial Statements

                             The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

                             Report of Ernst & Young LLP, Independent Auditors

                             Consolidated Balance Sheets at December 31, 1999 and 1998

                             Consolidated Statements of Operations for each of the three years in the period ended
                             December 31, 1999

                             Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999

                             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

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

                    10.28 Convertible Line of Credit Note dated December 11, 1998 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                    10.29 Amendment to Loan and Security Agreement dated December 11, 1998 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                    10.30 Convertible Line of Credit Note dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                    10.31 Amendment to Loan and Security Agreement dated November 10, 1995 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                    10.32 Security Agreement dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                    10.33 Form of Working Cash, Line of Credit, Investment Sweep Rider dated November 23, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association.


                    21       Subsidiaries of the Registrant

                    22       Consent of Ernst & Young LLP

                    27       Financial Data Schedule

           (b)      Reports on Form 8-K

                    None

                Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997

                       (All dollar amounts in thousands)

                                            1999      1998       1997
                                            ----       ----      ----
Allowance for possible losses on
      accounts and notes receivable:
         Balance at beginning of year       $389       $408       $493
         Additions charged to expense        203         38        116
         Write-offs                         (242)       (57)      (201)
                                          -------     ------    ------
Balance at end of year                      $350       $389       $408
                                          =======     ======    ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         METROLOGIC INSTRUMENTS, INC.

                                         By:/s/ C. Harry Knowles
                                         C. Harry Knowles
                                         Chief Executive Officer
                                         (Principal Executive Officer)
                                          Dated:  March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles      Chairman of the Board                  March 30, 2000
     C. Harry Knowles     and Chief Executive Officer
                         (Principal Executive Officer)

/s/ Janet H. Knowles      Director, Vice President,              March 30, 2000
     Janet H. Knowles     Administration, Secretary, and Treasurer


/s/ Thomas E. Mills IV    Director, President, Chief Operating   March 30, 2000
     Thomas E. Mills IV   Officer, Chief Financial Officer
                          (Principal Financial Officer and
                          Principal Accounting Officer)

/s/ Richard C. Close      Director                               March 30, 2000
     Richard C. Close

/s/ John H. Mathias       Director                               March 30, 2000
     John H. Mathias

/s/ Stanton L. Meltzer    Director                               March 30, 2000
     Stanton L. Meltzer

/s/ Hsu Jau Nan           Director                               March 30, 2000
     Hsu Jau Nan

/s/ William Rulon-Miller  Director                               March 30, 2000
     William Rulon-Miller

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

  10.28 Convertible Line of Credit Note dated December 11, 1998 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

  10.29 Amendment to Loan and Security Agreement dated December 11, 1998 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

  10.30 Convertible Line of Credit Note dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  10.31 Amendment to Loan and Security Agreement dated November 10, 1995 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  10.32 Security Agreement dated August 26, 1999 between Metrologic Instruments, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  10.33 Form of Working Cash, Line of Credit, Investment Sweep Rider dated November 23, 1999 between Metrologic Instruments, Inc. and PNC
        Bank, National Association.                                          46

  21    Subsidiaries of the Registrant                                       50

  23    Consent of Ernst & Young LLP                                         51

  27    Financial Data Schedule                                              52

Exhibit 10.33

Form of Working Cash(R), Line of Credit, Investment Sweep Rider
[GRAPHIC OMITTED]


-------------------------------------------------------------------------------

THIS WORKING CASH(R), LINE OF CREDIT, INVESTMENT SWEEP RIDER ("Working Cash Sweep Rider") is made as of November 23, 1999, between METROLOGIC INSTRUMENTS, INC. ("Borrower") and PNC Bank, National Association ("Bank").

This Working Cash Sweep Rider is incorporated into and made part of that certain promissory note dated on or about the date hereof, as amended, modified or renewed from time to time (the "Note"), and also into certain other financing documents and security agreements executed by and between Borrower and Bank (the Note together with all such documents (excluding this Working Cash Sweep Rider) are collectively referred to as the "Loan Documents"). Pursuant to the Loan Documents, Bank has extended a line of credit (the "Line of Credit") to Borrower, under which Borrower may borrow, repay and reborrow funds at any time prior to the Expiration Date (as defined in the Loan Documents). As long as this Working Cash Sweep Rider has not been terminated, the following (i) outlines the terms under which Bank will make advances under the Line of Credit and (ii) supersedes any provisions of the Loan Documents to the extent inconsistent herewith.

Borrower has executed and delivered to PNC Bank, National Association, as Trustee (the "Trustee"), a Working Cash(R) Trust Agreement establishing a revocable trust (the "Borrower's Trust"), which is attached hereto and incorporated by reference herein (together with this Working Cash Sweep Rider, the "Working Cash Agreements").

         NOW, THEREFORE, with the foregoing background deemed incorporated by reference and made a part hereof, the parties hereto, intending to be legally bound, covenant and agree as follows:

1.  TRANSFER INSTRUCTIONS.

During the term of this Working Cash Sweep Rider, the following instructions from Borrower to Bank shall apply to transfers of assets between the Borrower's Trust and the Parent Account (the "Account") identified on the Schedule set forth at the end of this Working Cash Sweep Rider (the "Schedule") and between the Account and the checking account listed on the Schedule (the "DDA").

At the close of each Business Day, Bank will review the activity in the DDA. If the Final Available Balance in the DDA exceeds the DDA's Target Balance set forth on the Schedule by at least the amount of the Transfer Difference set forth on the Schedule, Bank will debit the DDA in an amount by which the Final Available Balance exceeds the Target Balance and credit those funds to the Account ("Credit"). If the Final Available Balance in the DDA is less than the DDA's Target Balance by no less than the amount of the Transfer Difference, Bank shall debit the Account in an amount equal to the difference between the Target Balance and the Final Available Balance ("Debit") and transfer that amount to the DDA as set forth in the next paragraph. The amount credited or debited to the Account from the DDA will not be less than the Transfer Difference for the DDA. If the Final Available Balance in the DDA is plus or minus the Target Balance by less than the Transfer Difference, there will be no transfer of a Debit or Credit.

At the close of each Business Day, Bank will review the activity in the Account. If there is a Credit in the Account, Bank is directed to apply the amount of the Credit (a) first, to repay amounts outstanding under the Line of Credit and (b) second, to debit any amount remaining and transmit such remainder to the Borrower's Trust. If there is a Debit in the Account, Bank shall direct Trustee to transfer to Bank, for credit to the Account, funds from the Borrower's Trust in an amount equal to the Debit. Trustee shall not transfer more than the Final Available Balance in the Borrower's Trust. If the funds transferred to the Account from the Borrower's Trust are insufficient to cover the Debit, Bank shall, on behalf of Borrower, make an advance under the Line of Credit in an amount equal to the lesser of (a) the remaining amount of the Debit, or (b) the amount, if any, available under the Line of Credit. All advances under the Line of Credit shall be evidenced by the Note and shall be deposited into the Account.

2. INTEREST. Effective as of the date hereof, Bank has agreed that loans made by Bank under the Line of Credit shall bear interest at a variable rate per annum equal to the sum of the Index minus .75%. The Index is the rate of interest per annum equal to the Prime Rate, which means the rate publicly announced by Bank from time to time as its prime rate (the "Base Rate"). The Prime Rate is not tied to any external rate or index and does not necessarily reflect the lowest rate of interest actually charged by Bank to any particular class or category of customers. The rate of interest charged shall be adjusted when the Prime Rate changes without notice to Borrower, and shall be applicable to the then outstanding balance under the Line of Credit from the effective date of any such change. If the Base Rate applies, all calculations of interest on the Line of Credit will be computed on the basis of a year of 365 or 366 days, as the case may be, and paid on the actual number of days elapsed.

3. PAYMENTS. Interest will be due and payable on or about the last day of each month and will be charged to the Account. All fees and expenses due to Bank will be charged to the Account. If there are insufficient funds in the Account to pay interest and/or the fees and expenses due, Bank shall, on behalf of Borrower, make an advance under the Line of Credit to the extent Borrower has availability thereunder. Otherwise, any unpaid interest and fees and expenses will be immediately due and payable by Borrower. At the end of any Business Day, any Final Available Balance in the Account shall be automatically applied to the repayment of the outstanding principal balance under the Line of Credit.

4. EVENT OF DEFAULT. Pursuant to the terms of the Loan Documents, Bank will not be obligated to make any advance under the Line of Credit if any Event of Default (as defined in the Loan Documents) or event which, with the passage of time, provision of notice or both, would constitute an Event of Default shall have occurred and be continuing.

5. BORROWER ACKNOWLEDGMENTS. Borrower acknowledges that Bank and Trustee are acting solely as Borrower's agents in transferring funds between the Account and the Borrower's Trust pursuant to the terms of this Working Cash Sweep Rider. Trustee shall not have any liability to Bank for amounts owed Bank under the Line of Credit.

6. STANDARD OF CARE AND LIMITATION OF LIABILITY. With respect to the performance of services under this Working Cash Sweep Rider and in transferring funds between the Account and the Borrower's Trust, Bank and Trustee will be governed by a standard of ordinary care. In any event, Bank and Trustee shall only be liable for Borrower's actual damages. Neither Bank nor Trustee shall be liable for any consequential, incidental, special or indirect losses, damages or expenses (including counsel fees) which Borrower may incur by reason of this Working Cash Sweep Rider or the services provided hereunder. In no event will either Bank or Trustee be liable for its inability to perform its obligations hereunder if such inability arises out of causes beyond its control.

7. TERMINATION. This Working Cash Sweep Rider may be terminated by either party upon written notice to the other. Notwithstanding the prior sentence, this Working Cash Sweep Rider may be immediately terminated by Bank without notice upon (i) the filing by or against Borrower of any proceeding in bankruptcy, receivership, insolvency, reorganization, liquidation, conservatorship or similar proceeding (and in the case of any such proceeding instituted against Borrower, such proceeding is not dismissed or stayed within thirty (30) days of the commencement thereof, provided that Bank shall not be obligated to advance additional funds during such period); or (ii) any assignment by Borrower for the benefit of creditors, or any levy, garnishment, attachment or similar proceeding is instituted against any property of Borrower held by or deposited with Bank.

If this Working Cash Sweep Rider is terminated, Bank shall in its discretion direct Trustee to transfer to the Account all of the funds in the Borrower's Trust which funds will used by the Bank to cover any negative balance in the DDA or the Account and to repay amounts owed under the Line of Credit, in such order as the Bank may determine. If the funds transferred from the Trust to the Account are insufficient to cover any Debit, the amount of such Debit will be immediately due and payable by Borrower. Following such transfer by the Trustee, the transfer instructions set forth in Section 1 of this Working Cash Sweep Rider and all other provisions stated herein shall no longer apply and the terms of the Loan Documents (as in effect before the execution of this Working Cash Sweep Rider) shall thereafter govern the Line of Credit.

8. FEES. Bank will be compensated for its services relating to the Working Cash Agreements initially in accordance with the fees set forth on the Schedule, as such fees may be modified by Bank from time to time. Trustee will be compensated for its services relating to the Working Cash Agreements in accordance with its Schedule of Fees in effect from time to time. Borrower acknowledges receipt and review of the current fee arrangements for each of Bank and Trustee.

9. MISCELLANEOUS. No modification, amendment or waiver of any provision of any of the Working Cash Agreements nor consent to any departure by Borrower therefrom, will in any event be effective unless the same is in writing and signed by Bank and Trustee, where appropriate, and then such amendment, waiver or consent shall be effective only in the specific instance and for the purpose for which given. No delay or omission of Bank to exercise any right or power arising hereunder shall impair any such right or power or be considered to be a waiver of any such right or power or any acquiescence therein, nor shall the action or inaction of Bank impair any such right or power. If any provision of the Working Cash Agreements are found to be invalid by a court, all the other provisions of the Working Cash Agreements will remain in full force and effect. The Working Cash Agreements may be signed in any number of counterpart copies and by the parties hereto on separate counterparts, but all such copies shall constitute one and the same instrument.

10. ENTIRE AGREEMENT. The Working Cash Agreements and the Loan Documents and all of the documents and instruments referred to therein constitute the entire agreement and supersede all other prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

11. SUCCESSORS AND ASSIGNS. The Working Cash Agreements will be binding upon and inure to the benefit of Borrower, Bank and Trustee and their respective heirs, executors, administrators, successors and assigns; provided, however, that Borrower may not assign any of the Working Cash Agreements in whole or in part without the Bank's prior written consent; and Bank and Trustee may, at any time, assign any of their respective rights and obligations under the Working Cash Agreements in whole or in part.

12. DEFINITIONS. As used herein, (i) the term "Final Available Balance" shall mean the collected balance after all items have been posted for the Business Day; and (ii) "Business Day" shall mean any day other than a Saturday or Sunday or a legal holiday on which commercial banks are authorized or required to be closed for business in the cities in which Bank and Trustee are located. Capitalized terms used herein without definition shall have the meanings given to those terms in the Schedule.

                                    SCHEDULE

The commercial checking account ("DDA") listed below is considered related to the Parent Account (the "Account") identified below and to the Working Cash Agreements for the purpose of ascertaining the dollar amount to be transferred on any Business Day to or from the Borrower's Trust created pursuant to the Working Cash(R) Trust Agreement between Trustee and Borrower.

The DDA listed below will be governed by Bank's policies, procedures and fee arrangements that are generally applicable to commercial demand deposit accounts from time to time.

===============================================================================
PARENT ACCOUNT NUMBER               AUTHORIZED BORROWER CONTACT (NAME)


===============================================================================
===============================================================================
CHECKING ACCOUNT (DDA) NO.          TARGET BALANCE         TRANSFER DIFFERENCE


===============================================================================
===============================================================================

MONTHLY FEE $
===============================================================================
===============================================================================
AUTHORIZED BORROWER CONTACT (NAME)


===============================================================================

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

Bank:                                       Borrower Name:

PNC BANK, NATIONAL ASSOCIATION              METROLOGIC INSTRUMENTS, INC.


By:                                         By:
Print Name:                                 Print Name:
Title:                                      Title:

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

   Holoscan, Inc., a California corporation

   MTLG Investments Inc., a Delaware corporation

   Metrologic Instruments (Barbados) Inc., a Barbados corporation

   Metrologic Instruments GmbH, a German corporation

   Metro (Suzhou) Technologies Co., Ltd., a China corporation

   Metrologic Eria Iberica SL, a Spain corporation

   Metrologic Italia S.r.l., an Italy corporation

EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-89376) pertaining to Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement on Form S-8 (Registration No. 33-86670) pertaining to Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated February 24, 2000 with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 1999.

                                                /s/ Ernst & Young LLP






Philadelphia, Pennsylvania
March 30, 2000