Form 10-Q
period 2000-03-31
METROLOGIC INSTRUMENTS INC
filed 2000-05-15
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                          period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 12, 2000 there were 5,437,848 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets -
                    March 31, 2000 and December 31, 1999                   3

                    Condensed Consolidated Statements of Operations -
                    Three Months Ended March 31, 2000 and March 31, 1999   4

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2000 and
                    March 31, 1999                                         5

                    Notes to Condensed Consolidated Financial Statements   6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

Part II - Other Information

         Item 1.  Legal Proceedings                                       12
         Item 2.  Changes in Securities and Use of Proceeds               13
         Item 3.  Defaults upon Senior Securities                         13
         Item 4.  Submission of Matters to a Vote of Security Holders     13
         Item 5.  Other Information                                       13
         Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                                14

Exhibit Index                                                             15

                  Financial Data Schedule                                 16

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                       March 31,  December 31,
Assets                                                   2000         1999
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  7,236     $  6,970
        Accounts receivable,  net of allowance           24,164       21,474
        Inventory                                        14,466       11,231
        Deferred income taxes                               872          872
        Other current assets                                692        1,239
                                                       --------     --------
     Total current assets                                47,430       41,786

     Property,  plant and equipment, net                  9,336        8,873
     Patents and trademarks,  net of amortization         2,599        2,469
     Holographic technology,  net of amortization           687          716
     Advance license fee, net of amortization             1,618        1,647
     Security deposits and other assets                   2,443        1,182
                                                       --------     --------
     Total assets                                      $ 64,113     $ 56,673
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Line of credit                                 $  8,310     $  3,050
        Current portion of notes payable                  1,320        1,282
        Accounts payable                                  5,801        3,741
        Accrued expenses                                  8,986       10,054
                                                       --------     --------
     Total current liabilities                           24,417       18,127

     Notes payable,  net of current portion               3,773        3,414
     Deferred income taxes                                  590          588
     Other liabilities                                      298            -

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,429,434 and 5,416,792 shares
            issued and outstanding in 2000 and 1999,
            respectively                                     54           54
        Additional paid-in capital                       17,189       17,083
        Retained earnings                                19,177       17,966
        Accumulated other comprehensive income           (1,385)        (559)
                                                       --------     --------
        Total shareholders' equity                       35,035       34,544
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 64,113     $ 56,673
                                                       ========     ========

                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)

                                                     Three Months Ended
                                                          March 31,
                                                    2000              1999
                                                         (unaudited)

Sales                                            $ 22,332          $ 18,253
Cost of sales                                      13,215            10,963
                                                 --------          --------
Gross profit                                        9,117             7,290

Selling,  general and administrative expenses       5,770             4,588
Research and development expenses                   1,332               960
                                                 --------          --------
Operating income                                    2,015             1,742

Other (expenses) income
    Interest income                                    71               131
    Interest expense                                 (139)              (57)
    Foreign currency transaction gain (loss)           13              (214)
    Other,  net                                       (67)                -
                                                 --------          --------
    Total other (expense) income                     (122)             (140)
                                                 --------          --------
Income before provision for income taxes            1,893             1,602

Provision for income taxes                            681               561
                                                 --------          --------
Net income                                        $ 1,212          $  1,041
                                                 ========          ========
Basic earnings per share
     Weighted average shares outstanding        5,420,321         5,408,560
                                                 ========          ========
     Basic earnings per share                      $ 0.22          $   0.19
                                                 ========          ========
Diluted earnings per share
     Weighted average shares outstanding        5,420,321         5,408,560
     Net effect of dilutive securities            161,389            92,668
                                                 --------          --------
     Total shares outstanding used in
        computing diluted earnings per share    5,581,710         5,501,228
                                                 ========          ========
     Diluted earnings per share                    $ 0.22            $ 0.19
                                                 ========          ========
                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                       Three Months Ended
                                                             March 31,
                                                     2000               1999
                                                           (Unaudited)
Operating activities

Net cash used in operating activities              $ (3,154)           $(2,061)

Investing activities

Purchase of property,  plant and equipment             (818)              (742)
Patents and trademarks                                 (178)              (153)
Purchase of subsidiary                               (1,196)                 -
                                                    -------            -------
Net cash used in investing activities                (2,192)              (895)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                       106                 65
Proceeds from issuance of notes payable                 610                336
Principal payments on notes payable                    (175)              (124)
Net proceeds from line of credit                      5,260                  -
Capital lease payments                                  (23)               (21)
                                                    -------            -------
Net cash provided by financing activities             5,778                256

Effect of exchange rates on cash                       (166)               (45)
                                                    -------            -------
Net increase (decrease) in cash and
     cash equivalents                                   266             (2,745)
Cash and cash equivalents at beginning of period      6,970             10,684
                                                    -------            -------
Cash and cash equivalents at end of period         $  7,236            $ 7,939
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $     85            $    58

     Cash paid for income taxes                    $    263            $   192

     Tax benefit from stock options                $      0            $     4

                            See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                                  (Unaudited)

1.       Business

         Metrologic Instruments, Inc. and its subsidiaries (the "Company") design, manufacture and market bar code scanning equipment incorporating laser and holographic technology. These scanners rapidly, accurately and efficiently read and decode all widely used bar codes and provide an efficient means for data capture and automated data entry into computerized systems.

2.       Accounting Policies

Interim Financial Information

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1999 contained therein.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Inventory

         Inventory consists of the following:
                                               March 31,        December 31,
                                                2000                1999

                  Raw materials               $ 5,164             $ 4,273
                  Work-in-process               5,324               4,020
                  Finished goods                3,978               2,938
                                              -------             -------
                                              $14,466             $11,231

4.       Comprehensive Income

         The Company's total comprehensive earnings were as follows:

                                                  Three Months Ended
                                                       March 31,
                                                      (Unaudited)

                                                 2000             1999

         Net earnings                           $ 1,212         $ 1,041
         Other comprehensive losses:
            Change in equity due to foreign
            currency translation adjustments       (826)           (416)
                                                -------         -------
         Comprehensive earnings                 $   386         $   625

5.       Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2000 or 1999.

The Company manages its business on a geographic basis and has principal operations in the United States and Europe. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.


                   United States Operations               European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended March 31, 2000:

Sales             $11,643   $584      $ 2,074   $14,301   $ 8,031    $22,332

Income (loss)
before provision
for income taxes                                $ 2,240   $  (347)   $ 1,893

Identifiable
 assets           $51,741       -            -  $51,741   $12,372    $64,113


Three months ended March 31, 1999:

Sales             $ 7,004   $  951    $ 2,626   $10,581   $ 7,672    $18,253

Income (loss)
before provision
for income taxes                                $ 1,753   $  (151)   $ 1,602

Identifiable
 assets           $ 38,815       -          -   $38,815   $ 8,135    $46,950

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Financial Statements for the three months ended March 31, 2000 and March 31, 1999 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 90 foreign countries.

         Most of the Company's product sales in Western Europe, Singapore and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three months ended March 31, 2000 and 1999, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999 (amounts in thousands except per share information)

         Sales increased 22.3% to $22,332 in the three months ended March 31, 2000 from $18,253 in the three months ended March 31, 1999, principally as a result of the continued increase in market acceptance of the Company's point-of-sale ("POS") products, and an increase in sales of the Company's HoloTrak(R) industrial holographic laser scanners. The increase in sales volume in the three months ended March 31, 2000 was offset by lower average unit selling prices on certain POS products compared to the corresponding period in 1999, which were mostly due to unfavorable foreign exchange fluctuations. The reduction in the value of the Euro against the U.S. dollar negatively affected the recorded U.S. dollar value of quarterly European operation sales by approximately 13.5% and quarterly consolidated sales by approximately 3.4% as compared to the corresponding period in 1999.

         International sales accounted for $10,689 (47.9% of total sales) in the three months ended March 31, 2000 and $11,249 (61.6% of total sales) in the three months ended March 31, 1999. Three customers accounted for 11.1%, 5.2% and 5.1%, respectively of total revenues in the three months ended March 31, 2000. One customer accounted for 9.2% of the Company's total revenues in the three months ended March 31, 1999.

        Cost of sales increased 20.5% to $13,215 in the three months ended March 31, 2000 from $10,963 in the three months ended March 31, 1999, while cost of sales as a percentage of sales decreased to 59.2% from 60.1%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products, reduced product costs resulting from engineering enhancements to certain POS products, and manufacturing efficiencies and operating leverage that result from greater unit volumes, offset by lower average unit selling prices on certain of the Company's POS products as noted above. If sales in the three months ended March 31, 2000 are adjusted to negate the effect of the reduction in the value of the Euro against the U.S. dollar as compared to the corresponding period in 1999, cost of sales as a percentage of sales would have been 57.2% in the three months ended March 31, 2000.

         Selling, general and administrative ("SG&A") expenses increased 25.8% to $5,770 in the three months ended March 31, 2000 from $4,588 in the three months ended March 31, 1999 and increased as a percentage of sales to 25.8% from 25.1%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(TM) program, a business partner program used to market and promote the Company's products.

         Research and development ("R&D") expenses increased 38.8% to $1,332 in the three months ended March 31, 2000 from $960 in the three months ended March 31, 1999, and increased as a percentage of sales to 6.0% from 5.3%. The increase is due to an increase in R&D personnel and higher expenditures in the development of new POS products.

         Operating income increased 15.7% to $2,015 in the three months ended March 31, 2000 from $1,742 in the three months ended March 30, 1999, and operating income as a percentage of sales decreased to 9.0% from 9.5%.

         Other income/expenses reflect net other expenses of $122 in the three months ended March 31, 2000 compared to net other expenses of $140 in the corresponding period in 1999. Net other expenses for the three months ended March 31, 2000 reflect higher interest expenses due to increased borrowings.

         Net income increased 16.4% to $1,212 in the three months ended March 31, 2000 from $1,041 in the three months ended March 31, 1999. Net income reflects a 36.0% effective income tax rate for the three months ended March 31, 2000 compared to 35.0% for the corresponding period in 1999. The increased effective income tax rate resulted from a reduction in the recorded foreign tax benefit. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $0.07 as compared to the corresponding period in 1999.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital decreased to $23,013 as of March 31, 2000 from $23,659 as of December 31, 1999.

         The Company's operating activities used net cash of $3,154 compared with net cash used of $2,061 for the three months ended March 31, 2000 and 1999, respectively. Net cash used by operating activities for the three months ended March 31, 2000 resulted primarily from increases in accounts receivable and inventory commenserate with the growth in sales, offset by an increase in net income plus non-cash charges and an increase in accrued expenses.

         The Company is a party to an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for an unsecured line of credit in the amount of $10,000. The line of credit requires the Company to comply with certain financial covenants and other restrictions. As of March 31, 2000, the Company was in compliance with these financial covenants and $8,310 was outstanding under this line of credit. The Amended and Restated Loan and Security Agreement expires annually on June 30.

         The Company also has a 1,100 Euros unsecured revolving credit facility with a German bank in the name of its German subsidiary, Metrologic Instruments GmbH. As of March 31, 2000, no amounts were outstanding under this revolving credit facility.

         In August 1999, the Company entered into an additional $2,400 line of credit with its primary bank for the purchase of fixed assets and such bank has a security interest in the purchased assets. As of March 31, 2000, $1,685 was outstanding under this line. The Company is currently making interest-only payments until December 31, 2000, at which time amounts outstanding will convert to a term note, payable over a 60-month period.

         Property, plant and equipment expenditures were $818 and $742 for the three months ended March 31, 2000 and 1999, respectively. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional manufacturing facilities; (iv) business acquisitions and joint ventures; and
(v) additional information systems.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the Euro and the Brazilian real. In an effort to mitigate the financial implications of the volatility in the exchange rate between the Euro and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's European subsidiary and
(ii) Euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in Euros. Additionally, the European subsidiary invoices and receives payment in certain other major European currencies, including the British pound, which result in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the Euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar.

         The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its current revolving credit facilities will be adequate to fund the Company's operations through at least the next twelve months.

Forward Looking Statements; Certain Cautionary Language

         Written and oral statements provided by the Company from time to time, including those in this report, may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While the Company believes that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward looking statements as a result of various factors, including but not limited to, the following:

         Reliance for sales on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs;
foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers;
the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the effects of and changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The information contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is hereby incorporated herein by reference.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

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

         Although no claim is now or had ever been asserted by the Lemelson Partnership directly against the Company or, to our knowledge, any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late
Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and to the Company's knowledge, the other Auto ID companies, believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against Auto ID companies customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

         In response to the action commenced by the Company and the other plaintiffs, the Lemelson Partnership filed a motion to dismiss the lawsuit, or alternatively, to stay the proceedings pending the outcome of other litigation or transfer the case in its entirety to the U.S. District Court for Arizona where several infringement suits filed by the Lemelson Partnership are pending against other companies. The Lemelson Partnership has stated that the primary grounds for its motion to dismiss are the lack of a legally justifiable case or controversy between the parties because (1) the method claims asserted by the Lemelson Partnership apply only to the "use" of bar code equipment by the end-users and not the bar code equipment itself; and (2) the Lemelson Partnership has never asserted claims of infringement against the Auto ID companies. The Auto ID Companies have filed papers arguing against the Lemelson Partnerships' motion, and the motion is currently pending.

         On March 15, 2000, Judge Pro of the U.S. District Court for the District of Nevada issued a ruling denying the Lemelson Foundation's motion (a) to dismiss the lawsuit for lack of a legally justifiable case or controversy and (b) transfer the case to the U.S. District Court for the District of Arizona. However the Court granted the Lemelson Partnership's motion to dismiss our claim that the patents are invalid due to laches in prosecution of the patents.

         On March 30, 2000, the Lemelson Partnership filed a motion (a) to appoint a permanent magistrate judge to the case and remove Magistrate Judge Atkins and (b) to transfer the case from the court in Reno, Nevada, where it is currently assigned to a court in Las Vegas, Nevada. The Auto ID Companies filed papers opposing both motions. On April 10, 2000, Judge Pro again ruled against the Lemelson Partnership on both motions. The case is now in the early states of discovery.

B. Metrologic v. PSC

         On October 13, 1999, the Company filed suit for patent infringement against PSC Inc. (PSC) in United States District Court for the District of New Jersey. The complaint asserts that at least seven of the Company's patents are infringed by a variety of point-of-sale bar code scanner products manufactured and sold by PSC. The patents cited in the complaint cover a broad range of bar code scanning technologies important to scanning in a retail environment including the configuration and structure of various optical components, scanner functionalities and shared decoding architecture. The complaint seeks monetary damages as well as a permanent injunction to prevent future sales of the infringing products.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     Exhibit Number


                     27      Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



/s/ C. Harry Knowles      Chairman of the Board                 May 15, 2000
     C. Harry Knowles     and Chief Executive Officer
                         (Principal Executive Officer)



/s/ Thomas E. Mills IV    President, Chief Operating             May 15, 2000
     Thomas E. Mills IV   Officer, and Chief Financial Officer
                        (Principal Financial Officer and
                          Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                 Page No.

Exhibit No. 27                     Financial Data Schedule          16