Form 10-Q
period 2000-06-30
METROLOGIC INSTRUMENTS INC
filed 2000-08-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 14, 2000 there were 5,441,648 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 2000 and December 31, 1999                          3

              Condensed Consolidated Statements of Operations -
              Three and Six Months Ended June 30, 2000 and
              June 30, 1999                                                4

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2000 and
              June 30, 1999                                                5

              Notes to Condensed Consolidated Financial Statements         6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                           12

Part II - Other Information

         Item 1.  Legal Proceedings                                       12
         Item 2.  Changes in Securities                                   14
         Item 3.  Defaults upon Senior Securities                         14
         Item 4.  Submission of Matters to a Vote of Security Holders     14
         Item 5.  Other Information                                       14
         Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                                15

Exhibit Index                                                             16

10        Amendment to Loan Agreement dated June 28, 2000 between         17
          Metrologic Instruments, Inc. and PNC Bank, National Association

10.1      Amended and Restated Committed Line of Credit Note for          20
          $17,500,000 dated June 28, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

10.2      Amendment to Loan Agreement dated July 14, 2000 between         23
          Metrologic Instruments, Inc. and PNC Bank, National Association

10.3      Acquisition Loan Note for $5,000,000 dated July 14, 2000        27
          between Metrologic Instruments, Inc. and PNC Bank, National
          Association

10.4      Convertible Line of Credit Note for $2,500,000 dated July 14,   30
          2000 Between Metrologic Instruments, Inc. and PNC Bank,
          National Association

10.5      Security Agreement dated July 14, 2000 between Metrologic       33
          Instruments, Inc. and PNC Bank, National Association

27        Financial Data Schedule                                         39

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                       June 30,   December 31,
Assets                                                   2000         1999
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  6,032     $  6,970
        Accounts receivable,  net of allowance           28,549       21,474
        Inventory                                        19,056       11,231
        Deferred income taxes                             1,036          872
        Other current assets                              1,006        1,239
                                                       --------     --------
     Total current assets                                55,679       41,786

     Property,  plant and equipment, net                  9,986        8,873
     Patents and trademarks,  net of amortization         2,648        2,469
     Holographic technology,  net of amortization           658          716
     Advance license fee, net of amortization             1,588        1,647
     Security deposits and other assets                   2,317        1,182
                                                       --------     --------
     Total assets                                      $ 72,876     $ 56,673
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Line of credit                                 $ 13,203     $  3,050
        Current portion of notes payable                  1,312        1,282
        Accounts payable                                  6,777        3,741
        Accrued expenses                                  9,692       10,054
                                                       --------     --------
     Total current liabilities                           30,984       18,127

     Notes payable,  net of current portion               5,324        3,414
     Deferred income taxes                                  568          588
     Other liabilities                                      327            -

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,436,104 and 5,410,125 shares
            issued and outstanding in 2000 and 1999,
            respectively                                     54           54
        Additional paid-in capital                       17,370       17,083
        Retained earnings                                20,376       17,966
        Accumulated other comprehensive income           (2,127)        (559)
                                                       --------     --------
        Total shareholders' equity                       35,673       34,544
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 72,876     $ 56,673
                                                       ========     ========

                            See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                  2000       1999       2000        1999
                                    (Unaudited)            (Unaudited)

Sales                           $23,128   $19,466     $45,460     $37,719
Cost of sales                    13,903    11,638      27,118      22,601
                                -------   -------     -------     -------
Gross profit                      9,225     7,828      18,342      15,118

Selling, general and
 administrative expenses          6,080     4,932      11,850       9,520
Research and development
 expenses                         1,338     1,023       2,670       1,983
                                -------   -------     -------     -------
Operating income                  1,807     1,873       3,822       3,615

Other (expenses) income
 Interest income                     74        83         145         214
 Interest expense                  (226)      (49)       (365)       (106)
 Foreign currency transaction
   (loss) gain                      205      (128)        218        (342)
 Other, net                        (101)        -        (168)          -
                                -------   -------     -------     -------
 Total other (expenses) income      (48)      (94)       (170)       (234)
                                -------   -------     -------     -------
Income before provision for
 income taxes                     1,759     1,779       3,652       3,381
Provision for income taxes          561       630       1,242       1,191
                                -------   -------     -------     -------
Net income                      $ 1,198   $ 1,149     $ 2,410     $ 2,190
                                =======   =======     =======     =======
Basic earnings per share

  Weighted average shares
   outstanding                5,436,104 5,411,577   5,428,212   5,410,068

  Basic earnings per share       $ 0.22     $0.21     $  0.44     $  0.40

Diluted earnings per share
  Weighted average shares
   outstanding                5,436,104 5,411,577   5,428,212   5,410,068
  Net effect of dilutive
   securities                   250,425     3,126     205,908      47,898

  Total shares outstanding
    used in computing diluted
    earnings per share        5,686,529 5,414,703   5,634,120   5,457,966

  Diluted earnings per share     $ 0.21     $0.21     $  0.43     $  0.40


                    See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                     2000               1999
                                                           (Unaudited)
Operating activities

Net cash used in operating
  activities                                       $ (9,200)           $(3,564)

Investing activities

Purchase of property,  plant and equipment           (1,862)            (2,220)
Patents and trademarks                                 (277)              (312)
Purchase of subsidiary, net                          (1,282)                 -
                                                    -------            -------
Net cash used in investing activities                (3,421)            (2,532)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                  $    251            $    65
Proceeds from issuance of notes payable               2,498              1,169
Principal payments on notes payable                    (425)              (268)
Net proceeds from line of credit                     10,153                  -
Capital lease payments                                  (46)               (74)
                                                    -------            -------
Net cash provided by financing activities            12,431                892

Effect of exchange rates on cash                       (748)               198
                                                    -------            -------
Net decrease in cash and cash equivalents              (938)            (5,006)
Cash and cash equivalents at beginning of period      6,970             10,684
                                                    -------            -------
Cash and cash equivalents at end of period         $  6,032            $ 5,678
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $    285            $   101

     Cash paid for income taxes                    $    540            $   335

     Tax benefit from stock options                $     36            $     4

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

3.       Inventory

         Inventory consists of the following:
                                               June 30,         December 31,
                                                2000                1999

                  Raw materials               $ 7,183             $ 4,273
                  Work-in-process               5,613               4,020
                  Finished goods                6,260               2,938
                                              -------             -------
                                              $19,056             $11,231


4.       Comprehensive Income

         The Company's total comprehensive earnings were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                          2000           1999
                                                              (Unaudited)

                  Net earnings                          $ 2,410        $ 2,190
                  Other comprehensive losses:
                     Change in equity due to foreign
                     currency translation adjustments    (1,568)          (381)
                                                        -------        -------
                  Comprehensive earnings                $   842        $ 1,809

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

                        United States Operations          European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended
June 30, 2000:

Sales             $12,486   $  201    $ 1,918   $14,605   $ 8,523    $23,128

Income (loss)
before provision
for income taxes                                $ 1,607   $   152    $ 1,759

Identifiable
 assets                                         $58,734   $14,142    $72,876


Three months ended
June 30, 1999:

Sales             $ 8,195   $871      $ 3,107   $12,173   $ 7,293    $19,466

Income (loss)
before provision
for income taxes                                $ 2,256   $  (477)   $ 1,779

Identifiable
 assets                                         $39,945   $ 9,475    $49,420


Six months ended
June 30, 2000:

Sales             $24,129   $  785    $ 3,992   $28,906   $16,554    $45,460

Income (loss)
before provision
for income taxes                                $ 3,847   $  (195)   $ 3,652

Six months ended
June 30, 1999:

Sales             $15,199   $1,822    $ 5,733   $22,754   $14,965    $37,719

Income (loss)
before provision
for income taxes                                $ 4,009   $  (628)   $ 3,381

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2000 and June 30, 1999 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 90 foreign countries.

         Most of the Company's product sales in Western Europe, Singapore and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three and six months ended June 30, 2000 and 1999, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999 (amounts in thousands except per share information)

         Sales increased 18.8% to $23,128 in the three months ended June 30, 2000 from $19,466 in the three months ended June 30, 1999, principally as a result of the continued increase in sales of the Company's point-of-sale ("POS") products, and an increase in sales of the Company's industrial laser scanners, which includes HoloTrak(R) industrial holographic laser scanners and HoloTunnels. The increase in sales volume in 2000 was offset by lower average unit selling prices on certain POS products compared to the corresponding period in 1999 and reflected unfavorable foreign exchange fluctuations. The reduction in the value of the euro against the U.S. dollar negatively affected the recorded U.S. dollar value of quarterly European operation sales by approximately 11.4% and quarterly consolidated sales by approximately 5.2% compared to the corresponding period in 1999.

         International sales accounted for $13,016 (56.3% of total sales) in the three months ended June 30, 2000 and $11,271 (57.9% of total sales) in the three months ended June 30, 1999. Two customers accounted for 7.5% and 7.4%, respectively of revenues in the three months ended June 30, 2000. No individual customer accounted for 5% or more of revenues in the three months ended June 30, 1999.

         Cost of sales increased 19.5% to $13,903 in the three months ended June 30, 2000 from $11,638 in the three months ended June 30, 1999, while cost of sales as a percentage of sales increased to 60.1% from 59.8%. The increase in cost of sales as a percentage of sales was due primarily to lower average unit selling prices resulting primarily from unfavorable foreign exchange fluctuations as well as increased costs resulting from a limited supply of electronic components purchased from vendors, partially offset by increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products. If sales in the three months ended June 30, 2000 are adjusted to negate the effect of the reduction in the value of the euro against the U.S. dollar as compared to the corresponding period in 1999, cost of sales as a percentage of sales would have been 57.2% in the three months ended June 30, 2000.

         Selling, general and administrative ("SG&A") expenses increased 23.3% to $6,080 in the three months ended June 30, 2000 from $4,932 in the three months ended June 30, 1999 and increased as a percentage of sales to 26.3% from 25.3%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(SM) program, a business partner program used to market and promote the Company's products.

         Research and development ("R&D") expenses increased 30.8% to $1,338 in the three months ended June 30, 2000 from $1,023 in the three months ended June 30, 1999, and increased as a percentage of sales to 5.8% from 5.3%. The increase is due to increased research and development efforts of new POS and industrial products and engineering enhancements to existing products.

         Operating income decreased 3.5% to $1,807 in the three months ended June 30, 2000 from $1,873 in the three months ended June 30, 1999, and operating income as a percentage of sales decreased to 7.8% from 9.6%.

         Other income/expenses reflect net other expenses of $48 in the three months ended June 30, 2000 compared to net other expenses of $94 in the corresponding period in 1999. Net other expenses for the three months ended June 30, 2000 reflect higher interest costs offset by net foreign currency gains resulting from hedging activity.

         Net income increased 4.3% to $1,198 in the three months ended June 30, 2000 from $1,149 in the three months ended June 30, 1999. Net income reflects a 32% effective income tax rate for the three months ended June 30, 2000 compared to 35% for the corresponding period in 1999. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.08 as compared to the corresponding period in 1999.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999 (amounts in thousands except per share information)

         Sales increased 20.5% to $45,460 in the six months ended June 30, 2000 from $37,719 in the six months ended June 30, 1999, principally as a result of the continued increase in sales of the Company's POS products, and an increase in sales of the Company's industrial laser scanners which include HoloTrak(R) industrial holographic laser scanners and HoloTunnels. The increase in sales volume in 2000 was offset by lower average unit selling prices on its POS products, compared to the corresponding period in 1999, and reflected unfavorable foreign exchange fluctuations. The reduction in the value of the euro against the U.S. dollar negatively affected the recorded U.S. dollar value of the year-to-date European operation sales by approximately 12.2% and year-to-date consolidated sales by 4.4%.

         International sales accounted for $25,692 (56.5% of total sales) in the six months ended June 30, 2000 and $22,520 (59.7% of total sales) in the six months ended June 30, 1999. Two customers accounted for 6.5% and 6.3%, respectively of the Company's revenues in the six months ended June 30, 2000. One customer accounted for 5.2% of the Company's revenues in the six months ended June 30, 1999.

         Cost of sales increased 20% to $27,118 in the six months ended June 30, 2000 from $22,601 in the six months ended June 30, 1999, and cost of sales as a percentage of sales decreased to 59.7% from 59.9%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products offset by lower average unit selling prices resulting primarily from unfavorable foreign exchange fluctuations and increased costs resulting from a limited supply of electronic components purchased from vendors. If sales in the six months ended June 30, 1999 are adjusted to negate the effect of the reduction in the value of the euro against the U.S. dollar as compared to the corresponding period in 1999, cost of sales as a percentage of sales would have been 57.2% for the six months ended
June 30, 2000.

         SG&A expenses increased 24.5% to $11,850 in the six months ended June 30, 2000 from $9,520 in the six months ended June 30, 1999 and increased as a percentage of sales to 26.1% from 25.2%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(SM) Program.

         R&D expenses increased 34.6% to $2,670 in the six months ended June 30, 2000 from $1,983 in the six months ended June 30, 1999, and increased as a percentage of sales to 5.9% from 5.3%. The increase is due to increased research and development efforts of new POS and industrial products and engineering enhancements to existing products.

         Operating income increased 5.7% to $3,822 in the six months ended June 30, 2000 from $3,615 in the six months ended June 30, 1999, and operating income as a percentage of sales decreased to 8.4% from 9.6%.

         Other income/expenses reflect net other expenses of $170 in the six months ended June 30, 2000 compared to net other expenses of $234 in the corresponding period in 1999. Net other expenses for the six months ended June 30, 2000 reflect higher interest costs offset by net foreign currency gains resulting from hedging activity.

         Net income increased 10% to $2,410 in the six months ended June 30, 2000 from $2,190 in the six months ended June 30, 1999. Net income reflects a 34% effective income tax rate for the six months ended June 30, 2000 compared to 35% for the corresponding period in 1999. The reduced effective income tax rate resulted from the utilization of the Company's foreign sales corporation which permits the Company to reduce its United States federal income tax liability on profits from sales to foreign customers. The increase in the value of the U.S. dollar relative to other foreign currencies since January 1999 negatively affected diluted earnings per share by approximately $0.15 per share.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased to $24,695 as of June 30, 2000 from $23,659 as of December 31, 1999.

         The Company's operating activities used net cash of $9,200 compared with net cash used of $3,564 for the six months ended June 30, 2000 and 1999, respectively. Net cash used by operating activities for the six months ended June 30, 2000 resulted primarily from increases in accounts receivable and inventory, offset by an increase in net income plus non-cash charges and an increase in accrued expenses.

         The Company entered into an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for (i) an unsecured line of credit in the amount of $17,500 for use in operations; (ii) an unsecured line of credit for use in acquisitions in the amount of $5,000, which will be drawn down in equivalent euro currency; and (iii) a line of credit for $2,500 for use in acquiring fixed assets. As of June 30, 2000, $14,403, $0, and $0 were outstanding under these lines of credit. These lines of credit incur interest at a variable euro (libor) rate plus a margin of 1.25% to 1.75% based on a calculation of debt ratio, as defined. The euro rate exclusive of margin at June 30, 2000 was 6.6%. These lines of credit require the Company to comply with certain financial covenants and other restrictions. As of June 30, 2000, the Company was in compliance with these financial covenants. The Amended and Restated Loan and Security Agreement expires on June 30, 2001.

     The Company also maintains unsecured lines of credit with European banks totaling 1,100 Euros. As of June 30, 2000 no amounts were outstanding under these lines of credit.

         Property, plant and equipment expenditures were $1,862 and $2,220 for the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Company continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) enhancements to, and additional purchases of information systems; and (iv) additional manufacturing facilities.

         The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro and the Brazilian real. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, the Company has, from time to time, selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. These derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's European subsidiaries and (ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiaries, which are denominated in euro. Additionally, the European subsidiaries invoice and receive payment in certain other non-euro currencies, which result in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar.

         The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under its revolving credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by the Company from time to time, including the statements made above under Management's Discussion and Analysis, may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While the Company believes that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward looking statements as a result of various factors, including but not limited to, the following:

Reliance on third party resellers, distributors and OEMs which subjects the Company to risks of business failure, credit and collections exposure, and other business concentration risks; foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Chinese renminbi, Brazilian real, and British pound can significantly affect the Company's results of operations; continued or increased competitive pressure which could result in reduced selling prices of products, like the decrease in unit sale prices, or continued increases in sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; the effects of and changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; the Company invoices and accepts payment for goods in the aforementioned currencies, however, the economic slowdown of other foreign nations may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The discussion under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

         The Company is currently involved in matters of litigation arising from the normal course of business including those matters described below. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

         Although no claim had been asserted by the Lemelson Partnership directly against the Company or, to our knowledge, any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and to the Company's knowledge, the other Auto ID companies, believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against Auto ID companies customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

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

         On March 15, 2000, Judge Pro of the U.S. District Court for the District of Nevada issued a ruling denying the Lemelson Foundation's motion (a) to dismiss the lawsuit for lack of a legally justifiable case or controversy and (b) transfer the case to the U.S. District Court for the District of Arizona. However the Court granted the Lemelson Partnership's motion to dismiss our claim that the patents are invalid due to laches in prosecution of the patents. The court also ordered the action consolidated with an action against the Lemelson Partnership brought by Cognex Corp. pending in the same court.

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

         April 12, 2000, the Lemelson Partnership filed its Answer to the Complaint in the Symbol et al. v. Lemelson Partnership case. In the Answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes there is no merit to the Lemelson Partnership's counterclaim.

         On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000.

         On May 10,2000, the Lemelson Partnership filed a second motion with the Court to stay the Auto ID action pending the resolution of United States Metals Refining Co. ("US Metals") v. Lemelson Medical, Education & Research Foundation, LP et al., an action in Nevada state court where in the plaintiff is challenging the Lemelson Partnership's ownership of the patents at issue in the Auto ID action. The Auto ID companies opposed the motion. Although the Court has not yet ruled on this motion, the Nevada state court dismissed the complaint of US Metals on July 5, 2000.

         On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description.

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

         The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. The case is now in the early stages of discovery.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on June 22, 2000. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

         (1) The vote of the common shareholders for the election of C. Harry Knowles and Stanton L. Meltzer as directors to serve a three-year term ending in 2003 were as follows:

              No. of Votes For             Name
              ----------------       -----------------
              4,625,156              C. Harry Knowles
              4,625,706              Stanton L. Meltzer

         (2) The vote of the common shareholders for the appointment of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 2000 was as follows:

               4,625,479  For            127  Against           100  Abstain
               ---------                 ---                    ---

         The directors of the Company whose terms continue after the Annual Meeting of Shareholders referenced above are Richard C. Close, Janet H. Knowles, John H. Mathias, Thomas E. Mills IV, Hsu Jau Nan and William Rulon-Miller.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                         Exhibit Number

                         10   Amendment to Loan Agreement dated
                              June 28, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

                         10.1 Amended and Restated Committed Line of
                              Credit Note for $17,500,000 dated
                              June 28, 2000 between Metrologic
                              Instruments, Inc. and PNC Bank, National
                              Association

                         10.2 Amendment to Loan Agreement dated
                              July 14, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

                         10.3 Acquisition Loan Note for $5,000,000 dated
                              July 14, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

                         10.4 Convertible Line of Credit Note for $2,500,000
                              dated July 14, 2000 Between Metrologic
                              Instruments, Inc. and PNC Bank, National
                              Association

                         10.5 Security Agreement dated July 14, 2000
                              between Metrologic Instruments, Inc. and PNC
                              Bank, National Association

                         27   Financial Data Schedule


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: August 14, 2000                     By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 2000                     By:/s/Thomas E. Mills  IV
      ----------------                    --------------------------
                                          Thomas E. Mills  IV
                                          President, Chief Operating
                                          Officer and Chief Financial
                                          Officer (Principal
                                          Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.

10        Amendment to Loan Agreement dated June 28, 2000 between
          Metrologic Instruments, Inc. and PNC Bank, National Association

10.1      Amended and Restated Committed Line of Credit Note for
          $17,500,000 dated June 28, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

10.2      Amendment to Loan Agreement dated July 14, 2000 between
          Metrologic Instruments, Inc. and PNC Bank, National Association

10.3 Acquisition Loan Note for $5,000,000 dated July 14, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

10.4 Convertible Line of Credit Note for $2,500,000 dated July 14, 2000 Between Metrologic Instruments, Inc. and PNC Bank, National Association

10.5 Security Agreement dated July 14, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

27                Financial Data Schedule

Exhibit 10
                           AMENDMENT TO LOAN AGREEMENT


                  THIS AMENDMENT (the "Amendment") made as of June 28, 2000 by and between METROLOGIC INSTRUMENTS, INC. ("Borrower") and PNC BANK, NATIONAL ASSOCIATION, successor by merger to Midlantic Bank, N.A. ("Bank").

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

              "Revolving Loan Limit" shall mean $17,500,000."

     2. Revolving Loan Termination Date. Section 1.22 of the Loan Agreement is amended to read in its entirety as follows:

              "Revolving Loan Termination Date" shall mean June 30, 2001 or such other later date to which Bank and Borrower may (without any obligation to do so) hereafter agree in writing in connection with any renewal or extension of the Revolving Loan."

     3. Interest Rate: (a) As used herein, the following terms have the following meanings:

         "Applicable Margin" shall mean, for any Quarterly Period and with respect to the rate of interest for such Quarterly Period, the number of basis points set forth in Annex I hereto which corresponds to Borrower's Debt Ratio as reflected in Borrower's compliance certificate for the fiscal quarter related to such Quarterly Period. On and after the date hereof and until the Quarterly Period related to Borrower's fiscal quarter ending June 30, 2000, the Applicable Margin will be as set forth in Annex I as Level II.

         "Applicable Rate" shall mean, for any Quarterly Period and with respect to the Commitment Fee set forth in subpart (d) hereof accruing for such Quarterly Period, the per annum rate set forth in Annex I hereto which corresponds to Borrower's Debt Ratio as reflected in Borrower's compliance certificate for the fiscal quarter related to such Quarterly Period, computed on the basis of a year of 360 days and the actual number of days elapsed. On and after the date hereof and until the Quarterly Period related to Borrower's fiscal quarter ending June 30, 2000, the Applicable Rate for the Commitment Fee will be as set forth in Annex I as Level II.

         "Debt Ratio" shall mean, as of the last day of any fiscal quarter, Borrower's Funded Debt as of such date divided by Borrower's EBITDA for the four fiscal quarters ending on such date.

         "EBITDA" shall mean pre tax earnings (calculated without regard to extraordinary loss or gain determined in accordance with GAAP) plus the sum of depreciation and amortization expense and interest expense during the period for which pre tax earnings was calculated.

         "Funded Debt" shall mean all Indebtedness for borrowed money (including but not limited to guaranties thereof and capitalized lease obligations but excluding subordinated indebtedness) plus (without duplication) the face amount of all letters of credit issued for Borrower's account and all reimbursement obligations.

         "Quarterly Period" shall mean the three (3) calendar month period commencing on the first day of the month next following the month in which Borrower provides Bank with a quarterly compliance certificate pursuant to
Section 6.01(A)(3) of the Credit Agreement.

                           (b)      Each advance  outstanding under the
Revolving Loan shall bear interest at a per annum rate of interest equal to the sum of (a) the euro Rate (as presently set forth in and subject to the existing terms of the Credit Agreement) plus (b) the Applicable Margin.

                           (c)      If  Borrower's  Debt Ratio ever equals or
exceeds 2.75 to 1, Borrower will upon Bank's demand grant to Bank, pursuant to a written security agreement and UCC-1 financing statements satisfactory to Bank, a first priority security interest in all of Borrower's then owned and thereafter arising accounts receivable, inventory, equipment and all other personnel property of any nature and all proceeds thereof, failing which shall constitute an Event of Default for all purposes of the Credit Agreement. In order to more fully effect the forgoing, Borrower will concurrently herewith execute and deliver to Bank a Security Agreement and UCC-1 Financing Statements in form acceptable to Bank, none of which, however, will be effective unless and until Borrower's Debt Ratio equals or exceeds 2.75 to 1.0.

                           (d)      Borrower will pay to Bank,  quarterly in
arrears, a Commitment Fee equal to the Applicable Rate multiplied by the daily average amount during such quarter by which the outstanding principal of the Revolving Loan is less than the Revolving Loan Limit.

     4. Conditions. Concurrently herewith and as a condition to the effectiveness hereof, Borrower shall deliver the following (all documents to be in form and substance acceptable to the Bank):

              (a) Borrower will execute and deliver to Bank an Amended and Restated Revolving Loan Note; and

              (b) Borrower shall deliver to Bank a certified copy of a resolution of Borrower's board of directors authorizing the execution and delivery of this Amendment and the other documents to be executed pursuant hereto.

    5.       Miscellaneous.

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

     6. Counterparts. This Amendment may be executed in counterparts, each which shall be deemed to be an original but all of which together shall constitute but one and the same instrument.

                  IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                                               PNC BANK, NATIONAL ASSOCIATION

                                               By:/s/Denise Viola-Monahan

                                               METROLOGIC INSTRUMENTS, INC.

                                               By:/s/C.H. Knowles

                                               Attest: George J. Daulerio, Jr.

                                    ANNEX I
                                  PRICING GRID

---------------- --------------------- ------------------- --------------------
                       LEVEL I             LEVEL II           LEVEL III
---------------- --------------------- ------------------- --------------------
---------------- --------------------- ------------------- --------------------
Basis for Pricing  If the Borrower's   If the Borrower's   If the Borrower's
                   Debt Ratio is less  Debt Ratio is equal Debt Ratio is
                   than 1.1 to 1.      to or greater than  greater than or
                                       1.1 to 1 but less   equal to 2.0 to 1 but
                                       than 2.0 to 1.      less than 3.0 to 1.
---------------- --------------------- ------------------- --------------------
---------------- --------------------- ------------------- --------------------

EURO/b.p.                125                 150                 175
---------------- --------------------- ------------------- --------------------
---------------- --------------------- ------------------- --------------------

Applicable Rate         .25%                .25%                .30%
(commitment fee)
---------------- --------------------- ------------------- --------------------

Exhibit 10.1
                              AMENDED AND RESTATED
                         COMMITTED LINE OF CREDIT NOTE


$17,500,000.00                                                    June 28, 2000


FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower") promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 1950 East Route 70, 3rd Floor, Cherry Hill, NJ, or at such other location as the Bank may designate from time to time, the principal sum of Seventeen Million Five Hundred Thousand Dollars ($17,500,000) (the "Facility") or such lesser amount as may be advanced to or for the benefit of the Borrower hereunder, together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1. Rate of Interest. Amounts outstanding under this Note will bear interest as set forth in the Loan Agreement referred to below.

2. Advances. The Borrower may borrow, repay and reborrow hereunder as set forth in the Loan Agreement.

3. Advance Procedures. A request for advance made by telephone must be promptly confirmed in writing by such method as the Bank may require. The Borrower authorizes the Bank to accept telephonic requests for advances, and the Bank shall be entitled to rely upon the authority of any person providing such instructions. The Borrower hereby indemnifies and holds the Bank harmless from and against any and all damages, losses, liabilities, costs and expenses (including reasonable attorneys' fees and expenses) which may arise or be created by the acceptance of such telephone requests or making such advances. The Bank will enter on its books and records, which entry when made will be presumed correct, the date and amount of each advance, as well as the date and amount of each payment made by the Borrower.

4. Payment Terms. Accrued interest will be due and payable as set forth in the Loan Agreement.

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

5. Late Payments; Default Rate. If the Borrower fails to make any payment of principal, interest or other amount coming due pursuant to the provisions of this Note within 15 calendar days of the date due and payable, the Borrower also shall pay to the Bank a late charge equal to the lesser of five percent (5%) of the amount of such payment or $100 (the "Late Charge"). Such 15 day period shall not be construed in any way to extend the due date of any such payment. Upon maturity, whether by acceleration, demand or otherwise, and at the Bank's option upon the occurrence of any Event of Default (as hereinafter defined) and during the continuance thereof, this Note shall bear interest at the Default Rate set forth in the Loan Agreement (the "Default Rate"). The Default Rate shall continue to apply whether or not judgment shall be entered on this Note. Both the Late Charge and the Default Rate are imposed as liquidated damages for the purposes of defraying the Bank's expenses incident to the handling of delinquent payments, but are in addition to, and not in lieu of, the Bank's exercise of any rights and remedies hereunder, under the other Loan Documents or under applicable law, and any fees and expenses of any agents or attorneys which the Bank may employ. In addition, the Default Rate reflects the increased credit risk to the Bank of carrying a loan that is in default. The Borrower agrees that the Late Charge and Default Rate are reasonable forecasts of just compensation for anticipated and actual harm incurred by the Bank, and that the actual harm incurred by the Bank cannot be estimated with certainty and without difficulty.

6. Prepayment. The indebtedness evidenced by this Note may be prepaid in whole or in part at any time, subject to the terms of the Loan Agreement.

7. Other Loan Documents. This Note is issued in connection with an Amended and Restated Loan Agreement between the Borrower and the Bank dated November 10, 1995 (as amended to date, the "Loan Agreement"), and the other agreements and documents executed in connection therewith or referred to therein, the terms of which are incorporated herein by reference (as amended, modified or renewed from time to time, collectively the "Loan Documents").

8. Events of Default. The occurrence of any Event of Default under the Loan Agreement will be deemed to be an "Event of Default" under this Note.

Upon the occurrence of an Event of Default: (a) the Bank shall be under no further obligation to make advances hereunder; (b) if an Event of Default specified in Sections 7.01 (E), (F) or (G) of the Loan Agreement shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder shall be immediately due and payable without demand or notice of any kind; (c) if any other Event of Default shall occur, the outstanding principal balance and accrued interest hereunder together with any additional amounts payable hereunder, at the Bank's option and without demand or notice of any kind, may be accelerated and become immediately due and payable; (d) at the Bank's option, this Note will bear interest at the Default Rate from the date of the occurrence of the Event of Default and during the continuance thereof; and (e) the Bank may exercise from time to time any of the rights and remedies available under the Loan Documents or under applicable law.

9. Right of Setoff. In addition to all liens upon and rights of setoff against the Borrower's money, securities or other property given to the Bank by law, the Bank shall have, with respect to the Borrower's obligations to the Bank under this Note and to the extent permitted by law, a contractual possessory security interest in and a contractual right of setoff against, and the Borrower hereby assigns, conveys, delivers, pledges and transfers to the Bank all of the Borrower's right, title and interest in and to, all of the Borrower's deposits, moneys, securities and other property now or hereafter in the possession of or on deposit with, or in transit to, the Bank or any other direct or indirect subsidiary of PNC Bank Corp., whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding, however, all IRA, Keogh, and trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to the Borrower. Every such right of setoff shall be deemed to have been exercised immediately upon the occurrence of an Event of Default hereunder without any action of the Bank, although the Bank may enter such setoff on its books and records at a later time.

10. Miscellaneous. All notices, demands, requests, consents, approvals and other communications required or permitted hereunder must be in writing (except as may be agreed otherwise above with respect to borrowing requests) and will be effective upon receipt. Such notices and other communications may be hand-delivered, sent by facsimile transmission with confirmation of delivery and a copy sent by first-class mail, or sent by nationally recognized overnight courier service, to the addresses for the Bank and the Borrower set forth above or to such other address as either may give to the other in writing for such purpose. No delay or omission on the Bank's part to exercise any right or power arising hereunder will impair any such right or power or be considered a waiver of any such right or power, nor will the Bank's action or inaction impair any such right or power. No modification, amendment or waiver of any provision of this Note nor consent to any departure by the Borrower therefrom will be effective unless made in a writing signed by the Bank. The Borrower agrees to pay on demand, to the extent permitted by law, all costs and expenses incurred by the Bank in the enforcement of its rights in this Note and in any security therefor, including without limitation reasonable fees and expenses of the Bank's counsel. If any provision of this Note is found to be invalid by a court, all the other provisions of this Note will remain in full force and effect. The Borrower and all other makers and indorsers of this Note hereby forever waive presentment, protest, notice of dishonor and notice of non-payment. The Borrower also waives all defenses based on suretyship or impairment of collateral. If this Note is executed by more than one Borrower, the obligations of such persons or entities hereunder will be joint and several. This Note shall bind the Borrower and its heirs, executors, administrators, successors and assigns, and the benefits hereof shall inure to the benefit of the Bank and its successors and assigns; provided, however, that the Borrower may not assign this Note in whole or in part without the Bank's written consent and the Bank at any time may assign this Note in whole or in part. This Note amends and restates, but does not extinguish the indebtedness evidenced by, all notes previously executed in connection with the Revolving Loan evidenced hereby.

This Note has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS NOTE WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE BANK AND THE BORROWER DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED, EXCLUDING ITS CONFLICT OF LAWS RULES. The Borrower hereby irrevocably consents to the exclusive jurisdiction of any state or federal court in the county or judicial district where the Bank's office indicated above is located; provided that nothing contained in this Note will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Borrower individually, against any security or against any property of the Borrower within any other county, state or other foreign or domestic jurisdiction. The Borrower acknowledges and agrees that the venue provided above is the most convenient forum for both the Bank and the Borrower. The Borrower waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Note.

11. WAIVER OF JURY TRIAL. THE BORROWER IRREVOCABLY WAIVES ANY AND ALL RIGHTS THE BORROWER MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY NATURE RELATING TO THIS NOTE, ANY DOCUMENTS EXECUTED IN CONNECTION WITH THIS NOTE OR ANY TRANSACTION CONTEMPLATED IN ANY OF SUCH DOCUMENTS. THE BORROWER ACKNOWLEDGES THAT THE FOREGOING WAIVER IS KNOWING AND VOLUNTARY.

The Borrower acknowledges that it has read and understood all the provisions of this Note, including the waiver of jury trial, and has been advised by counsel as necessary or appropriate.

WITNESS the due execution hereof as a document under seal, as of the date first written above, with the intent to be legally bound hereby.

                                            METROLOGIC INSTRUMENTS, INC.

WITNESS / ATTEST:                           ___________________________________

George J. Daulerio, Jr.                     By:/s/C. Harry Knowles
                                                                        (SEAL)
Print Name: George J. Daulerio, Jr.         Print Name: C. Harry Knowles

Title: Controller                           Title: CEO

Exhibit 10.2

                          AMENDMENT TO LOAN AGREEMENT


                  THIS AMENDMENT (the "Amendment") made as of July 14, 2000 by and between METROLOGIC INSTRUMENTS, INC. ("Borrower") and PNC BANK, NATIONAL ASSOCIATION ("Bank").

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

                  NOW, THEREFORE, the parties, INTENDING TO BE LEGALLY BOUND, agree as follows:

1. Convertible Line of Credit. In addition to each other Loan established by the Credit Agreement, Bank hereby establishes for Borrower a non-revolving convertible line of credit (herein, the "Convertible Line") subject to the following terms: From time to time through and including July 31, 2001, upon Borrower's request and subject to the terms of the Credit Agreement, as amended hereby, Bank will make advances to the Borrower, under the Convertible Line, up to an aggregate amount of $2,500,000 for the purpose of financing Eligible Capital Expenditures (as hereinafter defined). The Convertible Line is a non-revolving facility and cannot be re-borrowed after repayment of any of the principal thereof. Each advance will be in an amount not to exceed 90% of the Eligible Capital Expenditure, and Borrower will, as a condition to each advance, provide Bank with an invoice reflecting the amount of the Eligible Capital Expenditure and that the same is due. On July 31, 2001 all advances then outstanding will be converted to a term loan and shall be repaid in accordance with the Convertible Line Note (as hereinafter defined) provided, that at Borrower's option, the principal outstanding as of July 31, 2001 can instead be converted to a lease with PNC Leasing Corp., subject to such terms, including amount of lease payments and effective rate of interest, and conditioned on execution of lease documents, as shall be acceptable to Bank and PNC Leasing Corp.

     a. As used herein, "Eligible Capital Expenditures" shall mean capital expenditures made by Borrower during the period commencing on the date hereof through July 31, 2001 for which no debt (other than the Convertible Line) has been incurred and which are for the purchase of equipment, including associated "soft" costs such as installation charges, in the ordinary course of Borrower's business.

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

2. Acquisition Facility. In addition to each other Loan established by the Credit Agreement, Bank hereby establishes for Borrower a non-revolving line of credit (herein, the "Acquisition Loan") subject to the following terms: From time to time through and including August 31, 2000, upon Borrower's request and subject to the terms of the Credit Agreement, as amended hereby, Bank will make advances to the Borrower, under the Acquisition Loan, up to an aggregate amount of $5,000,000 for the purpose of financing Eligible Acquisitions (as hereinafter defined). The Acquisition Loan is a non-revolving facility and cannot be re-borrowed after repayment of any of the principal thereof. Each advance will be in an amount not to exceed 100% of the purchase price payable by the Borrower (or MIG, as defined below) in connection with such Eligible Acquisition, and Borrower will, as a condition to each advance, provide Bank with copies of all documents, including agreements of sale, joint venture agreements, charter documents, and the like, executed or to be executed in connection with or otherwise related to such Eligible Acquisition. On September 1, 2000 all advances then outstanding will be converted to a term loan and shall be repaid in accordance with the Acquisition Loan Note (as hereinafter defined).

     a.  As used herein, "Eligible Acquisitions" shall mean:

         (i) the acquisition previously made through Borrower's German subsidiary, Metrologic Instruments GmbH ("MIG"), of a 51% controlling joint venture interest in a Spanish company, Metrologic Eria Iberica SL, pursuant to that certain purchase agreement attached hereto as Exhibit A; and

         (ii) the acquisition currently contemplated to be made through MIG of a controlling joint venture interest in a French company, Metrologic Eria SA, pursuant to a certain purchase agreement acceptable to Bank in its reasonable discretion.

     b. The Acquisition Loan shall be deemed to be one of the "Loans" and shall be part of the "Obligations" for all purposes of the Credit Agreement, and the Acquisition Loan Note shall be deemed one of the "Notes" for all purposes of the Credit Agreement.

     c. Contemporaneously herewith, Borrower will execute and deliver to Bank a promissory note (the "Acquisition Loan Note") to evidence Borrower's obligation to repay to Bank, with interest, the principal amount of the Acquisition Loan, all as more fully set forth in the Acquisition Loan Note, the terms of which are incorporated herein by reference.

3. Interest Rate: (a) The following shall be added to the Credit Agreement by inserting in Section 1 thereof the following in the appropriate alphabetical order:

         "Applicable Margin" shall mean, for any Quarterly Period and with respect to the rate of interest for such Quarterly Period, the number of basis points set forth in Annex I hereto which corresponds to Borrower's Debt Ratio as reflected in Borrower's compliance certificate for the fiscal quarter related to such Quarterly Period. On and after the date hereof and until the Quarterly Period related to Borrower's fiscal quarter ending June 30, 2000, the Applicable Margin will be as set forth in Annex I as Level II.

         "Debt Ratio" shall mean, as of the last day of any fiscal quarter, Borrower's Funded Debt as of such date divided by Borrower's EBITDA for the four fiscal quarters ending on such date.

         "EBITDA" shall mean pre tax earnings (calculated without regard to extraordinary loss or gain determined in accordance with GAAP) plus the sum of depreciation and amortization expense and interest expense during the period for which pre tax earnings was calculated.

         "Funded Debt" shall mean all Indebtedness for borrowed money (including but not limited to guaranties thereof and capitalized lease obligations but excluding subordinated indebtedness) plus (without duplication) the face amount of all letters of credit issued for Borrower's account and all reimbursement obligations.

         "Quarterly Period" shall mean the three (3) calendar month period commencing on the first day of the month next following the month in which Borrower provides Bank with a quarterly compliance certificate pursuant to
Section 6.01(A)(3) of the Credit Agreement.

                   (b) Each advance outstanding under the Revolving Loan shall bear interest at a per annum rate of interest equal to the sum of (a) the euro Rate (as presently set forth in and subject to the existing terms of the Credit Agreement) plus (b) the Applicable Margin.

                   (c) If Borrower's Debt Ratio ever equals or exceeds 2.75 to 1, Borrower will upon Bank's demand grant to Bank, pursuant to a written security agreement and UCC-1 financing statements satisfactory to Bank, a first priority security interest in all of Borrower's then owned and thereafter arising accounts receivable, inventory, equipment and all other personnel property of any nature and all proceeds thereof, failing which shall constitute an Event of Default for all purposes of the Credit Agreement. In order to more fully effect the forgoing, Borrower will concurrently herewith execute and deliver to Bank a Security Agreement and UCC-1 Financing Statements in form acceptable to Bank, none of which, however, will be effective unless and until Borrower's Debt Ratio equals or exceeds 2.75 to 1.0.

4. Conditions. Concurrently herewith and as a condition to the effectiveness hereof, Borrower shall deliver the following (all documents to be in form and substance acceptable to the Bank):

                   (a) Borrower will execute and deliver to Bank the Convertible Line Note and the Acquisition Loan Note;

                   (b) Borrower shall deliver to Bank a certified copy of a resolution of Borrower's board of directors authorizing the execution and delivery of this Amendment and the other documents to be executed pursuant hereto.

5. Miscellaneous.

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

6. Counterparts. This Amendment may be executed in counterparts, each which shall be deemed to be an original but all of which together shall constitute but one and the same instrument.

                  IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                                             PNC BANK, NATIONAL ASSOCIATION

                                             By:/s/Denise Viola-Monahan

                                             METROLOGIC INSTRUMENTS, INC.

                                             By: /s/C. H. Knowles

                                             Attest: /s/George J. Daulerio, Jr.

                                    ANNEX I
                                  PRICING GRID

---------------- --------------------- ------------------- --------------------
                       LEVEL I             LEVEL II           LEVEL III
---------------- --------------------- ------------------- --------------------
---------------- --------------------- ------------------- --------------------
Basis for Pricing  If the Borrower's   If the Borrower's   If the Borrower's
                   Debt Ratio is less  Debt Ratio is equal Debt Ratio is
                   than 1.1 to 1.      to or greater than  greater than or
                                       1.1 to 1 but less   equal to 2.0 to 1 but
                                       than 2.0 to 1.      less than 3.0 to 1.
---------------- --------------------- ------------------- --------------------
---------------- --------------------- ------------------- --------------------

EURO/b.p.                125                 150                 175
---------------- --------------------- ------------------- --------------------
---------------- --------------------- ------------------- --------------------

Applicable Rate         .25%                .25%                .30%
(commitment fee)
---------------- --------------------- ------------------- --------------------

Exhibit 10.3


[OBJECT OMITTED]
Acquisition Loan Note

$5,000,000.00                                           July 14, 2000

FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower"), with an address at Coles Road at Route 42, Blackwood, NJ, 08012, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 1950 East Route 70, 3rd Floor, Cherry Hill, NJ 08003 or at such other location as the Bank may designate from time to time, the principal sum of FIVE MILLION DOLLARS ($5,000,000.00) or such lesser amount as may be advanced to or for the benefit of the Borrower under the Acquisition Loan established pursuant to the Amendment (as hereinafter defined), together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1. Rate of Interest. Amounts outstanding under this Note will bear interest at a rate per annum as set forth in the Amendment (as hereinafter defined).

2. Payment Terms. Principal shall be due and payable in fifty-nine consecutive monthly installments each in an amount equal to 1/60th of the principal hereof outstanding on August 31, 2000, commencing September 1, 2000 and continuing on the first (1st) day of each month thereafter. Interest is payable monthly on the first (1st) day of each consecutive month commencing on August 1, 2000. Any outstanding principal and accrued but unpaid interest shall be due and payable in full on August 1, 2005.

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

3. Prepayment. If the Borrower prepays (whether voluntary, on default or otherwise) all or any part of the principal hereof on other than the last day of the Euro-Rate Interest Period, the Borrower shall pay to the Bank, on demand therefor, all amounts due pursuant as hereinafter set forth, including the Cost of Prepayment, if any. The Borrower shall pay to the Bank, on written demand therefor, together with the written evidence of the justification therefor, all direct costs incurred, losses suffered or payments made by Bank by reason of any change in law or regulation or its interpretation imposing any reserve, deposit, allocation of capital, or similar requirement (including without limitation, Regulation D of the Board of Governors of the Federal Reserve System) on the Bank, its holding company or any of their respective assets. In addition, the Borrower agrees to indemnify the Bank against any liabilities, losses or expenses (including loss of margin, any loss or expense sustained or incurred in liquidating or employing deposits from third parties, and any loss or expense incurred in connection with funds acquired to effect, fund or maintain any of the Borrower's indebtedness (or any part thereof) bearing interest at a Euro-Rate based rate) which the Bank sustains or incurs as a consequence of either (i) the Borrower's failure to make a payment on the due date thereof, (ii) the Borrower's revocation (expressly, by later inconsistent notices or otherwise) in whole or in part of any notice given to Bank to request, convert, renew or prepay any advance, or (iii) the Borrower's payment, prepayment or conversion of any advance on a day other than the last day of the applicable Euro-Rate Interest Period, including but not limited to the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a) the difference between (i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus (ii) the yield, on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note. The Bank's determination of an amount payable under this paragraph shall, in the absence of manifest error, be conclusive and shall be payable on demand.

4. Other Loan Documents. This Note is issued in connection with a certain Amended and Restated Loan Agreement between Borrower and Bank dated November 10, 1995, as amended to date, including by Amendment (the "Amendment") dated the date hereof (as amended, the "Loan Agreement"), the terms of which are incorporated herein by reference (the Loan Agreement together with all related documents, instruments and agreements shall be referred to collectively as the "Loan Documents"), evidences the Acquisition Loan as defined in the Amendment and is secured by the property described in the Loan Documents (if any) and by such other collateral as previously may have been or may in the future be granted to the Bank to secure this Note.

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


METROLOGIC INSTRUMENTS, INC.


By:/s/C. H. Knowles

Name:C. H. Knowles

Title:CEO

Exhibit 10.4

[OBJECT OMITTED]
Convertible Line of Credit Note

$2,500,000.00                                                 July 14, 2000

FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower"), with an address at Coles Road at Route 42, Blackwood, NJ, 08012, promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 1950 East Route 70, 3rd Floor, Cherry Hill, NJ 08003 or at such other location as the Bank may designate from time to time, the principal sum of TWO MILLION FIVE HUNDRED THOUSAND DOLLARS ($2,500,000.00) or such lesser amount as may be advanced to or for the benefit of the Borrower under the Convertible Line of Credit established pursuant to the Amendment (as hereinafter defined), together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

1. Rate of Interest. Amounts outstanding under this Note will bear interest at a rate per annum as set forth in the Amendment (as hereinafter defined).

2. Payment Terms. Commencing August 1, 2001 and continuing on the first (1st) day of each month thereafter, principal shall be due and payable over a term mutually agreeable to both parties, but in no event to exceed five (5) years (the "Term"), in equal consecutive monthly installments, each of which shall be in an amount determined by dividing the outstanding principal amount hereunder on July 31, 2001 by the number of months constituting the Term. Interest is payable monthly on the first (1st) day of each consecutive month commencing on August 1, 2000. Any outstanding principal and accrued but unpaid interest shall be due and payable in full on the first (1st) day of the last month of the Term.

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

3. Prepayment. If the Borrower prepays (whether voluntary, on default or otherwise) all or any part of the principal hereof on other than the last day of the Euro-Rate Interest Period, the Borrower shall pay to the Bank, on demand therefor, all amounts due pursuant as hereinafter set forth, including the Cost of Prepayment, if any. The Borrower shall pay to the Bank, on written demand therefor, together with the written evidence of the justification therefor, all direct costs incurred, losses suffered or payments made by Bank by reason of any change in law or regulation or its interpretation imposing any reserve, deposit, allocation of capital, or similar requirement (including without limitation, Regulation D of the Board of Governors of the Federal Reserve System) on the Bank, its holding company or any of their respective assets. In addition, the Borrower agrees to indemnify the Bank against any liabilities, losses or expenses (including loss of margin, any loss or expense sustained or incurred in liquidating or employing deposits from third parties, and any loss or expense incurred in connection with funds acquired to effect, fund or maintain any of the Borrower's indebtedness (or any part thereof) bearing interest at a Euro-Rate based rate) which the Bank sustains or incurs as a consequence of either (i) the Borrower's failure to make a payment on the due date thereof, (ii) the Borrower's revocation (expressly, by later inconsistent notices or otherwise) in whole or in part of any notice given to Bank to request, convert, renew or prepay any advance, or (iii) the Borrower's payment, prepayment or conversion of any advance on a day other than the last day of the applicable Euro-Rate Interest Period, including but not limited to the Cost of Prepayment. "Cost of Prepayment" means an amount equal to the present value, if positive, of the product of (a) the difference between (i) the yield, on the beginning date of the applicable interest period, of a U.S. Treasury obligation with a maturity similar to the applicable interest period minus (ii) the yield, on the prepayment date, of a U.S. Treasury obligation with a maturity similar to the remaining maturity of the applicable interest period, and (b) the principal amount to be prepaid, and (c) the number of years, including fractional years from the prepayment date to the end of the applicable interest period. The yield on any U.S. Treasury obligation shall be determined by reference to Federal Reserve Statistical Release H.15(519) "Selected Interest Rates". For purposes of making present value calculations, the yield to maturity of a similar maturity U.S. Treasury obligation on the prepayment date shall be deemed the discount rate. The Cost of Prepayment shall also apply to any payments made after acceleration of the maturity of this Note. The Bank's determination of an amount payable under this paragraph shall, in the absence of manifest error, be conclusive and shall be payable on demand.

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


METROLOGIC INSTRUMENTS, INC.


By: /s/C. H. Knowles

Name: C. H. Knowles

Title: CEO

Exhibit 10.5

             THIS AGREEMENT IS SUBJECT TO THE TERMS OF SECTION 3(C)
                      OF THE AMENDMENTS TO LOAN AGREEMENT
              DATED JUNE 28, 2000 AND JULY 14, 2000, RESPECTIVELY

                               SECURITY AGREEMENT


         THIS SECURITY AGREEMENT (this "Agreement") is made as of this 14 day of July, 2000, by and between METROLOGIC INSTRUMENTS, INC.
(the "Grantor"), with an address at Coles Road at Route 42, Blackwood, New Jersey and PNC BANK, NATIONAL ASSOCIATION (the "Bank"), with an address at 1950 East Route 70, Cherry Hill, NJ 08003.

         Under the terms hereof, the Bank desires to obtain and the Grantor desires to grant the Bank security for all of the Obligations (as hereinafter defined).

         NOW, THEREFORE, the Grantor and the Bank, intending to be legally bound, hereby agree as follows:

         1.  Definitions.

                  (a) "Collateral" shall include all personal property of the Grantor, including the following, all whether now owned or hereafter acquired or arising and wherever located: (i) accounts, accounts receivable, contract rights, chattel paper, notes receivable, securities entitlements, securities accounts, investment property, depository accounts, instruments and documents (including warehouse receipts); (ii) goods of every nature, including inventory, stock-in-trade, raw materials, work in process, items held for sale or lease or furnished or to be furnished under contracts of sale or lease, goods that are returned, reclaimed or repossessed, together with materials used or consumed in the Grantor's business; (iii) equipment, including machinery, vehicles, furniture and fixtures; (iv) general intangibles, of every kind and description, including all existing and future customer lists, choses in action, claims (including claims for indemnification or breach of warranty), books, records, patents and patent applications, copyrights, trademarks, tradenames, tradestyles, trademark applications, goodwill, blueprints, drawings, designs and plans, trade secrets, contracts, licenses, license agreements, formulae, tax and any other types of refunds, returned and unearned insurance premiums, rights and claims under insurance policies, and computer information, software, source codes, object codes, records and data; (v) all property of the Grantor now or hereafter in the Bank's possession or in transit to or from, under the custody or control of or on deposit with, the Bank or any affiliate thereof, including deposit and other accounts; (vi) all cash and cash equivalents; and (vii) all cash and non-cash proceeds (including insurance proceeds) of all of the foregoing property, all products thereof and all additions and accessions thereto, substitutions therefor and replacements thereof.

                  (b) "Loan Documents" means this Agreement, any and all notes evidencing the Obligations and all related documents, instruments and agreements.

                  (c) "Obligations" shall include all loans, advances, debts, liabilities, obligations, covenants and duties owing from the Grantor to the Bank or to any other direct or indirect subsidiary of PNC Bank Corp., of any kind or nature, present or future (including any interest accruing thereon after maturity, or after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding relating to the Grantor, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding), whether or not evidenced by any note, guaranty or other instrument, whether arising under any agreement, instrument or document, whether or not for the payment of money, whether arising by reason of an extension of credit, opening of a letter of credit, loan, equipment lease or guarantee, under any interest or currency swap, future, option or other interest rate protection or similar agreement, or in any other manner, whether arising out of overdrafts on deposit or other accounts or electronic funds transfers (whether through automated clearing houses or otherwise) or out of the Bank's non-receipt of or inability to collect funds or otherwise not being made whole in connection with depository transfer check or other similar arrangements, whether direct or indirect (including those acquired by assignment or participation), absolute or contingent, joint or several, due or to become due, now existing or hereafter arising, and any amendments, extensions, renewals or increases and all costs and expenses of the Bank incurred in the documentation, negotiation, modification, enforcement, collection or otherwise in connection with any of the foregoing, including reasonable attorneys' fees and expenses.

                  (d) "UCC" means the Uniform Commercial Code, as adopted and enacted and as in effect from time to time in the State whose law governs pursuant to the Section of this Agreement entitled "Governing Law and Jurisdiction." Terms used herein which are defined in the UCC and not otherwise defined herein shall have the respective meanings ascribed to such terms in the UCC.

         2. Grant of Security Interest.  To secure the Obligations, the
Grantor,   as debtor,  hereby  assigns and grants to the Bank, as secured party, a  continuing lien on and security interest in the Collateral.

         3. Change in Name or Locations. The Grantor hereby agrees that if the location of the Collateral changes from the locations listed on Exhibit "A" hereto and made part hereof, or if the Grantor changes its name or form or jurisdiction of organization, or establishes a name in which it may do business that is not listed as a tradename on Exhibit "A" hereto, the Grantor will immediately notify the Bank in writing of the additions or changes. The Grantor's chief executive office, form of organization and jurisdiction of organization are also shown on Exhibit "A" hereto.

         4. Representations and Warranties. The Grantor represents, warrants and covenants to the Bank that: (a) the Grantor has good, marketable and indefeasible title to the Collateral, has not made any prior sale, pledge, encumbrance, assignment or other disposition of any of the Collateral, and the Collateral is free from all encumbrances and rights of setoff of any kind except the lien in favor of the Bank created by this Agreement; (b) except as herein provided, the Grantor will not hereafter without the Bank's prior written consent sell, pledge, encumber, assign or otherwise dispose of any of the Collateral or permit any right of setoff, lien or security interest to exist thereon except to the Bank; (c) the Grantor will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein; (d) each account and general intangible, if included in the definition of Collateral, is genuine and enforceable in accordance with its terms and the Grantor will defend the same against all claims, demands, setoffs and counterclaims at any time asserted; and (e) at the time any account or general intangible becomes subject to this Agreement, such account or general intangible will be a good and valid account representing a bona fide sale of goods or services by the Grantor and such goods will have been shipped to the respective account debtors or the services will have been performed for the respective account debtors, and no such account or general intangible will be subject to any claim for credit, allowance or adjustment by any account debtor or any setoff, defense or counterclaim.

         5.  Grantor's Covenants.  The Grantor covenants that it shall:

                  (a) from time to time and at all reasonable times allow the Bank, by or through any of its officers, agents, attorneys, or accountants, to examine or inspect the Collateral, notify account debtors of the Bank's security interest in accounts (if included in the definition of Collateral) and obtain valuations and audits of the Collateral, at the Grantor's expense, wherever located. The Grantor shall do, obtain, make, execute and deliver all such additional and further acts, things, deeds, assurances and instruments as the Bank may require to vest in and assure to the Bank its rights hereunder and in or to the Collateral, and the proceeds thereof, including waivers from landlords, warehousemen and mortgagees;

                  (b) keep the Collateral in good order and repair at all times and immediately notify the Bank of any event causing a material loss or decline in value of the Collateral, whether or not covered by insurance, and the amount of such loss or depreciation;

                  (c) only use or permit the Collateral to be used in accordance with all applicable federal, state, county and municipal laws and regulations; and

                  (d) have and maintain insurance at all times with respect to all Collateral against risks of fire (including so-called extended coverage), theft, sprinkler leakage, and other risks (including risk of flood if any Collateral is maintained at a location in a flood hazard zone) as the Bank may require, in such form, in such amount, for such period and written by such companies as may be satisfactory to the Bank in its sole discretion. Each such casualty insurance policy shall contain a standard Lender's Loss Payable Clause issued in favor of the Bank under which all losses thereunder shall be paid to the Bank as the Bank's interest may appear. Such policies shall expressly provide that the requisite insurance cannot be altered or canceled without at least thirty (30) days prior written notice to the Bank and shall insure the Bank notwithstanding the act or neglect of the Grantor. Upon the Bank's demand, the Grantor shall furnish the Bank with duplicate original policies of insurance or such other evidence of insurance as the Bank may require. In the event of failure to provide insurance as herein provided, the Bank may, at its option, obtain such insurance and the Grantor shall pay to the Bank, on demand, the cost thereof. Proceeds of insurance may be applied by the Bank to reduce the Obligations or to repair or replace Collateral, all in the Bank's sole discretion.

         6. Negative Pledge; No Transfer. The Grantor will not sell or offer to sell or otherwise transfer or grant or allow the imposition of a lien or security interest upon the Collateral (except for sales of inventory and collections of accounts in the Grantor's ordinary course of business) or use any portion thereof in any manner inconsistent with this Agreement or with the terms and conditions of any policy of insurance thereon.

         7.  INTENTIONALLY OMITTED

         8. Further Assurances. At the Bank's request, the Grantor will join with the Bank in executing one or more financing, continuation or amendment statements pursuant to the UCC in form satisfactory to the Bank and will pay the cost of preparing and filing the same in all jurisdictions in which such filing is deemed by the Bank to be necessary or desirable in order to perfect, preserve and protect its security interests. The Grantor authorizes the Bank to file financing, continuation or amendment statements pursuant to the UCC with respect to all or any part of the Collateral without the Grantor's signature, where permitted by law. A carbon, photographic or other copy of this Agreement or of a UCC financing statement may be filed as and in lieu of a UCC financing statement. At the Bank's request, the Grantor will execute, in form satisfactory to the Bank, a Rider to Security Agreement - Copyrights (if any Collateral consists of registered or unregistered copyrights), a Rider to Security Agreement - Patents (if any Collateral consists of patents or patent applications), a Rider to Security Agreement - Trademarks (if any Collateral consists of trademarks, tradenames, tradestyles or trademark applications). If any Collateral consists of depository accounts not maintained with the Bank or one of its affiliates, or any securities entitlement, securities account or other investment property, then at the Bank's request the Grantor will execute, and will cause the depository institution or securities intermediary upon whose books and records the ownership interest of the Grantor in such Collateral appears, such Pledge Agreements, Notification and Control Agreements or other agreements as the Bank deems necessary in order to perfect and protect its security interest in such Collateral, in each case in a form satisfactory to the Bank.

         9. Events of Default. The Grantor shall, at the Bank's option, be in default under this Agreement upon the happening of any of the following events or conditions (each, an "Event of Default"): (a) any Event of Default (as defined in any of the Loan Documents); (b) any default under any of the Obligations that does not have a defined set of "Events of Default" and the lapse of any notice or cure period provided in such Obligations with respect to such default; (c) demand by the Bank under any of the Obligations that have a demand feature; (d) the failure by the Grantor to perform any of its obligations under this Agreement; (e) falsity, inaccuracy or material breach by the Grantor of any written warranty, representation or statement made or furnished to the Bank by or on behalf of the Grantor; (f) an uninsured material loss, theft, damage, or destruction to any of the Collateral, or the entry of any judgment against the Grantor or any lien against or the making of any levy, seizure or attachment of or on the Collateral; or (g) the failure of the Bank to have a perfected first priority security interest in the Collateral.

         10. Remedies. Upon the occurrence of any such Event of Default and at any time thereafter, the Bank may declare all Obligations secured hereby immediately due and payable and shall have, in addition to any remedies provided herein or by any applicable law or in equity, all the remedies of a secured party under the UCC. The Bank's remedies include, but are not limited to, the right to (a) peaceably by its own means or with judicial assistance enter the Grantor's premises and take possession of the Collateral without prior notice to the Grantor or the opportunity for a hearing, (b) render the Collateral unusable, (c) dispose of the Collateral on the Grantor's premises,
(d) require the Grantor to assemble the Collateral and make it available to the Bank at a place designated by the Bank, and (e) notify the United States Postal Service to send the Grantor's mail to the Bank. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Bank will give the Grantor reasonable notice of the time and place of any public sale thereof or of the time after which any private sale or any other intended disposition thereof is to be made. The requirements of commercially reasonable notice shall be met if such notice is sent to the Grantor at least five (5) days before the time of the intended sale or disposition. Expenses of retaking, holding, preparing for sale, selling or the like shall include the Bank's reasonable attorney's fees and legal expenses, incurred or expended by the Bank to enforce any payment due it under this Agreement either as against the Grantor, or in the prosecution or defense of any action, or concerning any matter growing out of or connection with the subject matter of this Agreement and the Collateral pledged hereunder. The Grantor waives all relief from all appraisement or exemption laws now in force or hereafter enacted.

         11. Power of Attorney. The Grantor does hereby make, constitute and appoint any officer or agent of the Bank as the Grantor's true and lawful attorney-in-fact, with power to, upon and during the continuance of an Event of Default (a) endorse the name of the Grantor or any of the Grantor's officers or agents upon any notes, checks, drafts, money orders, or other instruments of payment or Collateral that may come into the Bank's possession in full or part payment of any Obligations; (b) sue for, compromise, settle and release all claims and disputes with respect to, the Collateral; and (c) sign, for the Grantor, financing, continuation or amendment statements pursuant to the UCC, or supplemental intellectual property security agreements; granting to the Grantor's said attorney full power to do any and all things necessary to be done in and about the premises as fully and effectually as the Grantor might or could do. The Grantor hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney is coupled with an interest, and is irrevocable.

         12. Payment of Expenses. At its option, the Bank may discharge taxes, liens, security interests or such other encumbrances as may attach to the Collateral, may pay for required insurance on the Collateral and may pay for the maintenance, appraisal or reappraisal, and preservation of the Collateral, as determined by the Bank to be necessary. The Grantor will reimburse the Bank on demand for any payment so made or any expense incurred by the Bank pursuant to the foregoing authorization, and the Collateral also will secure any advances or payments so made or expenses so incurred by the Bank.

         13. Notices. All notices, demands, requests, consents, approvals and other communications required or permitted hereunder must be in writing and will be effective upon receipt. Such notices and other communications may be hand delivered, sent by facsimile transmission with confirmation of delivery and a copy sent by first-class mail, or sent by nationally recognized overnight courier service, to a party's address set forth above or to such other address as any party may give to the other in writing for such purpose.

         14. Preservation of Rights. No delay or omission on the Bank's part to exercise any right or power arising hereunder will impair any such right or power or be considered a waiver of any such right or power, nor will the Bank's action or inaction impair any such right or power. The Bank's rights and remedies hereunder are cumulative and not exclusive of any other rights or remedies which the Bank may have under other agreements, at law or in equity.

         15. Illegality. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any
respect,   the validity,  legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

         16. Changes in Writing. No modification, amendment or waiver of any provision of this Agreement nor consent to any departure by the Grantor therefrom will be effective unless made in a writing signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Grantor in any case will entitle the Grantor to any other or further notice or demand in the same, similar or other circumstance.

         17. Entire Agreement. This Agreement (including the documents and instruments referred to herein) constitutes the entire agreement and supersedes all other prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

         18. Counterparts. This Agreement may be signed in any number of counterpart copies and by the parties hereto on separate counterparts, but all such copies shall constitute one and the same instrument. Delivery of an executed counterpart of signature page to this Agreement by facsimile transmission shall be effective as delivery of a manually executed counterpart. Any party so executing this Agreement by facsimile transmission shall promptly deliver a manually executed counterpart, provided that any failure to do so shall not affect the validity of the counterpart executed by facsimile transmission.

         19. Successors and Assigns. This Agreement will be binding upon and inure to the benefit of the Grantor and the Bank and their respective heirs, executors, administrators, successors and assigns; provided, however, that the Grantor may not assign this Agreement in whole or in part without the Bank's prior written consent and the Bank at any time may assign this Agreement in whole or in part.

         20. Interpretation. In this Agreement, unless the Bank and the Grantor otherwise agree in writing, the singular includes the plural and the plural the singular; words importing any gender include the other genders; references to statutes are to be construed as including all statutory provisions consolidating, amending or replacing the statute referred to; the word "or" shall be deemed to include "and/or", the words "including", "includes" and "include" shall be deemed to be followed by the words "without limitation"; references to articles, sections (or subdivisions of sections) or exhibits are to those of this Agreement unless otherwise indicated. Section headings in this Agreement are included for convenience of reference only and shall not constitute a part of this Agreement for any other purpose. If this Agreement is executed by more than one Grantor, the obligations of such persons or entities will be joint and several.

         21. Indemnity. The Grantor agrees to indemnify each of the Bank, its directors, officers and employees and each legal entity, if any, who controls the Bank (the "Indemnified Parties") and to hold each Indemnified Party harmless from and against any and all claims, damages, losses, liabilities and expenses (including all fees and charges of internal or external counsel with whom any Indemnified Party may consult and all expenses of litigation or preparation therefor) which any Indemnified Party may incur or which may be asserted against any Indemnified Party as a result of the execution of or performance under this Agreement; provided, however, that the foregoing indemnity agreement shall not apply to claims, damages, losses, liabilities and expenses solely attributable to an Indemnified Party's gross negligence or willful misconduct. The indemnity agreement contained in this Section shall survive the termination of this Agreement. The Grantor may participate at its expense in the defense of any such claim.

         22. Governing Law and Jurisdiction. This Agreement has been delivered to and accepted by the Bank and will be deemed to be made in the State where the Bank's office indicated above is located. THIS AGREEMENT WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE WHERE THE BANK'S OFFICE INDICATED ABOVE IS LOCATED, EXCEPT THAT THE LAWS OF THE STATE WHERE ANY COLLATERAL IS LOCATED (IF DIFFERENT FROM THE STATE WHERE SUCH OFFICE OF THE BANK IS LOCATED) SHALL GOVERN THE CREATION, PERFECTION AND FORECLOSURE OF THE LIENS CREATED HEREUNDER ON SUCH PROPERTY OR ANY INTEREST THEREIN. The Grantor hereby irrevocably consents to the exclusive jurisdiction of any state or federal court in the county or judicial district where the Bank's office indicated above is located; provided that nothing contained in this Agreement will prevent the Bank from bringing any action, enforcing any award or judgment or exercising any rights against the Grantor individually, against any security or against any property of the Grantor within any other county, state or other foreign or domestic jurisdiction. The Bank and the Grantor agree that the venue provided above is the most convenient forum for both the Bank and the Grantor. The Grantor waives any objection to venue and any objection based on a more convenient forum in any action instituted under this Agreement.

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

WITNESS / ATTEST:                           METROLOGIC INSTRUMENTS, INC.
                                     (Corporation, Partnership or other Entity)

/s/George J. Daulerio, Jr.            By:/s/C. H. Knowles
                                                                       (SEAL)
Print Name:George J. Daulerio, Jr.    Print Name:C. H. Knowles

Title: Controller                     Title: CEO



                                             PNC BANK, NATIONAL ASSOCIATION


                                          By: /s/Denise Viola-Monahan
                                                                       (SEAL)
                                          Print Name:Denise Viola-Monahan

                                          Title:Vice President

                                  EXHIBIT "A"
                             TO SECURITY AGREEMENT


Grantor's form of organization and jurisdiction of organization, if not a natural person:



Address of Grantor's chief executive office, including the County:





Address for books and records, if different:





Addresses of other Collateral locations, including Counties and name and address of landlord or owner if location is not owned by the Grantor:










Other names or tradenames now or formerly used by the Grantor: