Form 10-Q
period 2000-09-30
METROLOGIC INSTRUMENTS INC
filed 2000-11-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 14, 2000 there were 5,451,092 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              September 30, 2000 and December 31, 1999                     3

              Condensed Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 2000 and
              September 30, 1999                                           4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2000 and
              September 30, 1999                                           5

              Notes to Condensed Consolidated Financial Statements         6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                           12

Part II - Other Information

         Item 1.  Legal Proceedings                                       12
         Item 2.  Changes in Securities                                   14
         Item 3.  Defaults upon Senior Securities                         14
         Item 4.  Submission of Matters to a Vote of Security Holders     14
         Item 5.  Other Information                                       14
         Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                                15

Exhibit Index                                                             16

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                     September 30, December 31,
Assets                                                   2000         1999
                                                       --------     --------
                                  (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  4,433     $  6,970
        Accounts receivable,  net of allowance           26,164       21,474
        Inventory                                        25,632       11,231
        Deferred income taxes                             1,018          872
        Other current assets                              1,264        1,239
                                                       --------     --------
     Total current assets                                58,511       41,786

     Property,  plant and equipment, net                 10,250        8,873
     Patents and trademarks,  net of amortization         2,797        2,469
     Holographic technology,  net of amortization           629          716
     Advance license fee, net of amortization             1,559        1,647
     Goodwill, net of amortization                        4,155          643
     Other assets                                           599          539
                                                       --------     --------
     Total assets                                      $ 78,500     $ 56,673
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Line of credit                                 $ 15,475     $  3,050
        Current portion of notes payable                  2,348        1,282
        Accounts payable                                  6,859        3,741
        Accrued expenses                                  9,601       10,054
                                                       --------     --------
     Total current liabilities                           34,283       18,127

     Notes payable,  net of current portion               7,727        3,414
     Deferred income taxes                                  556          588
     Other liabilities                                      577            -

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,449,097 and 5,410,125 shares
            issued and outstanding in 2000 and 1999,
            respectively                                     54           54
        Additional paid-in capital                       17,501       17,083
        Retained earnings                                20,526       17,966
        Accumulated other comprehensive loss             (2,724)        (559)
                                                       --------     --------
        Total shareholders' equity                       35,357       34,544
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 78,500     $ 56,673
                                                       ========     ========

                            See accompanying notes.

                   METROLOGIC INSTRUMENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (amounts in thousands except share and per share data)


                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                  2000       1999       2000        1999
                                    (Unaudited)            (Unaudited)

Sales                           $22,453   $20,153     $67,913     $57,872
Cost of sales                    13,671    11,538      40,789      34,139
                                -------   -------     -------     -------
Gross profit                      8,782     8,615      27,124      23,733

Selling, general and
 administrative expenses          6,476     5,407      18,326      14,927
Research and development
 expenses                         1,246     1,066       3,916       3,049
Severance costs                     160         -         160           -
                                -------   -------     -------     -------
Operating income                    900     2,142       4,722       5,757
Other (expenses) income
 Interest income                     56        99         201         313
 Interest expense                  (481)      (64)       (846)       (170)
 Foreign currency transaction
   (loss) gain                     (145)     (280)         73        (622)
 Other, net                         (96)        -        (264)          -
                                -------   -------     -------     -------
 Total other (expenses) income     (666)     (245)       (836)       (479)
                                -------   -------     -------     -------
Income before provision for
 income taxes                       234     1,897       3,886       5,278
Provision for income taxes           84       664       1,326       1,855
                                -------   -------     -------     -------
Net income                      $   150   $ 1,233     $ 2,560     $ 3,423
                                =======   =======     =======     =======
Basic earnings per share

  Weighted average shares
   outstanding                5,446,802 5,413,894   5,434,409   5,411,417

  Basic earnings per share       $ 0.03     $0.23     $  0.47     $  0.63

Diluted earnings per share
  Weighted average shares
   outstanding                5,446,802 5,413,894   5,434,409   5,411,417
  Net effect of dilutive
   securities                    65,698       710     159,171      32,095

  Total shares outstanding
    used in computing diluted
    earnings per share        5,512,500 5,414,604   5,593,580   5,443,512

  Diluted earnings per share     $ 0.03     $0.23     $  0.46     $  0.63


                    See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                     2000               1999
                                                           (Unaudited)
Operating activities

Net cash used in operating
  activities                                       $(13,380)           $(4,620)

Investing activities

Purchase of property,  plant and equipment           (2,748)            (3,250)
Patents and trademarks                                 (480)              (620)
Purchase of subsidiaries, net                        (3,677)                 -
                                                    -------            -------
Net cash used in investing activities                (6,905)            (3,870)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                  $    340            $    88
Proceeds from issuance of notes payable               6,697              2,162
Principal payments on notes payable                    (905)              (520)
Net proceeds from line of credit                     12,425              2,525
Capital lease payments                                  (82)               (94)
                                                    -------            -------
Net cash provided by financing activities            18,475              4,161

Effect of exchange rates on cash                       (727)               159
                                                    -------            -------
Net decrease in cash and cash equivalents            (2,537)            (4,170)
Cash and cash equivalents at beginning of period      6,970             10,684
                                                    -------            -------
Cash and cash equivalents at end of period         $  4,433            $ 6,514
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $    687            $   186

     Cash paid for income taxes                    $  1,198            $   900

     Tax benefit from stock options                $     78            $     -

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

3.       Inventory

         Inventory consists of the following:
                                            September 30,       December 31,
                                                2000                1999

                  Raw materials               $ 8,427             $ 4,273
                  Work-in-process               7,698               4,020
                  Finished goods                9,507               2,938
                                              -------             -------
                                              $25,632             $11,231


4.       Comprehensive Income

         The Company's total comprehensive earnings were as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                          2000           1999
                                                              (Unaudited)

                  Net earnings                          $ 2,560        $ 3,423
                  Other comprehensive losses:
                     Change in equity due to foreign
                     currency translation adjustments    (2,165)          (385)
                                                        -------        -------
                  Comprehensive earnings                $   395        $ 3,038

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

                        United States Operations          European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended September 30, 2000:

Sales             $ 9,909   $  398    $ 3,718   $14,025   $ 8,428    $22,453

Income (loss)
before provision
for income taxes                                $   302   $   (68)   $   234

Identifiable
 assets                                         $61,464   $17,036    $78,500


Three months ended September 30, 1999:

Sales             $ 8,745   $297      $ 3,769   $12,811   $ 7,342    $20,153

Income (loss)
before provision
for income taxes                                $ 2,334   $  (437)   $ 1,897

Identifiable
 assets                                         $43,114   $10,355    $53,469


Nine months ended September 30, 2000:

Sales             $29,607   $1,183    $12,177   $42,967   $24,946    $67,913

Income (loss)
before provision
for income taxes                                $ 4,149   $  (263)   $ 3,886

Nine months ended September 30, 1999:

Sales             $23,944   $2,119    $ 9,502   $35,565   $22,307    $57,872

Income (loss)
before provision
for income taxes                                $ 6,343   $(1,065)   $ 5,278

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2000 and September 30, 1999 are unaudited.

         The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 100 foreign countries.

         Most of the Company's product sales in Western Europe, Singapore and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three and nine months ended September 30, 2000 and 1999, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999 (amounts in thousands except per share information)

         Sales increased 11.4% to $22,453 in the three months ended September 30, 2000 from $20,153 in the three months ended September 30, 1999, principally as a result of the continued increase in sales of the Company's point-of-sale ("POS") products. The increase in sales volume in 2000 was offset by lower average unit selling prices on certain POS products compared to the corresponding period in 1999 and reflected unfavorable foreign exchange fluctuations. The reduction in the value of the euro against the U.S. dollar negatively affected the recorded U.S. dollar value of quarterly European operation sales by approximately 12.5% and quarterly consolidated sales by approximately 5.9% compared to the corresponding period in 1999.

         International sales accounted for $12,544 (55.9% of total sales) in the three months ended September 30, 2000 and $11,408 (56.6% of total sales) in the three months ended September 30, 1999. Two customers accounted for 11.9% and 5.5%, respectively of revenues in the three months ended September 30, 2000. Two customers accounted for 6.0% and 5.5%, respectively, of total revenues in the three months ended September 30, 1999.

         Cost of sales increased 18.5% to $13,671 in the three months ended September 30, 2000 from $11,538 in the three months ended September 30, 1999, while cost of sales as a percentage of sales increased to 60.9% from 57.3%. The increase in cost of sales as a percentage of sales was due primarily to lower average unit selling prices resulting primarily from unfavorable foreign exchange fluctuations as well as increased costs resulting from a limited supply of electronic components purchased from vendors. If sales in the three months ended September 30, 2000 are adjusted to negate the effect of the reduction in the value of the euro against the U.S. dollar as compared to the corresponding period in 1999, cost of sales as a percentage of sales would have been 57.5% in the three months ended September 30, 2000.

         Selling, general and administrative ("SG&A") expenses increased 19.8% to $6,476 in the three months ended September 30, 2000 from $5,407 in the three months ended September 30, 1999 and increased as a percentage of sales to 28.8% from 26.8%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert
(SM) program, a business partner program used to market and promote the Company's products.

         Research and development ("R&D") expenses increased 16.9% to $1,246 in the three months ended September 30, 2000 from $1,066 in the three months ended September 30, 1999, and increased as a percentage of sales to 5.5% from 5.3%. The increase is due to increased research and development efforts of new POS and industrial products and engineering enhancements to existing products.

         Severence costs of $160 in the three months ended September 30, 2000 were due to the elimination of certain senior management positions resulting from planned redundancies.

         Operating income decreased 58.0% to $900 in the three months ended September 30, 2000 from $2,142 in the three months ended September 30, 1999, and operating income as a percentage of sales decreased to 4.0% from 10.6%.

         Other income/expenses reflect net other expenses of $666 in the three months ended September 30, 2000 compared to net other expenses of $245 in the corresponding period in 1999. Net other expenses for the three months ended September 30, 2000 reflect higher interest costs and net foreign currency transaction losses.

         Net income decreased 87.8% to $150 in the three months ended September 30, 2000 from $1,233 in the three months ended September 30, 1999. Net income reflects a 36% effective income tax rate for the three months ended September 30, 2000 compared to 35% for the corresponding period in 1999. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $0.14 as compared to the corresponding period in 1999.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999 (amounts in thousands except per share information)

         Sales increased 17.4% to $67,913 in the nine months ended September 30, 2000 from $57,872 in the nine months ended September 30, 1999, principally as a result of the continued increase in sales of the Company's POS products. The increase in sales volume in 2000 was offset by lower average unit selling prices on its POS products, compared to the corresponding period in 1999, and reflected unfavorable foreign exchange fluctuations. The reduction in the value of the euro against the U.S. dollar negatively affected the recorded U.S. dollar value of the year-to-date European operation sales by approximately 12.3% and year-to-date consolidated sales by 4.9%.

         International sales accounted for $38,306 (56.4% of total sales) in the nine months ended September 30, 2000 and $33,928 (58.6% of total sales) in the nine months ended September 30, 1999. One customer accounted for 8.3% of the Company's revenues in the nine months ended September 30, 2000. One customer accounted for 5.3% of the Company's revenues in the nine months ended September 30, 1999.

         Cost of sales increased 19.5% to $40,789 in the nine months ended September 30, 2000 from $34,139 in the nine months ended September 30, 1999, and cost of sales as a percentage of sales increased to 60.1% from 59.0%. The increase in cost of sales as a percentage of sales was due primarily to lower average unit selling prices resulting primarily from unfavorable foreign exchange fluctuations and increased costs resulting from a limited supply of electronic components purchased from vendors. If sales in the nine months ended September 30, 1999 are adjusted to negate the effect of the reduction in the value of the euro against the U.S. dollar as compared to the corresponding period in 1999, cost of sales as a percentage of sales would have been 57.3% for the nine months ended September 30, 2000.

         SG&A expenses increased 22.8% to $18,326 in the nine months ended September 30, 2000 from $14,927 in the nine months ended September 30, 1999 and increased as a percentage of sales to 27.0% from 25.8%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(SM) Program.

         R&D expenses increased 28.4% to $3,916 in the nine months ended September 30, 2000 from $3,049 in the nine months ended September 30, 1999, and increased as a percentage of sales to 5.8% from 5.3%. The increase is due to increased research and development efforts of new POS and industrial products and engineering enhancements to existing products.

         Severence costs of $160 in the nine months ended September 30, 2000 were due to the elimination of certain senior management positions resulting from planned redundancies.

         Operating income decreased 18% to $4,722 in the nine months ended September 30, 2000 from $5,757 in the nine months ended September 30, 1999, and operating income as a percentage of sales decreased to 7.0% from 9.9%.

         Other income/expenses reflect net other expenses of $836 in the nine months ended September 30, 2000 compared to net other expenses of $479 in the corresponding period in 1999. Net other expenses for the nine months ended September 30, 2000 reflect higher interest costs offset by net foreign currency gains resulting from hedging activity.

         Net income decreased 25.2% to $2,560 in the nine months ended September 30, 2000 from $3,423 in the nine months ended September 30, 1999. Net income reflects a 34% effective income tax rate for the nine months ended September 30, 2000 compared to 35% for the corresponding period in 1999. The increase in the value of the U.S. dollar relative to other foreign currencies since January 1999 negatively affected diluted earnings per share by approximately $0.29 per share.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital increased to $24,228 as of September 30, 2000 from $23,659 as of December 31, 1999.

         The Company's operating activities used net cash of $13,380 compared with net cash used of $4,620 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used by operating activities for the nine months ended September 30, 2000 resulted primarily from increases in accounts receivable and inventory, offset by non-cash charges and an increase in accrued expenses.

         The Company entered into an Amended and Restated Loan and Security Agreement, as amended, with its primary bank which provides for (i) an unsecured line of credit in the amount of $20,000 for use in operations; (ii) an unsecured line of credit for use in acquisitions in the amount of $5,000, which was drawn down in equivalent euro currency; and (iii) a line of credit for $2,500 for use in acquiring fixed assets. As of September 30, 2000, $15,475, $5,000, and $377 were outstanding under these lines of credit. These lines of credit incur interest at a variable euro (libor) rate plus a margin of 1.25% to 1.75% based on a calculation of debt ratio, as defined. The euro rate exclusive of margin at September 30, 2000 was 6.6%. These lines of credit require the Company to comply with certain financial covenants and other restrictions. As of September 30, 2000, the Company was in compliance with these financial covenants. The Amended and Restated Loan and Security Agreement expires on June 30, 2001.

     The Company also maintains unsecured lines of credit with European banks totaling 1,100 Euros. As of September 30, 2000 no amounts were outstanding under these lines of credit.

         Property, plant and equipment expenditures were $2,748 and $3,250 for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Company continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) enhancements to, and additional purchases of information systems; and (iv) additional manufacturing facilities.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                         Exhibit Number


                         10   Amendment to Loan Agreement dated September
                              20, 2000 by and between Metrologic Instruments, Inc. and PNC Bank, National Association

                         10.1 Amendment to Loan Agreement dated November
                              8, 2000 by and between Metrologic Instruments, Inc. and PNC Bank, National Association

                         10.2 Amended and Restated Committed Line of Credit
                              Note dated September 20, 2000 between Metrologic Instruments, Inc. and PNC Bank, National Association

                         27   Financial Data Schedule


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: November 14, 2000                     By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 14, 2000                     By:/s/Thomas E. Mills  IV
      ----------------                    --------------------------
                                          Thomas E. Mills  IV
                                          President, Chief Operating
                                          Officer and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.

   10 Amendment to Loan Agreement dated September 20, 2000 by and between Metrologic Instruments, Inc. and PNC Bank, National
            Association                                                    17

   10.1     Amendment to Loan Agreement dated November 8, 2000 by and
            between Metrologic Instruments, Inc. and PNC Bank, National
            Association                                                    18

   10.2 Amended and Restated Committed Line of Credit Note dated September 20, 2000 between Metrologic Instruments, Inc. and
            PNC Bank, National Association                                 20

   27       Financial Data Schedule                                        23

Exhibit 10
                          AMENDMENT TO LOAN AGREEMENT

                  THIS AMENDMENT (the "Amendment") made as of September 20, 2000 by and between METROLOGIC INSTRUMENTS, INC. ("Borrower") and PNC BANK, NATIONAL ASSOCIATION, successor by merger to Midlantic Bank, N.A. ("Bank").

                              B A C K G R O U N D

                  Bank and Borrower are parties to that certain Amended and Restated Loan Agreement dated as of November 10, 1995 (as amended to date, the "Credit Agreement"). Bank and Borrower desire to amend the Credit Agreement in the manner hereinafter set forth. All capitalized terms used in this Amendment but which are not defined herein shall have the respective meanings given thereto in the Credit Agreement. Except to the extent otherwise set forth herein to the contrary, all of the terms hereof are effective as of the date hereof.

                  NOW, THEREFORE, the parties, INTENDING TO BE LEGALLY BOUND, agree as follows:

                  1. Increase in Revolving Loan Limit. Section 1.20 of the Credit Agreement is hereby replaced in its entirety with the following:

                  "Revolving Loan Limit shall mean $20,000,000.00."

                  2.       Miscellaneous.

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

                  3. Counterparts. This Amendment may be executed in counterparts, each which shall be deemed to be an original but all of which together shall constitute but one and the same instrument.

                  IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                                           PNC BANK, NATIONAL ASSOCIATION

                                           By:  /s/Denise Viola-Monahan

                                           METROLOGIC INSTRUMENTS, INC.

                                           By: /s/Thomas E. Mills IV

                                           Attest: /s/George J. Daulerio, Jr.

Exhibit 10.1

                          AMENDMENT TO LOAN AGREEMENT


                  THIS AMENDMENT (the "Amendment") made as of November 8, 2000 by and between METROLOGIC INSTRUMENTS, INC. ("Borrower") and PNC BANK, NATIONAL ASSOCIATION, successor by merger to Midlantic Bank, N.A. ("Bank").

                              B A C K G R O U N D

                  Bank and Borrower are parties to that certain Amended and Restated Loan Agreement dated as of November 10, 1995 (as amended to date, the "Credit Agreement"). Bank and Borrower desire to amend the Credit Agreement in the manner hereinafter set forth. All capitalized terms used in this Amendment but which are not defined herein shall have the respective meanings given thereto in the Credit Agreement. Except to the extent otherwise set forth herein to the contrary, all of the terms hereof are effective as of the date hereof.

                  NOW, THEREFORE, the parties, INTENDING TO BE LEGALLY BOUND, agree as follows:

                  1. Financial Covenants. Section 6.01(M) of the Loan Agreement is deleted in its entirety and replaced with the following:

                           (M)      Borrower  will  be  in  compliance  with
the following financial covenants, effective as of June 30, 2000 (each calculated in accordance with GAAP):

                                    (i)     Fixed Charge Ratio. As of the last
                                            day of each fiscal quarter, the
                                            Fixed Charge Ratio, as measured on
                                            a rolling four (4) quarter basis as
                                            of the four (4) most recent
                                            quarters, shall not be less than
                                            1.10 : 1.00.

                                    (ii)    Tangible Net Worth.  Consolidated
                                            Tangible  Net  Worth  (including
                                            Subordinated  Debt) of not less
                                            than  $27,500,000 as of the end of
                                            each fiscal quarter.

                                    (iii)   Funded Debt to EBITDA Ratio. As of
                                            the last day of each fiscal
                                            quarter, the Funded Debt to EBITDA
                                            Ratio, as measured on a rolling
                                            four (4) quarter basis of the four
                                            (4) most recent quarters, shall not
                                            exceed 3.00 : 1.00.

As used herein, the following terms have the following meanings:

                  "Current Maturities" means, as of any date for the twelve
(12) month period then ending, the current principal maturities of all indebtedness for borrowed money (including but not limited to amortization of capitalized lease obligations) having an original term of more than one year.

                  "EBITDA shall mean pre tax earnings (calculated without regard to extraordinary loss or gain determined in accordance with GAAP) plus the sum of depreciation and amortization expense and interest expense during the period for which pre tax earnings was calculated.

                   "Fixed Charged Ratio" shall mean, as of the last day of any fiscal quarter for the four (4) fiscal quarters then ended, Borrower's EBITDA to the sum of Current Maturities plus interest expense plus Unfunded Capital Expenditures plus tax expense plus dividends.

                  "Funded Debt" shall mean all Indebtedness for borrowed money (including but not limited to guaranties thereof and capitalized lease obligations but excluding subordinated indebtedness) plus (without duplication) the face amount of all letters of credit issued for Borrower's account and all reimbursement obligations.

                  "Funded Debt to EBITDA Ratio" shall mean, as of the last day of any fiscal quarter for the four (4) fiscal quarters then ended, Borrower's Funded Debt to EBITDA

                   "Tangible Net Worth" shall mean stockholders' equity in the Borrower less any advances to third parties, except those advances which the Bank deems to have been satisfactorily subordinated, and less all items properly classified as intangibles, in accordance with GAAP.

                  "Unfunded Capital Expenditures" means capital expenditures made from the Borrower's funds other than borrowed funds. Capital Expenditures made from Revolving Loan Advances are Unfunded Capital Expenditures.

                  2.       Negative Covenants.

                           (a) Section 6.02(I) of the Loan Agreement is hereby amended and restated as follows:

                                    "(I) Obligor will not make Capital
                                    Expenditures in excess of $3,000,000 per fiscal year, on a non-cumulative basis."

                           (b) Section 6.02(H) of the Loan Agreement is hereby confirmed to be:

                                    "(H) Obligor will not acquire any stock in, or all or substantially all of the assets of, or any partnership or joint venture interest in, or make any loan to or investment in, or become an Affiliate of, any other Person or entity, except to the extent of acquisitions with a purchase price, loans or investments with an outstanding balance not exceeding $1,500,000 in the aggregate at any time."

                  3.       Miscellaneous.

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

                  4. Counterparts. This Amendment may be executed in counterparts, each which shall be deemed to be an original but all of which together shall constitute but one and the same instrument.

                  IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                                    PNC BANK, NATIONAL ASSOCIATION

                                    By:  /s/Denise Viola-Monahan

                                    METROLOGIC INSTRUMENTS, INC.

                                    By:  /s/Thomas E. Mills IV

                                    Attest:  /s/George J. Daulerio, Jr.

Exhibit 10.2
                             AMENDED AND RESTATED
                         COMMITTED LINE OF CREDIT NOTE


$20,000,000.00                                          September 20, 2000

FOR VALUE RECEIVED, METROLOGIC INSTRUMENTS, INC. (the "Borrower") promises to pay to the order of PNC BANK, NATIONAL ASSOCIATION (the "Bank"), in lawful money of the United States of America in immediately available funds at its offices located at 1950 East Route 70, 3rd Floor, Cherry Hill, NJ, or at such other location as the Bank may designate from time to time, the principal sum of Twenty Million Dollars ($20,000,000) (the "Facility") or such lesser amount as may be advanced to or for the benefit of the Borrower hereunder, together with interest accruing on the outstanding principal balance from the date hereof, as provided below:

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

                                             METROLOGIC  INSTRUMENTS,  INC.

WITNESS / ATTEST:                           ___________________________________

/s/George J. Daulerio Jr.                   By: /s/Thomas E. Mills IV
                                                         (SEAL)
Print Name:George J. Daulerio Jr.           Print Name: Thomas E. Mills IV

Title: Controller                           Title: President and COO
(Include title only if an officer of entity signing to the right)