Form 10-K
period 2000-12-31
METROLOGIC INSTRUMENTS INC
filed 2001-04-02
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------
                                   FORM 10-K
                                ---------------
(Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2001 was $13,708,170 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 29, 2001 there were 5,454,237 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the following documents are incorporated herein by reference:

           Part III - The Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

                               PART I


Item 1.  Business

Introduction

Metrologic Instruments, Inc. ("Metrologic" or the "Company") designs, manufactures and markets bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. Historically capable of reading one-dimensional (linear) bar codes, Metrologic's vision-based technologies provide two-dimensional bar code reading and optical character recognition-compatible image lift. Other significant products include parcel dimensioning and singulation detection devices. The Company's automatic identification products as described above serve customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries.

With the addition of Adaptive Optics Associates, Inc. (AOA) in January 2001, Metrologic offers laser beam delivery and control products for semiconductor and fiber optic manufacturing equipment, wavefront sensor products and adaptive optics systems for certain government applications. AOA also adds significant capabilities and expertise in vision, image processing, systems integration, adaptive optics and high-end refractive optical disciplines.

In addition to its extensive line of bar code scanning and vision system equipment, the Company also provides a complete line of educational laser products to schools and universities. The Company is vertically integrated, designing and manufacturing its own optics, optical coatings, magnetic and inductive electronic components and fabricated parts. The Company produces more than 500,000 finished products per year.

Metrologic employs more than 900 people worldwide and sells its products in more than 100 countries through Metrologic's sales, service and distribution offices located in North and South America, Europe and Asia. The Company's principal subsidiaries include: Adaptive Optics Associates (AOA); Metrologic Instruments GmbH; Metrologic Asia (Pte) Ltd; Metrologic do Brasil Ltda (51% joint venture); Metro (Suzhou) Technologies Co., Ltd.; Metrologic Eria Iberica, SL (51% joint venture); Metrologic Italia S.r.l.; Metrologic Eria France SA (51% joint venture); Metrologic Instruments UK Limited; and Metrologic Japan Co., Ltd.

Metrologic was incorporated in New Jersey in May 1969 as a successor to a sole proprietorship, which commenced operations in 1968. The Company's executive and administrative offices are located at 90 Coles Road, Blackwood, New Jersey 08012. The Company's telephone number: 856-228-8100; web site:
www.metrologic.com.

The Company's Products

Metrologic bar code scanners use visible laser diodes, incorporating custom integrated circuits and surface mount components for the majority of their electronics. In addition, the Company's scanners use proprietary software, including ScanSet(R) and MetroSet(R) configuration utilities and ScanSelect(R) and MetroSelect(R) bar code booklet programs, which allow the end user to reconfigure and program the scanners' performance characteristics. These programs also permit the scanner to read commonly used bar codes and to perform a variety of other functions. In addition, the Company's interpretive and decode software provide the capability of high speed and aggressive decoding. The Company's scanners interface into most computers, programmable logic controllers, point-of-transaction devices (e.g., cash registers), mobile computing terminals and internet-ready appliances.

Laser bar code scanners are the Company's predominant products and accounted for 89.7%, 92.7% and 94.4% of the Company's sales in 2000, 1999 and 1998, respectively. The following laser bar code scanners have historically accounted for a substantial portion of the Company's product revenues.

Retail Scanners: Hand-held

Since January 2000, the Company has offered the Voyager(R) series of single-line hand-held bar code scanners. These scanners are equipped with the Company's patented automatic trigger technology, the MS9540 VoyagerCG expanded on this technology with the introduction of CodeGate data transmission. The combined technologies allow the Company to compete head-to-head in applications previously dominated by manually triggered scanners. These applications include retail point-of-sale, menu-scanning, document processing, library, pharmaceutical, pcb work-in-process, coupon processing and inventory.

Since January 2000, the Company has offered the MS6220 Pulsar(R) single-line hand-held bar code scanner. This scanner represents the Company's entry-level product and is designed to compete with low-cost CCD (Charged Coupled Devices). The product features the high-speed and accuracy of laser scanner with the working range and cost of a typical CCD. The product is marketed for use in large-retail and OEM applications.

Since September 1996, the Company has offered the MS6720 Omnidirectional hand-held bar code scanner. This product is designed for use as both a hand-held as well as a fixed scanner for applications such as specialty stores, do-it-yourself stores, convenience stores and pharmacies.

Since February 1996, the Company has offered the MS6130 Wireless, hand-held bar code scanner. This product is equipped with the patented automatic trigger and can be used in a wide variety of applications including point-of-sale, warehouse and inventory.

Since 1990, the Company has offered a wide variety of hand-held bar code scanners incorporating a patented infrared sensor and control scheme for automatically triggering a bar code scanner. This unique invention allows the user to simply present bar codes to the product without the need to manually activate the scanner.

Retail Scanners: Fixed Projection

In January 2001, the Company introduced the MS7220 ArgusScan(TM), fixed omnidirectional bar code scanner with volume shipments beginning in the 1st quarter of 2001. For use in point-of-sale applications such as grocery, pharmacy and specialty applications such as libraries and document processing, the MS7220 ArgusScan's features include multiple mounting option, a hand-held scanner port and multiple interfaces.

In January 2001, the Company introduced the MS6520 Cubit(R) fixed, mini-omnidirectional bar code scanner with volume shipments beginning in the 2nd quarter of 2001. This product is the Company's entry-level offering and is equipped with a durable housing for use in harsh environments and many point-of-sale applications including convenience, apparel and specialty stores.

Since October 1998, the Company has offered the MS7120 Orbit(R) mini-omnidirectional bar code scanner. This product offers the high-speed and performance of higher-end products, in a unique, ergonomic housing without taking up valuable counterspace in convenience, apparel, liquor and specialty stores. The MS7120 is designed as a fixed presentation scanner, but its contoured housing allows it to be picked up for scanning bulky or heavy items.

Since September 1990, the Company has offered the MS700 Series of high performance fixed projection scanners. By projecting an omnidirectional pattern at high speeds, the MS700 is capable of reading bar codes in different orientations and angles. The product is sold into applications requiring high-speed, high-volume scanning such as grocery stores, magazine distribution and processing centers and discount warehouses.

Since 1985, the Company has offered in-counter Slot scanners. Since 1991, the Company has offered the MS860 Mini-Slot(R) scanner for use in supermarkets. The MS860 can be mounted easily into countertops and integrated into scales for high-volume in-counter scanning applications.

OEM Scanners

Since March 1999, the Company has offered the IS6520 Cubit(R) (formerly OmniQuest(R)) line of omnidirectional bar code scanning engines. This product is used in OEM applications such as time/attendance, kiosks, price-lookup and reverse vending. The scanner was designed with a high-speed automatic scanning system in a small, easy-to-mount housing.

Since August 1994, the Company has offered the IS4120 ScanQuest(R) single-line scan engine. The IS4120 is enclosed in a small metal housing that protects the optical and electronic components that are typically exposed in competitive type offerings. The product is equipped with a patented automatic trigger and is used in applications such as mass-storage devices, kiosks, blood analyzation devices and as the scanning component of a bar code scanner.

Industrial Scanners

Since February 2001, the Company had prototypes available of its iQ high-speed camera-based industrial imaging systems, which are the predominant systems sought by companies in the parcel postal handling industries. The Company estimates that the iQ 180 will be available for purchase in June 2001. The first in the series, iQ 180 is an all-in-one information acquisition system which offers linear and two-dimensional barcode reading, OCR-compatible image lift, parcel dimensioning, and speed detection in a single, self-contained unit. Applications include revenue recovery, transportation logistics and route planning.

Since 1996, the Company has offered its HoloTrak(R) line of holographic scanners, which utilize Metrologic's proprietary holographic technology, offering increased scanning performance at a more affordable price than similar fixed industrial-use omnidirectional scanners. HoloTrak's many different models are used by manufacturers, distribution centers and parcel handling companies to track work-in-process, assist with truckload planning and perform a variety of related applications. The HoloTrak family contains the IS8000 Series for walk-under and moderate speed conveyor applications and the C Series for high-speed, high volume conveyor applications, in addition to fully automated scanning tunnels that offer optional weighing, dimensioning and parcel tracking capabilities.

Since 1991, the Company has offered its TECH Series of close-range industrial scanners. Designed to withstand the rigors associated with equipment used in industrial environments, and capable of being mounted in any orientation, TECH Series scanners are generally used in conveyor belt or other industrial applications requiring automated scanning capability. There are three models, each offering a different depth-of-field.

Research and Product Development

The company conducts its own engineering programs for the purposes of developing new products, developing derivations of existing products, improving its existing products' reliability, ergonomics, and performance and reducing material, manufacturing and support costs. The Company is engaged in continuous development programs in the areas of optics, holography, electronic imaging, image processing, electronics, software, mechanics and automated manufacturing methods.

During 2000, the Company refined the roles and organizations of Advanced Development and New Product Development and separated the management of the respective personnel. Advanced Development is responsible for driving technological breakthroughs and working on technologies, products and processes not already marketed by the company. New Product Development is responsible for the structured engineering and development required for timely introduction of new products to the market.

The Company's year 2000 Advanced Development efforts were focused on the development of vision-based technologies for the iQ series of products, laser doppler imaging technology for dimensioning and advanced holographic techniques for use in future Retail products.

New Product Development efforts for the year 2000 were focused in four primary areas:
          The successful introduction of the Company's Voyager Series hand-held scanners,
          Product introductions for early 2001; namely the MS7220 ArgusScan fixed projection retail scanner, an improved MS6520 Cubit omnidirectional retail scanner and Universal Serial Bus (USB) interface,
          Efforts associated with the development of yet-to-be
            introduced products from Metro (Suzhou) Technologies Co., Ltd. Ongoing refinement and customer-specific efforts for sales of the
            Company's industrial scanning systems including tracking software for the Company's Holotunnel systems.

During 2000, 1999 and 1998, the Company incurred expenses of approximately $5.0 million, $4.3 million and $4.2 million, respectively, on costs associated with research and development.

Sales and Marketing

The Company sells its products through distributors, value-added resellers ("VARs"), original equipment manufacturers ("OEMs") and directly to end-users located throughout the world. The Company also utilizes its subsidiaries and affiliates to sell, distribute and service its products throughout major markets of the world. Metrologic Instruments GmbH, a wholly owned subsidiary located near Munich, Germany, provides sales, distribution and service to the Company's European customers.

In March 1998, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic do Brasil Ltda., located in Sao Paulo, Brazil. Metrologic do Brasil Ltda. provides sales, distribution and service for the Company's Brazilian customer base. Metrologic Instruments, South America was relocated to Sao Paulo, Brazil in 1999 and remains the exclusive sales office for the Company's South American customers outside of Brazil.

In June 1998, the Company established Metrologic Asia (Pte) Ltd., a wholly-owned subsidiary located in Singapore which provides sales, distribution and service to develop and support the Company's growing Asian customer base.

In October 1998, the Company established an engineering and manufacturing facility, Metro (Suzhou) Technologies Co., Ltd., located near Shanghai, China.

In November 1998, the Company established Metrologic Instruments Italia, S.r.l. to serve the Italian market.

In January 2000, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic Eria Iberica SL, located in Madrid, Spain, to exclusively serve the Iberian market.

In February 2000, the Company established Metrologic Instruments UK, Ltd. to better serve the northern European territories of the UK, Scandinavia and Benelux.

In July 2000, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic Eria France SA, located in Roissy, France, just outside of Paris to exclusively serve the French market.

On December 22, 2000, Metrologic initiated the acquisition of Adaptive Optics Associates, Inc. (AOA); the acquisition was completed on January 8, 2001.

In January 2001, the Company established a sales, service and distribution office, Metrologic Japan Co., Ltd., in Tokyo, Japan. The Japanese office, working alongside Metrologic's Singapore office and Chinese facility, provides customers throughout Asia with rapid response to questions, prompt delivery of products, and on-site customer service.

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

Backlog

As of December 31, 2000, the Company had approximately $3.3 million in backlog orders. All such backlog orders are anticipated to be filled prior to December 31, 2001. As of December 31, 1999, the Company had approximately $2.7 million in backlog orders, of which substantially all were filled during the 2000 fiscal year.

The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may, however, require letters of credit or prepayment terms for those customers in lesser-developed countries.

The following table sets forth certain information as to the Company's sales by geographical location: (amounts in thousands)

                                            Year Ended December 31,
                                       --------------------------------
                                   2000              1999              1998

    North America                 $36,716           $33,698           $26,058
    Europe                         34,957            33,906            28,849
    Rest of World                  20,211            12,499            10,734
      Total                       $91,884           $80,103           $65,641

Foreign sales of the Company's products are subject to the normal risks of foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions. The Company's international sales are invoiced in U.S. dollars, Euros, Singapore dollars, Brazilian reals, Chinese Renminbi, Japanese Yen and the British pound and are thus subject to currency exchange fluctuations. Since the Company's products are manufactured in the United States, the Company's sales and results of operations are routinely affected by fluctuations in the value of the U.S. dollar. The Company undertakes certain hedging activities to the extent of known cash flow in an attempt to mitigate the effects of foreign exchange fluctuations.

Competition

The bar code scanning industry is highly competitive. The Company's scanners compete primarily with those produced by US manufacturers Accu-Sort Systems, Inc., Microscan Systems, Inc., NCR Corporation, PSC, Inc., Symbol Technologies, Inc., Intermec (Unova), Hand Held Products, Inc. (a Welch Allyn affiliate) and others; European manufacturers Scantech BV located in the Netherlands, Datalogic, Inc. located in Italy, Sick AG and Vitronics located in Germany; and Asian manufacturers Nippondenso ID Systems, Opticon, Inc., Densei and many others. While many of the Company's competitors are larger and have greater financial, technical, marketing and other resources than the Company, the Company believes that it competes on the basis of price, quality, service and product performance.

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 128 issued U.S. patents, which expire between 2003 and 2017, and 16 foreign patents, which expire between 2005 and 2015. In addition, the Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), Bits 'n' Pieces(R), Codegate(R), Concert(R), Cubit(R), HandSet(R), HoloTrak(R), HoloSet(R), HoloTunnel(R), Mini-Slot(R), MetrOPOS(R), MetroSelect(R), MetroSet(R), Liberty(R), Orbit(R), OmniQuest(R), Pulsar(R), ScanGlove(R), ScanPal(R), ScanQuest(R), ScanSelect(R), ScanSet(R), Tech 7(R), Tech 8(R), Tech 10(R), VarSide(R) and Voyager(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark and service mark applications including ArgusScan(TM), iQ(TM), Ortho(TM), Penta(TM), QTrace(TM), Qtrak(TM), QTroller(TM), ScanKey(TM), SensiTrak(TM), SimulTrak(TM), Stratos(TM), and VoyagerCG(TM) for other marks it is using both in the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

In April 1999, the Company and Symbol executed a second amendment to the Symbol Agreement to provide for additional patent licenses for some of its existing products.

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

Manufacturing and Suppliers

The Company manufactures its products at its Thorofare and Blackwood, New Jersey facilities, enabling the Company to quickly adapt and enhance its products and services to meet specific customer requirements. This capability also reduces the length of the new product development cycle and speeds the integration of new products into manufacturing. Product quality assurance is achieved by an experienced workforce.

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

Employees

As of December 31, 2000, the Company had approximately 750 full-time employees. None of the Company's employees are represented by a labor union. Management believes that its relationships with its employees are good.

Item 2.  Properties

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company. Under a lease agreement entered into on April 1, 1994, the Company leased the building for a term of five years and has renewed the lease for an additional five-year term. The initial annual rent under the lease for the first year was $356,440 and increases annually at a rate of 4.5%. An expansion of the facilities consisting of an additional 51,000 square feet was completed in October 1995, which increased the Company's facility to an aggregate of 113,000 square feet. The expanded space is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The total lease rate as of April 1, 2000 is approximately $70,000 per month, excluding taxes and insurance.

The Company's subsidiaries each lease office space from third parties.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. On September 1, 2000 the United States Court of Appeals for the Federal Circuit agreed to hear the appeal.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.


Executive Officers of the Registrant

The executive officers of the Company as of March 30, 2001 are as follows:

Name                       Age      Position
C. Harry Knowles*          72       Chairman of the Board and Chief Executive
                                    Officer
Janet H. Knowles*          59       Director, Vice President, Administration,
                                     Secretary and Treasurer
Thomas E. Mills IV         41       Director, President, Chief Operating
                                     Officer, and Chief Financial Officer
Dale M. Fischer            60       Vice President, International Sales
Benny A. Noens             53       Vice President, European Sales, and
                                     Managing Director, Metrologic  Instruments
                                      GmbH
John L. Patton             55       Director, Human Resources
Joseph Sawitsky            38       Vice President, Manufacturing
Mark C. Schmidt            30       Vice President, Marketing
Kevin P. Woznicki          47       Vice President Sales, The Americas
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


                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The common stock of the Company, par value $.01 per share ("Common Stock") is traded on The Nasdaq Stock Market's National Market System under the symbol "MTLG." The following table sets forth, for the indicated periods, the high and low closing prices of the Company's Common Stock as reported by Nasdaq:

                                                  High       Low

                  January to March 1998          $17.38     $12.63
                  April to June 1998             $18.00     $14.75
                  July to September 1998         $15.88     $12.00
                  October to December 1998       $14.25     $11.00

                  January to March 1999          $15.75     $11.50
                  April to June 1999             $14.00     $ 9.75
                  July to September 1999         $12.25     $ 9.75
                  October to December 1999       $14.25     $10.13

                  January to March 2000          $19.00     $12.06
                  April to June 2000             $18.00     $13.63
                  July to September 2000         $17.50     $ 8.75
                  October to December 2000       $10.13     $ 5.06


On March 29, 2001 there were 144 shareholders of record of Common Stock.

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

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)

                                           Year ended December 31,
                                 1996       1997      1998      1999     2000
                              -------------------------------------------------
Statement of Operations Data:

Sales                         $ 46,971  $ 53,495  $ 65,641  $ 80,103  $ 91,884
Cost of sales                   28,799    33,240    39,698    46,710    55,394
                              -------------------------------------------------
Gross profit                    18,172    20,255    25,943    33,393    36,490
Selling,  general and
  administrative expenses       10,505    12,087    15,537    21,331    26,314
Research and development
  expenses                       3,110     3,359     4,157     4,327     4,975
Severance costs                      -         -         -         -       160
                              -------------------------------------------------
Operating income                 4,557     4,809     6,249     7,735     5,041

Other income (expense),  net       221      (156)      456      (202)     (878)
                              -------------------------------------------------
Income before provision
      for income taxes           4,778     4,653     6,705     7,533     4,163
Provision for income taxes       1,803     1,673     2,212     2,636     1,426
                              -------------------------------------------------
Net income                     $ 2,975   $ 2,980  $  4,493  $  4,897  $  2,737
                              =================================================
Basic earnings per share
    Weighted average shares
       outstanding used in
       computing basic EPS   5,255,275  5,330,596 5,391,797 5,412,564 5,438,553
                              =================================================
    Basic earnings per share   $  0.57    $  0.56   $  0.83   $  0.90  $   0.50
                              =================================================
Diluted earnings per share
    Weighted average shares
       outstanding used in
       computing diluted EPS 5,301,066  5,447,277 5,512,758 5,460,194 5,557,992
                              =================================================
    Diluted earnings per share $  0.56    $  0.55    $ 0.82   $  0.90  $   0.49
                              =================================================


                                             December 31,
                            1996       1997       1998        1999       2000
Balance Sheet Data:     ------------------------------------------------------
Cash and cash
  equivalents             $ 10,358   $ 13,096   $ 10,684   $  6,970  $  2,332
Working capital           $ 15,200   $ 18,599   $ 21,496   $ 23,659  $ 41,572
Total assets              $ 35,992   $ 38,458   $ 46,296   $ 56,673  $ 81,823
Long-term debt            $  1,764   $  1,496   $  2,608   $  3,414  $ 25,334
Other long-term
  obligations             $  2,033   $  1,329   $    676   $    588  $  1,094
Total liabilities         $ 14,945   $ 13,557   $ 16,295   $ 22,129  $ 46,060
Common stock              $     53   $     54   $     54   $     54  $     54
Total shareholders'
  equity                  $ 21,047   $ 24,901   $ 30,001   $ 34,544  $ 35,763

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 100 countries worldwide.

Results of Operations

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in 2000 and 1999, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999 (amounts in thousands except per share information)

Sales increased 14.7% to $91,884 in 2000 from $80,103 in 1999, principally as a result of the continued increase in sales of the Company's point-of-sale ("POS") products and increased sales and marketing efforts. The increase in sales volume in 2000 was offset by lower average unit selling prices on the Company's POS products compared to the corresponding period in 1999, and reflected unfavorable foreign currency exchange fluctuations. The increase in the value of the U.S. dollar relative to other foreign currencies compared to 1999 negatively affected the recorded U.S. dollar value of European operation sales by approximately 15.6% and consolidated sales by 13.4%.

International sales accounted for $55,168 (60% of total sales) in 2000 and $46,405 (57.9% of total sales) in 1999. Two customers accounted for 7.7% and 5.2%, respectively, of the Company's revenues in 2000. Two customers accounted for 5.9% and 5.1%, respectively, of the Company's revenues in 1999.

Cost of sales increased 18.6% to $55,394 in 2000 from $46,710 in 1999, while costs of sales as a percentage of sales increased to 60.3% from 58.3%. The increase in cost of sales as a percentage of sales was due primarily to lower average unit selling prices primarily resulting from unfavorable foreign exchange fluctuations as well as increased costs resulting from a limited supply of electronic components purchased from vendors. If sales in 2000 are adjusted to negate the effect of the reduction in the value of the foreign currencies against the U.S. dollar as compared to 1999, costs of sales as a percentage of sales would have been a more favorable 57.02% in 2000.

Selling, general and administrative ("SG&A") expenses increased 23.4% to $26,314 in 2000 from $21,331 in 1999 and increased as a percentage of sales to 28.6% from 26.6%. The increase in SG&A expenses was due to: (i) increased marketing efforts, which include costs associated with the Company's Concert(R) Program, a business partner program used to market and promote the Company's products; and (ii) expenses in connection with new European joint ventures.

Research and development ("R&D") expenses increased 15% to $4,975 in 2000 from $4,327 in 1999, and stayed the same as a percentage of sales at 5.4%. The increase is due to increased research and development efforts of new POS and industrial products and engineering enhancements to existing products.

Severance costs of $160 for the year ended December 31, 2000 were due to the elimination of certain senior management positions resulting from planned redundancies.

Operating income decreased 34.8% to $5,041 in 2000 from $7,735 in 1999, and operating income as a percentage of sales decreased to a 5.5% from 9.7%.

Other income/expenses reflect net other expenses of $878 in 2000 compared to $202 in 1999. Net other expenses in 2000 reflects higher interest expense, lower interest income and foreign currency transaction gains as compared to foreign currency transaction losses in 1999.

Net income decreased 44.1% to $2,737 in 2000 from $4,897 in 1999. Net income reflects a 34% effective income tax rate for 2000 compared to 35% in 1999. The increase in the value of the U.S. dollar relative to other foreign currencies compared to 1999 negatively affected diluted earnings per share by approximately $0.42 per share.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 (amounts in thousands except per share information)

Sales increased 22.0% to $80,103 in 1999 from $65,641 in 1998, principally as a result of an increase in sales of the Company's industrial laser scanners, including HoloTrak(R) industrial holographic laser scanners, the continued increase in market acceptance of the Company's point-of-sale ("POS") products and increased sales and marketing efforts. The increase in sales volume in 1999 was offset by lower average unit selling prices on the Company's POS products compared to the corresponding period in 1998, and reflected unfavorable foreign currency exchange fluctuations. Average unit selling prices reflected significant unfavorable foreign exchange rate fluctuations. The reduction in the value of the Euro against the U.S. dollar since January 1999 negatively affected the recorded U.S. dollar value of the year-to-date European operation sales by approximately 9.3% and consolidated sales by 3.7%.

International sales accounted for $46,405 (57.9% of total sales) in 1999 and $39,583 (60.3% of total sales) in 1998. Two customers accounted for 5.9% and 5.1%, respectively, of the Company's revenues in 1999. Two customers accounted for 5.9% and 5.4%, respectively, of the Company's revenues in 1998.

Cost of sales increased 17.7% to $46,710 in 1999 from $39,698 in 1998, while costs of sales as a percentage of sales decreased to 58.3% from 60.5%. The decrease in cost of sales as a percentage of sales was due primarily to increased sales of the Company's industrial laser scanners which yield higher gross profit margins than the Company's POS products, reduced product costs of certain POS products and manufacturing efficiencies and operating leverage that resulted from greater unit volumes, partially offset by lower average unit selling prices on certain of the Company's POS products. If sales in 1999 are adjusted to negate the effect of the reduction in the value of the Euro against the U.S. dollar since January 1999, costs of sales as a percentage of sales would have been a more favorable 56.3% in 1999.

SG&A expenses increased 37.3% to $21,331 in 1999 from $15,537 in 1998 and increased as a percentage of sales to 26.6% from 23.7%. The increase in SG&A expenses was due primarily to increased marketing efforts, which include costs associated with the Company's Concert(R) Program, a business partner program used to market and promote the Company's products.

R&D expenses increased 4.1% to $4,327 in 1999 from $4,157 in 1998, and decreased as a percentage of sales from 6.3% to 5.4%. The increase in R&D expenses was due primarily to higher expenditures for the development of new POS and industrial products, including development of the Company's HoloTunnel(R).

Operating income increased 23.8% to $7,735 in 1999 from $6,249 in 1998, and operating income as a percentage of sales increased to a 9.7% from 9.5%.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital increased approximately 75.7% to $41,572 as of December 31, 2000 from $23,659 as of December 31, 1999.

The Company's operating activities used net cash of $16,320 in 2000 compared with net cash used of $3,679 in 1999. Net cash used in operating activities in 2000 resulted primarily from increases in accounts receivable and inventory, partially offset by an increase in net income, plus noncash changes.

The Company's total deferred income tax asset of $1,356 and deferred tax liability of $565 are based upon cumulative temporary differences as of December 31, 2000, which provide approximately $2,140 of future net tax deductions against future taxable income. The deferred tax asset arises primarily from recording reserves on current assets as expenses for accounting purposes prior to receiving the related tax benefits. The deferred tax liability arises primarily from recording the advance license fee pursuant to the December 1996 licensing agreement with Symbol Technologies, Inc. as an expense for tax purposes and an amortizable asset for book purposes.

In connection with the acquisition of Adaptive Optics Associates, Inc. ("AOA") on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, respectively, and $4,000 in 2004, 2005 and 2006, respectively. Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS") with maturities of $1,250 in 2002 and $3,750 in 2003. Interest rates are fixed at 10%.

Under the Company's existing Amended and Restated Loan and Security Agreement, as amended, the Company has existing term loans of $10,176 as of December 31, 2000 with interest rates based on Libor and Euro-interest rates (6.56% and 4.96%) plus spreads ranging from 1.50% to 1.75%.

The Company also maintains a revolving line of credit, which was increased from $10,000 to $20,000 in September 2000. As of December 31, 2000, $17,863 was
outstanding under this line of credit. The interest rate under this revolving line of credit as of December 31, 2000 bears interest at Libor (6.56% at December 31, 2000), plus 1.5%. Both the term loans and the resolving line of credit were restructured in connection with the execution of the Credit Facility dated January 8, 2001.

The Company also has approximately 1,100 Euros unsecured revolving credit facilities with European banks in the name of its European subsidiary, Metrologic Instruments GmbH. As of December 31, 2000, no amounts were outstanding under these revolving credit facilities.

Property, plant & equipment expenditures were $3,479 and $3,886 in 2000 and 1999, respectively. During 2000, the Company continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and
(iv) enhancements to existing information systems, and additional information systems.

The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the Euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the Euro and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) Euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in Euros. Additionally, The Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the Euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar.

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

Reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the effects of and changes in trade, monetary and fiscal policies, laws and the ability of the Company to integrate AOA with other Company subsidiaries, and realize anticipated impact on results of operations; regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

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

Foreign Exchange Risk. The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the Euro, thereby mitigating the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany sales and payments. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. A large percentage of the Company's foreign sales are transacted in foreign local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A hypothetical five percent strengthening or weakening of the U.S. dollar against the Euro could have had an impact of $28 on the net earnings of the Company. Actual results may differ.

The Company is subject to risk from fluctuations in the value of the Euro relative to the U.S. dollar for its European subsidiary, which uses the Euro as their functional currency and translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 2000, the Company had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted Euro rate amounts to $504. Actual results may differ.

In addition, the Company holds debt denominated in Euros and recognizes foreign currency translation adjustments in net income. The potential loss resulting from a hypothetical 10% adverse change in the quoted Euro rate is approximately $356. Actual results may differ.

Item 8.           Financial Statements and Supplementary Data

Index                                                              Pages

Report of Ernst & Young LLP, Independent Auditors                    F-1

Consolidated Balance Sheets at December 31, 2000 and 1999            F-2

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2000                                F-3

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended December 31, 2000        F-4

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2000                                F-5

Notes to Consolidated Financial Statements                           F-6

Supplementary Data (Unaudited)                                       F-18

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

                  Report of Independent Auditors

The Board of Directors and Shareholders
Metrologic Instruments, Inc.


We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/Ernst & Young, LLP



Philadelphia, Pennsylvania
February 21, 2001

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                              December 31,
Assets                                                       2000      1999
                                                           --------  --------
     Current assets:
        Cash and cash equivalents                          $  2,332  $  6,970
        Accounts receivable,  net of allowance of $655 and
            $350 in 2000 and 1999,  respectively             26,593    21,474
        Inventory                                            26,898    11,231
        Deferred income taxes                                 1,356       872
        Other current assets                                  4,025     1,239
                                                           --------  --------
     Total current assets                                    61,204    41,786

     Property,  plant and equipment, net                     10,459     8,873
     Patents and trademarks,  net of amortization
        of $970 and $764 in 2000 and 1999,  respectively      3,013     2,469
     Holographic technology,  net of amortization of $482
        and $366 in 2000 and 1999, respectively                 600       716
     Advance license fee, net of amortization of $471
        and $353 in 2000 and 1999, respectively               1,529     1,647
     Goodwill, net of amortization                            4,317       494
     Other assets                                               701       688
                                                           --------  --------
     Total assets                                          $ 81,823  $ 56,673
                                                           ========  ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit                 $    174  $  3,050
        Current portion of notes payable                      2,531     1,282
        Accounts payable                                      5,188     3,741
        Accrued expenses                                     11,739    10,054
                                                           --------  --------
     Total current liabilities                               19,632    18,127

     Lines of credit, net of current portion                 17,689         -
     Notes payable,  net of current portion                   7,645     3,414
     Deferred income taxes                                      565       588
     Other liabilities                                          529         -

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                              -         -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,451,092 and 5,416,792 shares
            issued and outstanding in 2000 and 1999,
            respectively                                         54        54
        Additional paid-in capital                           17,562    17,083
        Retained earnings                                    20,703    17,966
        Accumulated other comprehensive loss                 (2,556)     (559)
                                                           --------  --------
        Total shareholders' equity                           35,763    34,544
                                                           --------  --------
     Total liabilities and shareholders' equity            $ 81,823  $ 56,673
                                                           ========  ========

                            See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                  Year ended December 31,
                                          -------------------------------------

                                             2000          1999          1998
                                          ---------     ---------     ---------


Sales                                      $ 91,884      $ 80,103      $ 65,641
Cost of sales                                55,394        46,710        39,698
                                          ---------     ---------     ---------

Gross profit                                 36,490        33,393        25,943

Selling,  general and administrative
  expenses                                   26,314        21,331        15,537
Research and development expenses             4,975         4,327         4,157
Severance costs                                 160             -             -
                                          ---------     ---------     ---------

Operating income                              5,041         7,735         6,249

Other income (expenses)
     Interest income                            257           402           521
     Interest expense                        (1,482)         (262)         (177)
     Foreign currency transaction
       gain (loss)                              530          (342)           81
     Other,  net                               (183)            -            31
                                          ---------     ---------     ---------

     Total other (expenses) income             (878)         (202)          456
                                          ---------     ---------     ---------

Income before provision for income taxes      4,163         7,533         6,705

Provision for income taxes                    1,426         2,636         2,212
                                          ---------     ---------     ---------

Net income                                 $  2,737      $  4,897      $  4,493
                                          =========     =========     =========
Basic earnings per share

     Weighted average shares
        outstanding                       5,438,553     5,412,564     5,391,797
                                          =========     =========     =========

     Basic earnings per share              $   0.50      $   0.90      $   0.83
                                          =========     =========     =========

Diluted earnings per share

     Weighted average shares outstanding  5,438,553     5,412,564     5,391,797
     Net effect of dilutive securities      119,439        47,630       120,961
                                          ---------     ---------     ---------

     Total shares outstanding used in
        computing diluted earnings per
        share                             5,557,992     5,460,194     5,512,758
                                          =========     =========     =========
     Diluted earnings per share            $   0.49      $   0.90      $   0.82
                                          =========     =========     =========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Consolidated Statements of Shareholders' Equity
                             (amounts in thousands)

                                                               Accumulated
                                                                 Other
                            Additional                        Comprehensive
                     Common Paid-in   Deferred      Retained     Income
                     Stock  Capital Compensation    Earnings     (Loss)   Total
                     ----------------------------------------------------------
Balances,
  December 31,  1997   $ 54 $ 16,389      $(2)     $ 8,576   $  (116) $ 24,901
    Comprehensive
      income:
        Net income        -        -        -        4,493         -     4,493
        Other
          comprehensive
          income -
          foreign currency
          translation
          adjustment      -        -        -            -        61        61
    Total comprehensive
      income              -        -        -            -         -     4,554
    Exercise of stock
      options             -      390        -            -         -       390
    Stock issued through
        employee stock
        purchase plan     -      110        -            -         -       110
    Compensation expense
        related to stock
        awards            -        -        2            -         -         2
    Tax benefit of stock
        options           -       44        -            -         -        44
                     ----------------------------------------------------------
Balances,
  December 31,  1998   $ 54 $ 16,933      $ -      $13,069   $   (55) $ 30,001
    Comprehensive
      income:
        Net income        -        -        -        4,897         -     4,897
        Other
          comprehensive
          loss -
          foreign currency
          translation
          adjustment      -        -        -            -      (504)     (504)
    Total comprehensive
      income              -        -        -            -         -     4,393
    Exercise of stock
      options             -       39        -            -         -        39
    Stock issued through
        employee stock
        purchase plan     -      111        -            -         -       111
                     ----------------------------------------------------------
Balances,
  December 31,  1999   $ 54 $ 17,083      $ -      $17,966   $  (559) $ 34,544
    Comprehensive
      income:
        Net income        -        -        -        2,737         -     2,737
        Other
          comprehensive
          loss -
          foreign currency
          translation
          adjustment      -      (45)       -            -    (1,997)   (2,042)
    Total comprehensive
      income
    Exercise of stock
      options             -      324        -            -         -       324
    Stock issued through
        employee stock
        purchase plan     -      200        -            -         -       200
                     ----------------------------------------------------------
Balances,
  December 31,  2000   $ 54 $ 17,562      $ 0      $20,703   $(2,556) $ 35,763







                             See accompanying notes

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                  Year ended December 31,
                                             --------------------------------
Operating activities                            2000        1999        1998
                                             --------    --------    --------

Net income                                    $ 2,737     $ 4,897     $ 4,493
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

     Depreciation                               1,957       1,309       1,044
     Amortization                                 594         431         334
     Compensation expense related to stock
        awards and employee stock
        purchase plan                               -           -           2
     Deferred income taxes                       (507)        343         958
     Loss/(gain) on disposal of property          112           -        (122)
     Changes in operating assets and liabilities:
        Accounts receivable                    (4,187)     (7,815)     (4,876)
        Inventory                             (11,628)     (4,494)     (2,167)
        Other current assets                   (2,816)       (120)       (443)
        Other assets                              217        (157)         70
        Accounts payable                       (3,457)       (414)      1,296
        Accrued expenses                          615       3,029         887
        Accrued legal settlement                    -        (688)       (942)
        Other liabilities                          43           -           -
                                             --------    --------    --------

Net cash (used in) provided by
  operating activities                        (16,320)     (3,679)        534

Investing activities

Purchase of property,  plant and equipment     (3,479)     (3,886)     (3,104)
Patents and trademarks                           (750)       (884)       (584)
Cash paid for purchase of business, net of
   cash acquired                               (3,677)          -        (194)
Other Intangibles                                (284)          -        (559)
Proceeds from sale of property                      -           -          65
                                             --------    --------    --------

Net cash used in investing activities          (8,190)     (4,770)     (4,376)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                 479         150         411
Principal payments on notes payable            (1,287)       (860)       (418)
Proceeds from issuance of notes payable         7,002       2,458       1,960
Net proceeds from line of credit               14,811       3,050           -
Capital lease payments                           (106)       (115)       (142)
                                             --------    --------    --------

Net cash provided by financing
  activities                                   20,899       4,683       1,811

Effect of exchange rates on cash               (1,027)         52        (381)
                                             --------    --------    --------

Net decrease in cash and cash
  equivalents                                  (4,638)     (3,714)     (2,412)
Cash and cash equivalents at beginning
  of year                                       6,970      10,684      13,096
                                             --------    --------    --------

Cash and cash equivalents at end of year     $  2,332    $  6,970    $ 10,684
                                             ========    ========    ========

Supplemental Disclosure

     Cash paid for interest                  $  1,448    $    273    $    174
                                             ========    ========    ========
     Cash paid for income taxes              $  1,243    $  1,875    $  1,260
                                             ========    ========    ========
     Tax benefit from stock options          $    120    $      -    $     44
                                             ========    ========    ========

                             See accompanying notes

                          Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2000
                             (Dollars in Thousands)

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

2.       Accounting Policies

Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of Metrologic Instruments, Inc., and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Product sales revenue and any offsetting sales incentives are recognized upon the transfer of title to goods, which is generally upon shipment of products. Amounts charged to customers for shipping and handling are included in sales. Shipping and handling amounts incurred by the Company are included in cost of sales.

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

Holographic Technology

         Holographic Technology resulted from the acquisition of Holoscan, Inc. on March 1, 1996 and is being amortized over ten years. The Company was required to pay the former shareholders of Holoscan, Inc. $194 in 1998, which was based on sales of certain holographic laser scanners. Such amounts were considered additions to holographic technology and are being amortized over the remainder of the ten-year period.

Software Development Costs

         Costs incurred in the research and development of new software embedded in products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"). Capitalization ceases when the product is available for general release to customers.

Internal Use Software

         Effective for fiscal years beginning after December 15, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development or purchase of internal use software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 on January 1, 1999 and has capitalized $1,747 of software obtained for internal use through December 31, 2000. Capitalized software costs are amortized on a straight-line basis over seven years. Amortization related to the captialized software was $308 for the year ended December 31, 2000.

Goodwill

         Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. Goodwill is amortized using the straight-line method over their expected useful lives of 10 to 20 years.

Long-Lived Assets

         The Company evaluates impairment of its intangible and other long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). In making such determination, management compares the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If an impairment exists, any adjustment is determined by comparing the carrying amount to the fair value of the impaired asset. The Company considers all impaired assets "to be held and used" until such time as management commits to a plan to dispose of the impaired asset. At that time, the impaired asset is classified as "to be disposed of" and is carried at its fair value less its cost of disposal.

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

Impact of Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Pronouncement must be adopted by the Company as of January 1, 2001. Management does not expect SFAS No. 133 to have a material impact on the consolidated results of operations.

Reclassification

         Certain prior year balances have been reclassified to conform with current year presentation.

3.       Inventory

Inventory consists of the following:
                                             December 31,
                                         2000            1999
                                      -------         -------

                  Raw materials       $ 9,694         $ 4,273
                  Work-in-process       6,380           4,020
                  Finished goods       10,824           2,938
                                      -------         -------
                                      $26,898         $11,231
                                      =======         =======

4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:
                                                            December 31,
                                                        2000           1999
                                                      -------       -------

                  Buildings and improvements          $ 3,079       $ 3,011
                  Machinery and equipment              14,126        11,376
                  Capitalized internal use software     1,747         1,535
                  Capitalized Software Development
                    Costs                                 496             -
                                                      -------       -------
                                                       19,448        15,922
                  Less accumulated depreciation         8,989         7,049
                                                      -------       -------
                                                       10,459         8,873
                                                      =======       =======

Machinery and equipment included $487 under capital leases as of December 31, 2000 and 1999. Accumulated depreciation on these assets was $292 and $207 as of December 31, 2000 and 1999, respectively. Unamortized capitalized software development costs were $487 and $0 for the years ended December 31, 2000 and 1999, respectively. Amortization of these costs, included in cost of goods sold, was $9 and $0 for the years ending December 31, 2000 and 1999, respectively.


5.       Accrued Expenses

Accrued expenses consist of the following:

                                                   December 31,
                                               2000             1999
                                            --------         --------

                  Accrued royalties         $  1,419         $  1,253
                  Accrued compensation         3,321            3,035
                  Income taxes                 2,060            1,454
                  Product warranty             1,216              924
                  Accrued marketing and
                     sales promotions            940            1,452
                  Other                        2,783            1,936
                                            --------         --------
                                            $ 11,739         $ 10,054
                                            ========         ========

6.       Debt

Notes payable consist of the following:
                                                            December 31,
                                                       2000             1999
                                                     -------         --------

          Term note (a)                              $   247         $    513
          Fixed asset term notes payable (b)           1,898            2,554
          Fixed asset line of credit (c)               2,400            1,089
          Notes payable-shareholders (d)                 112              223
          Capital lease obligations (e)                  205              311
          Fixed asset line of credit (f)                 682                -
          Acquisition loan note (g)                    4,615                -
          Other                                           17                6
                                                     -------          -------
                                                      10,176            4,696
          Less: current maturities                     2,531            1,282
                                                     -------          -------
                                                     $ 7,645          $ 3,414
                                                     =======          =======

The Company's primary debt facility consists of an Amended and Restated Loan & Security Agreement dated November 1995 with its primary bank, as amended (collectively, the "Bank Agreement").

(a) In December 1996, under the Bank Agreement, the Company executed a term note for $1,300. In 1997, this term note was converted from a U.S. dollar denominated loan to a Euro based loan (Note 7). The term note, due January 2002, is payable in monthly installments of approximately $22 and bears interest at the variable Euro-Rate (4.96% at December 31, 2000), as defined in the Bank Agreement, plus 1.75%.

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

(c) In August 1999, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit for the purpose of purchasing fixed assets. This line of credit has a maximum borrowing limit of $2,400. Interest only is payable monthly at the Libor rate (6.56% at December 31, 2000), as defined, plus 1.5%. On January 1, 2001, the line of credit will be converted into a term note, payable in 60 monthly installments.

(d) Note payable - shareholders, due September 2001, is payable in annual installments of $112 and bears interest at the prime rate (9.5% as of December 31, 2000), as defined, plus 0.5%.

(e) The Company has entered into capitalized lease agreements for equipment which are payable through 2002 at an interest rate of 9.2%.

(f) In July 2000, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit for the purpose of purchasing fixed assets. This line of credit has a maximum borrowing limit of $2,500. Interest only is payable at the Libor rate (6.56% at December 31, 2000), as defined, plus 1.5%. The line of credit will be converted into a term note on July 31, 2000 payable in equal consecutive monthly installments, not to exceed 5 years.

(g) In July 2000, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated Acquisition Loan Note for the purpose of the acquisition of other companies. This acquisition loan note has a maximum borrowing limit of $5,000. Interest is payable monthly at the Libor rate (6.56% at December 31, 2000), as defined, plus 1.5%. Principal is payable in 60 monthly installments through August 2005.



The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2000 are:


                                    2001            $ 2,531
                                    2002              2,413
                                    2003              2,107
                                    2004              1,810
                                    2005              1,235
                                    Thereafter           80
                                                     ------
                                                    $10,176


Credit Facility

The Bank Agreement includes an available unsecured line of credit of $20,000, which bears interest at the bank's Libor rate (6.56% at December 31, 2000) plus 1.5%. As a result of the restructuring of the bank agreement subsequent to year-end, $17,689 was reclassed to long-term liability related to the line of credit (See Note 16). As of December 31, 2000, $2,137 was available under the line of credit.

The Company also has approximately 1,100 Euros unsecured revolving lines of credit with European banks in the name of its European subsidiary, Metrologic Instruments GmbH. As of December 31, 2000 and 1999, no amounts were outstanding under these revolving credit facilities.

In connection with the acquisition of Adaptive Optics Associates, Inc. ("AOA") on January 8, 2001 (Note 16), the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, respectively, and $4,000 in 2004, 2005 and 2006, respectively. Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Substantially all of the Company's assets have been pledged under a Security Agreement. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS") with maturities of $1,250 in 2002 and $3,750 in 2003. Interest rates are fixed at 10%.


7.       Financial Instruments

The Company selectively enters into derivative financial instruments to offset its exposure to foreign currency risks. These financial instruments include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's European subsidiary, and (ii) Euro based loans to act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in Euros. Gains and losses on the Company's forward exchange contracts offset losses and gains, respectively, on the assets, liabilities, and intercompany transactions being hedged. Forward exchange contracts are adjusted to market value and the resulting gains and losses are reflected in income. At December 31, 2000 and 1999, the Company had no foreign currency forward exchange contracts outstanding.

8.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                      December 31,
                                                  2000            1999
                                                  -----           -----
             Deferred tax assets:
               Reserves on current assets         $ 467           $ 215
               Inventory capitalization             329             155
               Warranty reserve                     270             172
               Other accrued expenses               290             330
                                                 ------          ------
                                                 $1,356          $  872
                                                 ======          ======
             Deferred tax liability:
               Advance license fee               $  565          $  568
               Deferred gain on involuntary
                 conversion                           -              20
                                                 ------          ------
                                                 $  565          $  588
                                                 ======          ======

Significant components of the provision for income taxes are as follows:

                                                   Year ended December 31,
                                                 2000       1999       1998
                                                 ----       ----       ----
          Current:
            Federal                            $1,608     $ 2,160    $1,209
            Foreign                               194         (17)     (103)
            State                                 131         150       148
                                               ------      ------    ------
          Total current                         1,933       2,293     1,254

          Deferred:
            Federal                              (445)        244       742
            State                                 (62)         99       216
                                               ------      ------    ------
          Total deferred                         (507)        343       958
                                               ------      ------    ------
          Provision for income taxes           $1,426      $2,636    $2,212
                                               ======      ======    ======


The effective income tax rate of 34.25%, 35.0% and 33.0% for the years ended December 31, 2000, 1999, and 1998, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:


                                                      December 31,
                                             2000         1999         1998
                                             ----         ----         ----
     Statutory federal tax provision       $1,415       $2,561       $2,280
     State income taxes, net of
       federal income tax benefit              45          165          240
     Foreign income taxes                     (86)        (349)         (98)
     Other                                     52          259         (210)
                                           ------       ------       ------
     Provision  for income taxes           $1,426       $2,636       $2,212
                                           ======       ======       ======

9.       Related Party Transactions

The Company's principal shareholder, Chairman, and CEO and his spouse, the Company's Vice President, Administration, Secretary, Treasurer and a director, own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $832, $796, and $762 for the years ended December 31, 2000, 1999 and 1998, respectively. The lease for the real estate was renewed in March 1999 and expires in March 2004. Future minimum lease payments required under the lease are approximately $869 in 2001, $908 in 2002, $949 in 2003, and $240
thereafter, excluding taxes and insurance.

The notes payable - shareholders referred to in Note 6 include a loan payable to the principal shareholder, Chairman and CEO. In 2000, the sixth installment of the seven-year notes was paid to the principal shareholder in the amount of $124, which included $20 of interest.

The Company incurred expenses of $49, $42, and $56 for tax services rendered by a firm during the years ended December 31, 2000, 1999 and 1998, respectively.
A partner in this firm is a shareholder and director of the Company.

10.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease manufacturing and office equipment and office space and vehicles for its foreign subsidiaries.

Future minimum lease payments required under the lease agreements as of December 31, 2000 are $717 in 2001, $527 in 2002, $250 in 2003, $74 in 2004,
and $60 in 2005. Rental expenses paid to third parties for 2000, 1999 and 1998 was approximately $727, $403 and $297, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Symbol Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty expense under the Symbol Agreement amounted to $3,761, $3,343, and $2,826 in 2000, 1999, and 1998, respectively.

Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

A. Symbol Technologies, Inc. et. al v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On July 21, 1999 the Company and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit was commenced in the U.S. District Court, District of Nevada in Reno, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed. The other six Auto ID companies who are plaintiffs in the lawsuit are Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., PSC Inc., Symbol Technologies, Inc., Teklogix Corporation, a wholly-owned U.S. subsidiary of Teklogix International, Inc., and Zebra Technologies Corporation. Symbol Technologies, Inc. has agreed to bear approximately half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the Company and the other Auto ID companies.

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

On March 30, 2000, the Lemelson Partnership filed a motion (a) to appoint a permanent magistrate judge to the case and remove Magistrate Judge Atkins and
(b) to transfer the case from the court in Reno, Nevada, where it is currently assigned to a court in Las Vegas, Nevada. The Auto ID Companies filed papers opposing both motions. On April 10, 2000, Judge Pro again ruled against the Lemelson Partnership on both motions. The case is now in the early stages of discovery.

On April 12, 2000, the Lemelson Partnership filed its Answer to the Complaint in the Symbol et al. v. Lemelson Partnership case. In the Answer, the Lemelson Partnership included a counterclaim against the Company and the other plaintiffs seeking a dismissal of the case. Alternatively, the Lemelson Partnership's counterclaim seeks a declaration that the Company and the other plaintiffs have contributed to, or induced infringement of particular method claims of the patents-in-suit by the plaintiffs' customers. The Company believes there is no merit to the Lemelson Partnership's counterclaim.

On May 10, 2000, the Lemelson Partnership filed a second motion with the Court to stay the Auto ID action pending the resolution of United States Metals Refining Co. ("US Metals") v. Lemelson Medical, Education & Research Foundation, LP et al., an action in Nevada state court where in the plaintiff is challenging the Lemelson Partnership's ownership of the patents at issue in the Auto ID action. The Auto ID companies opposed the motion. Although the Court has not yet ruled on this motion, the Nevada state court dismissed the complaint of US Metals on July 5, 2000.

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. On September 1, 2000 the United States Court of Appeals for the Federal Circuit agreed to hear the appeal.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description.

B. Metrologic v. PSC Inc.

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

11.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the Chief Executive Officer and are equal to a percentage of each participant's compensation. The Company's contributions were $100 in 2000 and $300 in 1999.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan, contributions to which are partially matched by the Company. Contribution expenses were $92, $75, and $62 in 2000, 1999 and 1998, respectively.

12.      Financial Reporting for Business Segments and Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2000, 1999 or 1998.

The Company manages its business on a geographical basis and has principal operations in the United States and Europe. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.

                   United States Operations               European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Sales        1998 $26,058   $1,351    $10,734   $38,143   $27,498    $65,641
             1999 $33,698   $2,578    $12,499   $48,775   $31,328    $80,103
             2000 $36,716   $1,479    $18,732   $56,927   $34,957    $91,884
Interest income

             1998 $   521        -          -   $   521         -    $   521
             1999 $   402        -          -   $   402         -    $   402
             2000 $   238        -          -   $   238        19    $   257

Interest expense

             1998 $   177        -          -   $   177         -    $   177
             1999 $   262        -          -   $   262         -    $   262
             2000 $ 1,482        -          -   $ 1,482         1    $ 1,483

Depreciation and
 amortization

             1998 $ 1,196        -          -   $ 1,196   $   182    $ 1,378
             1999 $ 1,572        -          -   $ 1,572   $   168    $ 1,740
             2000 $ 2,098        -          -   $ 2,098   $   453    $ 2,551

Income (loss)
before provision
for income taxes

             1998 $ 6,872        -          -   $ 6,872   $  (167)  $  6,705
             1999 $ 7,519        -          -   $ 7,519   $    14   $  7,533
             2000 $ 3,412        -          -   $ 3,412   $   751   $  4,163

Identifiable
 assets      1998 $37,455        -          -   $37,455   $ 8,841    $46,296
             1999 $45,982        -          -   $45,982   $10,691    $56,673
             2000 $62,836        -          -   $62,836   $18,987    $81,823

13.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 1,600,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 603 shares were available for grant under the Incentive Plan at December 31, 2000. Options granted under the Incentive Plan become exercisable over periods ranging from one to seven years. Each option shall expire four to ten years after becoming exercisable.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively, risk-free interest rates of 6.2%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 60%. 50% and 40%, respectively, and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                          2000          1999         1998
             Net income:
              As reported                $2,737        $4,897        $4,493
              Pro forma                   1,327         3,652         2,811
             Net income per share:
                Basic:
                  As reported            $ 0.50        $ 0.90        $ 0.83
                  Pro forma                0.24          0.67          0.52
                Diluted:
                  As reported            $ 0.49        $ 0.90        $ 0.82
                  Pro forma                0.24          0.67          0.51

A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1999, and 2000 follows:


                                                Options    Weighted-Average
                                            (in thousands)  Exercise Price
                                            -------------- ----------------
Outstanding-December 31, 1997                        448             11.84
Granted                                              350             12.95
Exercised                                            (30)            11.79
Canceled                                             (16)            11.99
                                            -------------- ----------------
Outstanding-December 31, 1998                        752            $12.36
Granted                                              287             10.31
Exercised                                             (3)            11.66
Canceled                                            (100)            11.81
                                            -------------- ----------------

Outstanding-December 31, 1999                        936            $11.79

Granted                                               65            $12.50
Exercised                                            (27)            11.77
Canceled                                            (155)            11.91
                                            ============== ================

Exercisable at December 31, 2000                     819            $11.83
                                            ============== ================
Weighted-average fair value of
  options granted during 2000                      $9.48
                                            ==============

Exercise prices for options outstanding as of December 31, 2000 ranged from $7.47 to $16.13. The weighted-average remaining contractual life of those options is seven years.

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

15.       Acquisitions

On January 26, 2000, the Company paid cash of $1,550 and assumed liabilities of $893 for a 51% interest in a joint venture for the formation of Metrologic Eria Iberica ("MEI"). The detail of the results of operations of MEI has been included in the Company's statement of operations since January 26, 2000.

The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The total purchase price including transaction costs was $2,263 and costs in excess of assets acquired (goodwill) were $1,329. The goodwill is being amortized over a twenty-year period. Goodwill amortization of $61 is included in the statement of operations for the year ended December 31, 2000.

On July 18, 2000, the Company paid cash of $2,873 and assumed liabilities of $2,207 for a 51% interest in a joint venture for the formation of Metrologic Eria France ("MEF"). The detail of the results of operations of MEF has been included in the Company's statement of operations since July 18, 2000.

The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The total purchase price including transaction costs was $4,894 and costs in excess of assets acquired (goodwill) were $2,767. The goodwill is being amortized over a twenty-year period. Goodwill amortization of $56 is included in the statement of operations for the year ended December 31, 2000.

16.       Subsequent Events

On January 8, 2001, the Company acquired all of the common stock of AOA from UTOS for $8,000 in cash and $11,000 in subordinated debt held by UTOS.

Simultaneous with the acquisition, the Company refinanced its existing debt and entered into a $45,000 Credit Facility (Note 6).

Supplementary Data
Quarterly Consolidated Operating Results (Unaudited)

The following tables present unaudited quarterly operating results for the Company for each quarter of 2000 and 1999. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

Quarterly Consolidated Operating
Results (Unaudited)
(In thousands except share and per share data)


                                            Three months ended
                              ----------------------------------------------
                               March 31,   June 30,  September 30, December 31,
                                 2000        2000        2000         2000
                              ----------  ----------  ----------  ----------
Sales                         $ 22,332    $ 23,128    $ 22,453     $ 23,971
Cost of sales                   13,215      13,903      13,671       14,605
                              --------    --------    --------    ---------
Gross profit                     9,117       9,225       8,782        9,366

Selling,  general and
  administrative expenses        5,770       6,080       6,476        7,988
Research and development
  expenses                       1,332       1,338       1,246        1,059
Severance costs                      -           -         160            -
                              --------   ---------   ---------   ----------
Operating income                 2,015       1,807         900          319

Other (expenses) income
    Interest income                 71          74          56           56
    Interest expense              (139)       (226)       (481)        (636)
    Foreign currency transaction
     gain (loss)                    13         205        (145)         457
    Other,  net                    (67)       (101)        (96)          81
                             ---------   ---------   ---------   ----------
    Total other expense           (122)        (48)       (666)         (42)
                             ---------   ---------   ---------   ----------
Income before provision for
    income taxes                 1,893       1,759         234          277

Provision for income taxes         681         561          84          100
                             ---------   ---------   ---------    ---------
Net income                   $   1,212   $   1,198   $     150    $     177
                             =========   =========   =========    =========
Basic earnings per share
    Weighted average shares
      outstanding             5,420,321   5,436,104   5,446,802    5,450,984
                             ==========  ==========  ==========   ==========
    Basic earnings per
      share                  $     0.22  $     0.22  $     0.03   $    0.03
                             ==========  ==========  ==========   ==========
Diluted earnings per share
    Weighted average shares
      outstanding              5,420,321   5,436,104   5,446,802   5,450,984
    Net effect of dilutive
      securities                 161,389     250,425      65,698         245
                              ----------  ----------  ----------  ----------
    Total shares outstanding
       used in computing
       diluted earnings
       per share               5,581,710   5,686,529   5,512,500   5,451,229
                              ==========  ==========  ==========  ==========
    Diluted earnings per
      share                   $     0.22  $     0.21  $     0.03  $     0.03
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

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on June 21, 2001, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 2000.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)      1.       Financial Statements

                             The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

                             Report of Ernst & Young LLP, Independent Auditors

                             Consolidated Balance Sheets at December 31, 2000 and 1999

                             Consolidated Statements of Operations for each of the three years in the periods ended
                             December 31, 2000, 1999 and 1998

                             Consolidated Statements of Stockholders' Equity for each of the three years in the periods ended December 31, 2000, 1999 and 1998

                             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000, 1999 and 1998

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

                    2.1 Option Agreement dated as of March 1, 1995 among Metrologic Instruments, Inc. and the parties listed on schedule A thereto (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

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

                    10.9 Agreement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

                    10.10 First Amendment to Metrologic Instruments, Inc. 1994 Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                    10.11 Agreement for Settlement, Dismissal of Claims and Mutual Releases dated April 9, 1997 between Metrologic Instruments, Inc. and PSC Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 16, 1997).

                    10.12 Stipulation of Dismissal filed April 10, 1997 in the United States District Court for the Western District of New York (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 16, 1997).

                    10.13 Joint Venture Agreement between MTLG Investments, Inc. and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

                    10.14 Quotaholders' Agreement between MTLG Investments, Inc and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

                    10.15 Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire Rosenberg Bulka in favor of MTLG Investments, Inc. dated December 12, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                             1997).

                   10.16 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed January 23, 2001).

                    10.17 Credit Agreement dated January 8, 2001 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 23, 2001).

                    10.18 Subordinated Promissory Note in the amount of $5 million dated January 8, 2001, executed by MTLG Investments Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed January 23, 2001).

                    10.19 Subordinated Promissory Note in the amount of $6 million dated January 8, 2001, executed by MTLG Investments Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed January 23, 2001).

                    10.20 Subordination, Nondisturbance and Attornment Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles, Janet Knowles, Metrologic Instruments, Inc. and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed January 23, 2001).

                    10.21 Security Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed January 23, 2001).

                    10.22 Amended and Restated Intercreditor Agreement between PNC Bank, National Association, United Technologies Optical Systems, Inc., C. Harry Knowles, Janet H. Knowles, Registrant, Adaptive Optics Associates, Inc., and MTLG Investments Inc.

                    21       Subsidiaries of the Registrant

                    23.1     Consent of Ernst & Young LLP

           (b)      Reports on Form 8-K

                    Since the beginning of the quarter ended December 31, 2000, the Registrant filed no reports on Form 8-K. After December 31, 2000, the Registrant filed a report on Form 8-K dated January 23, 2001 and a report on Form 8-K/A dated March 23, 2001.

                Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998

                       (All dollar amounts in thousands)

                                            2000      1999       1998
                                            ----       ----      ----
Allowance for possible losses on accounts and notes receivable:
         Balance at beginning of year       $350       $389       $408
         Additions charged to expense        322        203         38
         Write-offs                          (18)      (242)       (57)
                                          -------     ------    ------
Balance at end of year                      $654       $350       $389
                                          =======     ======    ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         METROLOGIC INSTRUMENTS, INC.

                                         By:/s/ C. Harry Knowles
                                         C. Harry Knowles
                                         Chief Executive Officer
                                         (Principal Executive Officer)
                                          Dated:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles      Chairman of the Board                  March 30, 2001
     C. Harry Knowles     and Chief Executive Officer
                         (Principal Executive Officer)

/s/ Janet H. Knowles      Director, Vice President,              March 30, 2001
     Janet H. Knowles     Administration, Secretary, and Treasurer


/s/ Thomas E. Mills IV    Director, President, Chief Operating   March 30, 2001
     Thomas E. Mills IV   Officer, Chief Financial Officer
                        (Principal Financial Officer and
                          Principal Accounting Officer)

/s/ Richard C. Close      Director                               March 30, 2001
     Richard C. Close

/s/ John H. Mathias       Director                               March 30, 2001
     John H. Mathias

/s/ Stanton L. Meltzer    Director                               March 30, 2001
     Stanton L. Meltzer

/s/ Hsu Jau Nan           Director                               March 30, 2001
     Hsu Jau Nan

/s/ William Rulon-Miller  Director                               March 30, 2001
     William Rulon-Miller

                               INDEX TO EXHIBITS
Sequential
Exhibit                                                                   Page
Number  Description                                                      Number
------  -----------                                                      ------

  2.1 Option Agreement dated as of March 1, 1995 among Metrologic Instruments, Inc. and the parties listed on schedule A thereto (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

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

 10.9 Agreement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

 10.10 First Amendment to Metrologic Instruments, Inc. 1994 Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

 10.11  Agreement for Settlement, Dismissal of Claims and Mutual
        Releases dated April 9, 1997 between Metrologic Instruments, Inc. and PSC Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed
        April 16, 1997).

 10.12 Stipulation of Dismissal filed April 10, 1997 in the United States District Court for the Western District of New York (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 16, 1997).

 10.13  Joint Venture Agreement between MTLG Investments, Inc. and
        CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.14 Quotaholders' Agreement between MTLG Investments, Inc and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.15 Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire Rosenberg Bulka in favor of MTLG Investments, Inc. dated December 12, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.16 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed January 23, 2001).

 10.17 Credit Agreement dated January 8, 2001 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 23, 2001).

 10.18 Subordinated Promissory Note in the amount of $5 million dated January 8, 2001, executed by MTLG Investments Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed January 23, 2001).

 10.19 Subordinated Promissory Note in the amount of $6 million dated January 8, 2001, executed by MTLG Investments Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed January 23, 2001).

 10.20 Subordination, Nondisturbance and Attornment Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc.,
        C. Harry Knowles, Janet Knowles, Metrologic Instruments, Inc. and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed January 23, 2001).

 10.21  Security Agreement dated January 8, 2001, by and among
        Metrologic Instruments, Inc., C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed January 23, 2001).

 10.22 Amended and Restated Intercreditor Agreement between PNC Bank, National Association, United Technologies Optical Systems, Inc.,
        C. Harry Knowles, Janet H. Knowles, Registrant, Adaptive Optics
        Associates, Inc., and MTLG Investments Inc.                        46

 21     Subsidiaries of the Registrant                                     60

 23.1   Consent of Ernst & Young LLP                                       61


  Since the beginning of the quarter ended December 31, 2000, the Registrant filed no reports on Form 8-K. After December 31, 2000, the Registrant filed a report on Form 8-K dated January 23, 2001 and a report on Form 8-K/A dated March 23, 2001.

EXHIBIT 10.22

                  AMENDED AND RESTATED INTERCREDITOR AGREEMENT

    This AMENDED AND RESTATED INTERCREDITOR AGREEMENT (this "Agreement") is entered into as of February 2, 2001, among PNC Bank, National Association in its capacity as Agent (the "Agent") for the holders of the Senior Indebtedness (the "Senior Lenders"), United Technologies Optical Systems, Inc., a Delaware corporation ("Subordinated Lender"), C. Harry Knowles and Janet Knowles (together, "Junior Subordinated Lender") Metrologic Instruments, Inc., a New Jersey corporation ("Metrologic"), Adaptive Optics Associates, Inc., a Delaware corporation ("Adaptive") (Metrologic and Adaptive collectively the "Borrowers" and individually each a "Borrower") and MTLG Investments, Inc., a Delaware corporation ("MTLG Investments").

                                R E C I T A L S

     A. The Agent, on behalf of the Senior Lenders, the Subordinated Lender, the Borrowers and MTLG Investments are parties to that certain Intercreditor Agreement dated as of January 8, 2001 (the "Original Intercreditor Agreement") pursuant to which the Subordinated Indebtedness is subordinate in all respects to the Senior Indebtedness.

     B. The parties hereto wish to amend and restate the Original Intercreditor Agreement upon the terms and conditions hereinafter set forth to, among other things, add Junior Subordinated Lender to this Agreement and to set forth the relative rights and obligations of all of the parties.

     C. The Borrowers, the Guarantors party thereto, the Senior Lenders and the Agent have entered into a Credit Agreement dated as of January 8, 2001 (as the same hereafter may be amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"), on the terms and subject to the conditions of which Senior Lenders have agreed to make revolving credit loans, term loans and other financial accommodations to the Borrowers.

     D. MTLG Investments is a guarantor of the Obligations of the Borrowers under the Credit Agreement, which guaranty obligation is secured by, among other things, a security interest in favor of the Agent for the benefit of the Senior Lenders in all properties and assets of MTLG Investments.

     E. MTLG Investments is indebted to Subordinated Lender pursuant to those certain Subordinated Promissory Notes, each dated January 8, 2001, in the principal amount of $5,000,000 and $6,000,000, respectively and payable to the order of the Subordinated Lender (each such Subordinated Promissory Note being referred to herein individually as a "Subordinated Note" and collectively as the "Subordinated Notes"), each of which Subordinated Notes bears interest at an annual rate equal to 10% (the "Applicable Rate").

     F. Junior Subordinated Lender is a guarantor of the Obligations of the Borrowers under the Credit Agreement pursuant to a Continuing Agreement of Guaranty and Suretyship (the "Guaranty"), and the Borrowers' obligations to reimburse the Junior Subordinated Lender for amounts paid under its Guaranty (the "Junior Subordinated Indebtedness") are secured by a Security Agreement (The "Junior Security Agreement").

     F. One of the conditions precedent to Senior Lenders' obligations under the Credit Agreement is that this Agreement shall have been executed and delivered.

       NOW THEREFORE, the parties hereto hereby agree as follows:

1.   Recitals and Definitions.


     1.1 Recitals. The Recitals set forth above are acknowledged by the parties hereto to be true and correct and are incorporated herein by this reference.

     1.2 Definitions. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Credit Agreement. As used herein, the following terms shall have the following meanings:

          Collateral shall mean all the Borrowers' property and interests in property that now or hereafter secures the Senior Indebtedness, the Subordinated Indebtedness and the Junior Subordinated Indebtedness.

          Guaranty shall have the meaning ascribed thereto in the recitals.

          Junior Security Agreement shall have the meaning ascribed thereto in the recitals.

          Junior Subordinated Indebtedness shall have the meaning ascribed thereto in the recitals.

          Junior Subordinated Lender shall have the meaning ascribed thereto in the recitals.

          Person shall mean any individual, corporation, limited liability company, company, voluntary association, partnership, trust, unincorporated association, government (or any agency, instrumentality or political subdivision thereof), or any other entity.

          Proceeding shall mean any insolvency, bankruptcy, receivership, custodianship, liquidation, reorganization, assignment for the benefit of creditors or other proceeding for the liquidation, dissolution or other winding up of any one of the Borrowers or MTLG Investments or any of their respective properties (including, without limitation, any such proceeding under Title 11 of the United States Code).

          Senior Covenant Default shall mean any occurrence permitting the Senior Lender to accelerate the payment of all or any portion of the Senior Indebtedness, other than a Senior Payment Default.

          Senior Covenant Default Notice shall mean a written notice from the Lender to MTLG Investments and Subordinated Lender of the occurrence of a Senior Covenant Default.

          Senior Indebtedness shall mean the Obligations, together with all accrued and unpaid interest and fees thereon, including all interest which accrues during the pendency of any Proceeding, whether or not allowed in such Proceeding, all liabilities of the Borrowers to Senior Lenders pursuant to any Interest Rate Protection Agreement, Hedge Agreement and all other Indebtedness now or at any time hereafter evidencing any replacement, substitution, refunding, renewal or refinancing of or for all or any part of the Obligations.

          Senior Lenders shall mean collectively and Senior Lender shall mean separately the holders of the Senior Indebtedness.

          Senior Payment Default shall mean any default in the payment when due of any Senior Indebtedness.

          Senior Payment Default Notice shall mean a written notice from Agent to the Borrowers and Subordinated Lender of the occurrence of a Senior Payment Default.

          Subordinated Collection Action shall mean (a) any acceleration of any Subordinated Indebtedness, or Junior Subordinated Indebtedness, (b) to file or initiate, or to join with other Persons in filing or initiating, a Proceeding against MTLG Investments or any Borrower, (c) any judicial proceeding or other action initiated or taken by Subordinated Lender or Junior Subordinated Lender whether or not in concert with other Persons, against MTLG Investments or any Borrower to collect any Subordinated Indebtedness or Junior Subordinated Indebtedness or otherwise to enforce any rights or remedies of Subordinated Lender or Junior Subordinated Lender under the Subordinated Instruments or applicable law with respect to the Subordinated Indebtedness; or (d) any other exercise by Subordinated Lender or Junior Subordinated Lender of remedies, either at law or in equity, pertaining to the collection of any Subordinated Indebtedness or Junior Subordinated Indebtedness.

          Subordinated Default shall mean, an "Event of Default" as such term is defined in any Subordinated Note or the Junior Security Agreement.

          Subordinated Default Notice shall mean a written notice from Subordinated Lender to MTLG Investments and the Agent of the occurrence of a Subordinated Default.

          Subordinated Indebtedness shall mean all indebtedness, liabilities and other obligations of any and every kind and nature now existing or hereafter arising, contingent or otherwise, of MTLG Investments under, in connection with, or evidenced by the Subordinated Instruments, including, without limitation, obligations to pay (i) principal, (ii) interest or premium (including interest accruing after the commencement of any Proceeding, whether or not allowed in such Proceeding), (iii) fees, (iv) costs, expenses and other amounts related to any indemnity against loss, damage or liability, and (v) any other monetary obligation.

          Subordinated Instruments shall mean, collectively, each of the Junior Security Agreement, the Subordinated Notes, the Adaptive Optics Associates, Inc. Purchase Agreement and all other agreements, documents and instruments now or at any time hereafter entered into or delivered pursuant thereto or in connection therewith or evidencing any replacement, substitution, refunding, renewal or refinancing of or for all or any part of the Subordinated Indebtedness evidenced thereby or incurred thereunder.

          Subordinated Lender shall have the meaning ascribed thereto in the preamble.

2. Subordination of the Subordinated Indebtedness to Senior Indebtedness and the Junior Subordinated Indebtedness to the Subordinated Indebtedness; Lien Priorities; Release of Shared Collateral; Certain Provisions with Respect to Collateral.


     2.1 Subordination. Upon the terms and subject to the conditions contained in this Agreement, the payment of any and all of the Junior Subordinated Indebtedness is expressly subordinated to the indefeasible payment in full in cash of the Subordinated Indebtedness and the payment of Subordinated Indebtedness hereby expressly is subordinated to the prior indefeasible payment in full in cash of the Senior Indebtedness; and, notwithstanding the date, manner, or order of grant, attachment, or perfection of the Liens in the Collateral granted to the Senior Lenders, the Subordinated Lender or the Junior Subordinated Lender and notwithstanding any provision of the applicable state's Uniform Commercial Code, or any other applicable law or decision or any other circumstance whatsoever, (A) each of the Junior Subordinated Lender and the Subordinated Lender agree that: (i) the Senior Lenders have and shall have a first and prior lien and security interest in the Collateral and all proceeds thereof to secure the Senior Indebtedness; and (ii) any Lien on the Collateral now or hereafter held by the Junior Subordinated Lender or the Subordinated Lender to secure the Junior Subordinated Indebtedness or the Subordinated Indebtedness, respectively, regardless of how acquired, whether by grant, statute, or operation of law, is and shall be junior and subordinate to all Liens in the Collateral held by any Senior Lenders to secure the Senior Indebtedness. and (B) the Junior Subordinated Lender agrees that: (i) the Subordinated Lender shall have a second and prior lien and security interest in the Collateral and all proceeds thereof to secure the Subordinated Indebtedness; and (ii) any Lien on the Collateral now or hereafter held by the Junior Subordinated Lender to secure the Junior Subordinated Indebtedness, regardless of how acquired, whether by grant, statute, or operation of law, is and shall be junior and subordinate to all Liens in the Collateral held by the Subordinated Lender to secure the Subordinated Indebtedness.

          2.1(A) Release of Shared Collateral. The Subordinated Lender and the Junior Subordinated Lender shall release their Liens in the Collateral (and shall execute and deliver to the Borrowers or Senior Lenders such termination statements, releases, and other documents as the Borrowers or Senior Lenders may request to confirm such release) upon any of the following events:

                (i) concurrently with the closing of a sale by any Borrower of any of the Collateral to which sale the Senior Lenders have consented provided that the proceeds from such sale are to be applied in accordance with the provisions of the Loan Documents.

                (ii) Upon any sale of Collateral by the Senior Lenders in accordance with the provisions of any of the Loan Documents or applicable law or the transfer of any Collateral to Senior Lenders in lieu of foreclosure.

     2.2  Restrictions on Payments.

          (a) Notwithstanding any provision of the Subordinated Instruments to the contrary and in addition to any other limitations set forth herein or therein, except as expressly permitted under this Section 2.2, Subordinated Lender and the Junior Subordinated Lender hereby agree that they will not ask, demand, sue for, take, receive, accept or retain, directly or indirectly, including by exercise of any right of set-off or recoupment, any payment of principal, interest, fees or any other amount due with respect to the Subordinated Indebtedness or the Junior Subordinated Indebtedness, until all of the Senior Indebtedness, and with respect to the Junior Subordinated Lender, all of the Subordinated Indebtedness, is indefeasibly paid in full in cash; provided, that, notwithstanding the foregoing, but subject in all respects to the other terms and provisions hereof, Subordinated Lender may accept from MTLG Investments, when due on a non-accelerated basis, regularly scheduled payments of (i) current accrued and unpaid interest on the Subordinated Indebtedness owing to it at a rate not in excess of 10% per annum in accordance with the terms of the Subordinated Instruments as in effect on the date hereof and (ii) principal of the Subordinated Indebtedness in accordance with the terms of the Subordinated Instruments as in effect on the date hereof, but only to the extent that prior to the making of any such payment contemplated by this Section, the Borrowers shall have delivered a compliance certificate in form and substance satisfactory to the Agent and the Banks in their sole discretion, which demonstrates that, after giving effect to any such proposed payment, no Potential Default or Event of Default shall exist under the Credit Agreement; provided, further, that no such payment shall be taken, received, accepted or retained by a Subordinated Lender:

                           (x) from and after the date that Subordinated Lender receives from the Agent a copy of a Senior Payment Default Notice and until the date the Senior Payment Default that is the subject of such Senior Payment Default Notice is cured by MTLG Investments or waived by the Senior Lenders, or

                           (y) from and after the date Subordinated Lender receives from the Agent a copy of a Senior Covenant Default Notice and until the Senior Covenant Default which is the subject of such Senior Covenant Default Notice is cured by MTLG Investments or waived by the Senior Lenders.

     2.3 Proceedings. In the event of any Proceeding, (a) all Senior Indebtedness first shall be indefeasibly paid in full in cash before any payment of or with respect to the Subordinated Indebtedness or the Junior Subordinated Indebtedness shall be made; (b) any payment or other value which, but for the terms hereof, otherwise would be payable or deliverable in respect of the Subordinated Indebtedness or the Junior Subordinated Indebtedness shall be paid or delivered directly to Agent (to be held and/or applied by Agent in accordance with the terms of the Credit Agreement) until all Senior Indebtedness is indefeasibly paid in full, and Subordinated Lender and Junior Subordinated Lender irrevocably authorize, empower and direct all receivers, trustees, liquidators, custodians, conservators and others having authority in the premises to effect all such payments and deliveries and further irrevocably authorize and empower the Agent to demand, sue for, collect and receive every such payment or distribution; (c) Subordinated Lender and Junior Subordinated Lender agree to execute and deliver to Agent all such further instruments requested by Agent confirming the authorization referred to in the foregoing material clause (b); (d) Subordinated Lender and Junior Subordinated Lender agree (i) not to waive, release or compromise any claim of a Subordinated Lender in respect of the Subordinated Indebtedness or of Junior Subordinated Lender in respect of Junior Subordinated Indebtedness without the prior written consent of the Agent and (ii) to take all actions as the Agent reasonably may request in order to enable the Agent to enforce all claims upon or in respect of the Subordinated Indebtedness for the benefit of the Senior Lenders and (e) each of Subordinated Lender and Junior Subordinated Lender agree to execute, verify, deliver and file any proofs of claim in respect of the Subordinated Indebtedness and Junior Subordinated Indebtedness, respectively, for the benefit of the Senior Lenders within at least twenty (20) Business Days prior to any claims bar date in a Proceeding of the Borrowers or MTLG Investments, and if Subordinated Lender and Junior Subordinated Lender fail to so act within such period, the Agent shall be, and hereby irrevocably is, authorized, empowered and appointed the Lender and attorney-in-fact of Subordinated Lender and Junior Subordinated Lender to take all such actions to execute, verify, deliver and file such proofs of claim.

     2.4 Incorrect Payments. If any payment not permitted under Section 2.2 is received by Subordinated Lender or Junior Subordinated Lender on account of the Subordinated Indebtedness and Junior Subordinated Indebtedness, respectively, before all Senior Indebtedness or Subordinated Indebtedness, as applicable, is indefeasibly paid in full in cash, such payment shall not be commingled with any asset of Subordinated Lender or Junior Subordinated Lender, as applicable, and shall be held in trust by such Subordinated Lender or Junior Subordinated Lender for the benefit of the Senior Lenders or the Subordinated Lender, as applicable, and shall be paid over to the Agent or the Subordinated Lender, as applicable, for application (in accordance with the Credit Agreement) to the payment of the Senior Indebtedness or the Subordinated Indebtedness, as applicable, then remaining unpaid, until all of the Senior Indebtedness or Subordinated Indebtedness, as applicable, is indefeasibly paid in full in cash.

     2.5 Sale, Transfer. Neither Subordinated Lender nor Junior Subordinated Lender shall sell, assign, dispose of or otherwise transfer all or any portion of the Subordinated Indebtedness and Junior Subordinated Indebtedness, respectively, unless, prior to the consummation of any such action, the transferee thereof executes and delivers to the Agent an agreement substantially identical to this Agreement, providing for the continued subordination and forbearance of the Subordinated Indebtedness and Junior Subordinated Indebtedness, respectively, to the Senior Indebtedness, and providing for the continued subordination and forbearance of the Junior Subordinated Indebtedness to the Subordinated Indebtedness as provided herein and for the continued effectiveness of all of the rights of Senior Lenders arising under this Agreement. Notwithstanding the failure to execute or deliver any such agreement, the subordination effected hereby shall survive any sale, assignment, disposition or other transfer of all or any portion of the Subordinated Indebtedness and Junior Subordinated Indebtedness, respectively, and the terms of this Agreement shall be binding upon the successors and assigns of each Subordinated Lender and Junior Subordinated Lender, as provided in Section 9 below.

     2.6 Legends. Until the Senior Indebtedness is indefeasibly paid in full in cash and the Commitments have terminated, each of the Subordinated Instruments at all times shall contain in a conspicuous manner the following legend:

     "The obligations evidenced hereby are subordinate in the manner and to the extent set forth in that certain Amended and Restated Intercreditor Agreement (the "Intercreditor Agreement") dated as of February 2, 2001, among PNC Bank, National Association, as Lender, United Technologies Optical Systems, Inc., as Subordinated Lender, C. Harry Knowles and Janet Knowles, together as Junior Subordinated Lender, Metrologic Instruments, Inc. and Adaptive Optics Associates, Inc., as Borrowers and MTLG Investments, Inc., as Guarantor, to the indebtedness and other liabilities owed by Metrologic Instruments, Inc., Adaptive Optics Associates, Inc.
     and MTLG Investments, Inc. under and pursuant to the Credit Agreement, dated as of January 8, 2001, and each related "Loan Document" (as defined therein), and each holder hereof, by its acceptance hereof, acknowledges and agrees to be bound by the provisions of the Intercreditor Agreement."

     2.7 Restriction on Action by Subordinated Lender and Junior Subordinated Lender.

          (a) Until the Senior Indebtedness is indefeasibly paid in full in cash and the Commitments have terminated, and notwithstanding anything contained in the Subordinated Instruments, the Credit Agreement or the Loan Documents to the contrary, neither Subordinated Lender nor Junior Subordinated Lender shall enforce any provision contained in the Subordinated Instruments the effect of which is to, and neither the Subordinated Lender nor Junior Subordinated Lender shall agree to or permit any amendment or modification of, or supplement to, the Subordinated Instruments as in effect on the date hereof, the effect of which is to (i) increase the rate of interest on or fees payable in respect of the Subordinated Indebtedness, (ii) require any principal payments of the Subordinated Indebtedness prior to the time otherwise due in accordance with the terms thereof, (iii) shorten the final maturity date of the Subordinated Indebtedness,
          (iv) increase the principal amount of the Subordinated Indebtedness,
          (v) otherwise than as currently contemplated by the Subordinated Instruments, secure the Subordinated Indebtedness or Junior Subordinated Indebtedness with the grant of any security interests, mortgage liens or other collateral assignments on the property of the Borrowers or any Guarantor, or (vi) make the covenants and events of default contained in the Subordinated Instruments materially more restrictive than those in effect on the date hereof.

          (b) Neither Subordinated Lender nor Junior Subordinated Lender shall take any Subordinated Collection Action, upon the occurrence and during the continuance of a Subordinated Default or otherwise, until the earliest to occur of any of the following:

                           (i) the Senior Indebtedness is indefeasibly paid in full in cash and the Commitments have terminated; or

                           (ii) commencement of a Proceeding (so long as such Proceeding was not initiated by or at the request of Subordinated Lender, Junior Subordinated Lender or any other Persons acting in concert with either of them), provided, that, notwithstanding anything to the contrary contained in this Agreement or any of the Subordinated Instruments, unless and until all Senior Indebtedness has been paid in full in cash and the Commitments have terminated, all distributions or other proceeds of any Subordinated Collection Action received by Subordinated Lender or Junior Subordinated Lender shall be subject to the terms of this Agreement and paid or delivered to the Agent, as provided herein; and provided further, that if the Senior Indebtedness is accelerated, Subordinated Lender may immediately thereafter accelerate the Subordinated Indebtedness and take only such actions as are expressly permitted herein and if the Subordinated Indebtedness is accelerated, Junior Subordinated Lender may immediately thereafter accelerate the Junior Subordinated Indebtedness and take only such actions as are expressly permitted herein.

          (c) Subordinated Lender and Junior Subordinated Lender hereby consent to any foreclosure, collection, recovery, or similar action by Agent or the Senior Lenders against any property of the Borrowers or any Guarantor, regardless whether or not Senior Lenders have a Lien thereon or any such purported Lien is contested or invalid.

          (d) As between Senior Lenders, Junior Subordinated Lender and the Subordinated Lender, and until the Senior Indebtedness is indefeasibly paid in full in cash and the Commitments have terminated, the Senior Lenders and the Agent shall have the sole and exclusive right to control, administer, account for, and otherwise deal with the Collateral and to determine the manner of every sale or other disposition of the Collateral upon enforcement of any Lien thereon or the enforcement of any other right or remedy with respect thereto. Without the prior written consent of Agent, which Agent may grant or withhold in its sole discretion, until the Senior Indebtedness is indefeasibly paid in full in cash and the Commitments have terminated, Subordinated Lender and Junior Subordinated Lender shall not: (i) take any action to foreclose on or liquidate any Lien in or enforce any other rights with respect to any property of the Borrowers or any Guarantor prior to the taking of any enforcement action against such property by Agent and thereafter only to the extent of commencing such legal proceedings as are necessary to prevent the waiver or lapse of its rights with respect to such property, but subject at all times to the Agent's rights hereunder to determine the disposition of such property in accordance with the terms hereof, or (ii) collect, receive, demand possession or payment of, or sue on any property of the Borrowers or any Guarantor, or the proceeds thereof other than in a manner consistent with the terms hereof. Subject to the terms of the Credit Agreement, Agent shall have the exclusive rights, upon prior written notice to, but without the prior written consent of, Subordinated Lender and Junior Subordinated Lender to adjust and settle any insurance claim with respect to any item or aspect of the Collateral, and to determine whether to apply insurance proceeds to the repair, restoration, or replacement of the affected Collateral or to the repayment of the Senior Indebtedness. Agent may enforce the Liens on the Collateral without having first enforced or exhausted any other right or remedy against either the Borrowers, any Guarantor or any other Person. Agent may foreclose or otherwise collect on the Collateral in any order which it in its sole discretion deems appropriate. Agent shall not be required to marshal any Collateral for the benefit of Subordinated Lender and Junior Subordinated Lender and Subordinated Lender and Junior Subordinated Lender waive any rights with respect thereto. Subordinated Lender and Junior Subordinated Lender shall have no right to contest or object to any action taken by the Agent if such sale or disposition was conducted in a commercially reasonable manner and in compliance with applicable provisions of the Uniform Commercial Code as adopted in the State of New Jersey or any other applicable jurisdiction. Subordinated Lender and Junior Subordinated Lender shall have no right to contest or object to the terms or conditions of any sale or disposition of any property of the Borrowers or any Guaranty pursuant to or in connection with any Proceeding, if such terms and conditions have been approved by Agent and by the court with jurisdiction over such proceeding, or if the proceeds of such sale or disposition are to be distributed, or held subject to the Liens in favor of the Agent and the Senior Lenders, in accordance with this Agreement.

          (e) Until the Senior Indebtedness is indefeasibly paid in full in cash and the Commitments have terminated, Subordinated Lender and Junior Subordinated Lender shall not in any manner challenge or consent to or cooperate with any challenge of any nature to this Agreement, the Credit Agreement or any other Loan Documents, or the rights of the Agent or the Senior Lenders in or to any property of the Borrowers or any Guarantor.

          (f) Until the Senior Indebtedness is indefeasibly paid in full in cash and the Commitments have terminated, all amendments to the terms, conditions, and provisions of the Subordinated Instruments shall at all times be subject to the satisfaction of the Agent.

     2.8  Subrogation.

          (a) Subject to the indefeasible payment in full in cash of all Senior Indebtedness and termination of the Commitments and to the extent that amounts payable under the Subordinated Indebtedness have been used to pay Senior Indebtedness, Subordinated Lender shall be subrogated to the rights of Senior Lenders to receive payments or distributions of assets of the Borrowers applicable to the Senior Indebtedness until the principal of, and interest and premium, if any, on, and all other amounts payable in respect of the Subordinated Indebtedness shall be paid in full. For purposes of such subrogation, no payment or distribution to Senior Lenders under the provisions hereof to which Subordinated Lender would have been entitled but for the provisions of this Agreement, and no payment pursuant to the provisions of this Agreement to Senior Lenders by Subordinated Lender, as among Borrowers and their respective creditors other than Senior Lenders, shall be deemed to be a payment by Borrowers to or on account of the Senior Indebtedness. Notwithstanding the foregoing provisions of this Section 2.8, the holders of the Subordinated Indebtedness shall have no claim against Senior Lenders for any impairment of any subrogation rights herein granted to the holders of the Subordinated Indebtedness.

          (b) Subject to the indefeasible payment in full in cash of all Subordinated Indebtedness and to the extent that amounts payable under the Junior Subordinated Indebtedness have been used to pay Subordinated Indebtedness, Junior Subordinated Lender shall be subrogated to the rights of Subordinated Lender to receive payments or distributions of assets of the Borrowers applicable to the Subordinated Indebtedness until the principal of, and interest and premium, if any, on, and all other amounts payable in respect of the Junior Subordinated Indebtedness shall be paid in full. For purposes of such subrogation, no payment or distribution to Subordinated Lender under the provisions hereof to which Junior Subordinated Lender would have been entitled but for the provisions of this Agreement, and no payment pursuant to the provisions of this Agreement to Subordinated Lender by Junior Subordinated Lender, as among Borrowers and their respective creditors other than Subordinated Lender, shall be deemed to be a payment by Borrowers to or on account of the Subordinated Indebtedness. Notwithstanding the foregoing provisions of this Section 2.8(b), the holders of the Junior Subordinated Indebtedness shall have no claim against Subordinated Lender for any impairment of any subrogation rights herein granted to the holders of the Junior Subordinated Indebtedness.

3. Continued Effectiveness of this Agreement. The terms of this Agreement, the subordination effected hereby, and the rights and the obligations of Junior Subordinated Lender, Subordinated Lender, the Agent and the Senior Lenders arising hereunder, shall not be affected, modified or impaired in any manner or to any extent by: (a) any amendment or modification of or supplement to the Credit Agreement, the Loan Documents or any of the Subordinated Instrument, as the case may be, and Subordinated Lender and Junior Subordinated Lender, hereby irrevocably consent to and waive any claim they may have as a result of any such amendment, modification or supplement; (b) the validity or enforceability of any of such documents; or (c) any exercise or non-exercise of any right, power or remedy under the Credit Agreement, the Loan Documents or any of the Subordinated Instruments, as the case may be, or in respect of the Senior Indebtedness, Subordinated Indebtedness or Junior Subordinated Indebtedness, respectively. The Senior Indebtedness shall continue to be treated as Senior Indebtedness and the provisions of this Agreement shall continue to govern the relative rights and priorities of Senior Lenders, Subordinated Lender and Junior Subordinated Lender even if all or part of the Liens securing the Senior Indebtedness are subordinated, set aside, avoided or disallowed in connection with any Proceeding (or if all or part of the Senior Indebtedness is subordinated, set aside, avoided or disallowed in connection with any Proceeding as a result of the fraudulent conveyance or fraudulent transfer provisions under the Bankruptcy Code or under any state fraudulent conveyance or fraudulent transfer statute or if any interest accruing on the Senior Indebtedness following the commencement of such Proceeding is otherwise disallowed) and this Agreement shall be reinstated if at any time any payment of any of the Senior Indebtedness is rescinded or must otherwise be returned by any holder of Senior Indebtedness or any representative of such holder.

4. Representations and Warranties of Subordinated Lender. Subordinated Lender hereby represents and warrants to the Senior Lenders as follows:

     4.1 Existence and Power. It is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization.

     4.2 Authority. It has full power and authority to enter into, execute, deliver and carry out the terms of this Agreement and to incur the obligations provided for herein, all of which have been duly authorized by all proper and necessary action and are not prohibited by the organizational instruments of Subordinated Lender.

     4.3 Binding Agreements. This Agreement, when executed and delivered, will constitute the valid and legally binding obligation of Subordinated Lender, enforceable in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by equitable principles.

     4.4 No Conflicts. Subordinated Lender is the current owner and holder of the Subordinated Indebtedness payable to Subordinated Lender free and clear of any Liens. No provisions of any mortgage, indenture, contract, agreement, statute, rule, regulation, judgment, decree or order binding on a Subordinated Lender or affecting the property of Subordinated Lender conflicts with, or requires any consent which has not already been obtained under, or would in any way prevent the execution, delivery or performance of the terms of this Agreement. No pending or, to the best of Subordinated Lender's knowledge, threatened, litigation, arbitration or other proceedings if adversely determined would in any way prevent the performance of the terms of this Agreement.

5. Representations and Warranties of Junior Subordinated Lender. Junior Subordinated Lender represents to Senior Lender and Subordinated Lender as follows:

     5.1 Authority. It has full power and authority to enter into, execute, deliver and carry out the terms of this Agreement and to incur the obligations provided for herein.

     5.2 Binding Agreements. This Agreement, when executed and delivered, will constitute the valid and legally binding obligation of Junior Subordinated Lender, enforceable in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by equitable principles.

     5.3 No Conflicts. Junior Subordinated Lender is the current owner and holder of the Junior Subordinated Indebtedness. No provisions of any mortgage, indenture, contract, agreement, statute, rule, regulation, judgment, decree or order binding on a Junior Subordinated Lender or affecting the property of Junior Subordinated Lender conflicts with, or requires any consent which has not already been obtained under, or would in any way prevent the execution, delivery or performance of the terms of this Agreement. No pending or, to the best of Junior Subordinated Lender's knowledge, threatened, litigation, arbitration or other proceedings if adversely determined would in any way prevent the performance of the terms of this Agreement.

6. Cumulative Rights, No Waivers. Each and every right, remedy and power granted to the Agent and the Senior Lenders hereunder shall be cumulative and in addition to any other right, remedy or power specifically granted herein, in the Credit Agreement, the Loan Documents or in the Subordinated Instruments or now or hereafter existing in equity, at law, by virtue of statute or otherwise, and may be exercised by the Agent and the Senior Lenders, from time to time, concurrently or independently and as often and in such order as the Agent and the Senior Lenders may deem expedient. Any failure or delay on the part of the Agent and the Senior Lenders in exercising any such right, remedy or power, or abandonment or discontinuance of steps to enforce the same, shall not operate as a waiver thereof or affect the Agent's or the Senior Lenders' right thereafter to exercise the same, and any single or partial exercise of any such right, remedy or power shall not preclude any other or further exercise thereof or the exercise of any other right, remedy or power, and no such failure, delay, abandonment or single or partial exercise of the Agent's or the Senior Lenders' rights hereunder shall be deemed to establish a custom or course of dealing or performance among the parties hereto.

7. Modification. Any modification, termination or waiver of any provision of this Agreement, or any consent to any departure by the Senior Lenders, Subordinated Lender or Junior Subordinated Lender therefrom, shall not be effective in any event unless the same is in writing and signed by the Agent and the Senior Lenders, Subordinated Lender and Junior Subordinated Lender, and then such modification, termination, waiver or consent shall be effective only in the specific instance and for the specific purpose given. Any notice to or demand on Subordinated Lender or Junior Subordinated Lender of any event not specifically required of Agent hereunder shall not entitle such Subordinated Lender nor Junior Subordinated Lender to any other or further notice or demand in the same, similar or other circumstances unless specifically required hereunder.

8. Notices. All notices under this Agreement shall be in writing and shall be
(a) delivered in person, (b) sent by telecopy or (c) mailed, postage prepaid, either by registered or certified mail, return receipt requested, or by overnight express courier, addressed as follows:

         To Subordinated Lender:
                                  United Technologies Optical Systems, Inc.
                                  c/o Hamilton Standard
                                  1 Hamilton Road
                                  Windsor Locks, CT  06096
                                  Attention:  Vice President and General Counsel
                                  Telephone: (860) 654-6000
                                  Telecopy: (860) 654-2614

         If to the Borrowers:
                                  Metrologic Instruments, Inc.
                                  90 Coles Road
                                  Blackwood, NJ  08012
                                  Attention: Thomas E. Mills IV
                                  Telephone: (856) 228-8100
                                  Telecopy: (856) 228-0653

                                  Adaptive Optics Associates, Inc.
                                  90 Coles Road
                                  Blackwood, NJ  08012
                                  Attention: Thomas E. Mills IV
                                  Telephone: (856) 228-8100
                                  Telecopy: (856) 228-0653

         If to the Guarantor:
                                  MTLG Investments, Inc.
                                  3411 Silverside Road
                                  Wilmington, DE  19810
                                  Attention: Thomas E. Mills IV
                                  Telephone: (856) 228-8100
                                  Telecopy: (856) 228-0653

         Junior Subordinated Lender:
                                  425 East Linden Street
                                  Moorestown, New Jersey  08057
                                  Telephone: (856) 234-5143
                                  Telecopy: (856) 439-0838

         To the Agent or any
         Senior Lender:           PNC BANK, NATIONAL ASSOCIATION
                                  Corporate Banking Division
                                  1950 East Route 70, 3rd Floor
                                  Cherry Hill, NJ  08003
                                  Attention: Ms. Denise Viola-Monahan
                                  Telephone:  (856) 489-2972
                                  Telecopy: (856) 489-2785

or to any other address or telecopy number as such party shall designate in a notice to the other party hereto. All notices sent pursuant to the terms of this Section 8 shall be deemed received (a) if personally delivered, then on the Business Day of delivery, (b) if sent by telecopy, on the day sent if a Business Day or if such day is not a Business Day, then on the next Business Day, (c) if sent by registered or certified mail, on the earlier of the third Business Day following the day sent or when actually received or (d) if sent by overnight, express courier, on the next Business Day immediately following the day sent. Any notice by telecopy shall be followed by delivery of a copy of such notice on the next Business Day by overnight, express courier or by personal delivery.

9. Severability. In the event that any provision of this Agreement is deemed to be invalid by reason of the operation of any law or by reason of the interpretation placed thereon by any court or governmental authority, this Agreement shall be construed as not containing such provision and the invalidity of such provision shall not affect the validity of any other provisions hereof, and any and all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.

10. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Agent, the Senior Lenders, Subordinated Lender and Junior Subordinated Lender.

11. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which taken together shall be one and the same instrument.

12. Defines Rights of Creditors. The provisions of this Agreement are solely for the purpose of defining the relative rights of the Agent, the Senior Lenders, Subordinated Lender and Junior Subordinated Lender and shall not be deemed to create any rights or priorities in favor of any other Person, including, without limitation, the Borrowers.

13. Conflict. In the event of any conflict between any term, covenant or condition of this Agreement and any term, covenant or condition of any of the Subordinated Instruments, the Credit Agreement and the Loan Documents, the provisions of this Agreement shall control and govern. For purposes of this
Section 13, to the extent that any provisions of any of the Subordinated Instruments provide rights, remedies and benefits to Senior Lender that exceed the rights, remedies and benefits provided to Senior Lenders under this Agreement, such provisions of the applicable Subordinated Instruments shall be deemed to supplement (and not to conflict with) the provisions hereof.

14. Statements of Indebtedness. Upon demand by the Agent, Subordinated Lender will furnish to the Agent a statement of the indebtedness owing from MTLG Investments to Subordinated Lender. The Senior Lenders may rely without further investigation upon such statements. Upon demand by Subordinated Lender, the Agent will furnish to Subordinated Lender a statement of the indebtedness owing from the Borrowers or the Guarantor to the Senior Lenders. Subordinated Lender may rely without further investigation upon such statements.

15. Headings. The paragraph headings used in this Agreement are for convenience only and shall not affect the interpretation of any of the provisions hereof.

16. Termination. This Agreement shall terminate upon the earlier to occur of
(a) indefeasible payment in full in cash of the Senior Indebtedness and the termination of the Commitments or (b) such earlier date as shall be expressly agreed to in a writing executed by the Agent, the Senior Lenders, Subordinated Lender and Junior Subordinated Lender.

17.      Bailee for Perfection.

(a) The Agent shall hold that portion, if any, of the Collateral, as to which perfection of the lien of the Subordinated Lender and Junior Subordinated Lender in such Collateral requires possession by the Subordinated Lender and Junior Subordinated Lender (the "Possessed Collateral") as bailee for the Subordinated Lender and Junior Subordinated Lender solely for the purpose of perfecting and keeping perfected the security interest granted to the Subordinated Lender and Junior Subordinated Lender in the Possessed Collateral pursuant to the Subordinated Instruments. In connection therewith, the Agent shall take such actions as are reasonably requested by the Subordinated Lender and Junior Subordinated Lender to perfect and maintain the priority of the Liens of the Subordinated Lender and Junior Subordinated Lender in the Possessed Collateral, provided such requests do not impair the prior Liens of the Agent in the Possessed Collateral or violate the requirements of the Credit Agreement or the Loan Documents.

(b) The duties and responsibilities of the Agent to the Subordinated Lender and Junior Subordinated Lender with respect to the Collateral shall be limited solely to those set forth in paragraph (a) above. In no event shall the Agent be liable for its actions with respect to the Collateral except for gross negligence or willful misconduct.

(c) Upon indefeasible payment in full in cash of the Senior Indebtedness, the Agent shall deliver possession of the Possessed Collateral to the Subordinated Lender or as otherwise ordered by a court and shall take all actions necessary to transfer all right, title and interest in the Collateral to the Subordinated Lender.

18. SUBMISSION TO JURISDICTION. THE AGENT AND THE SENIOR LENDERS MAY ENFORCE ANY CLAIM ARISING OUT OF THIS AGREEMENT, THE CREDIT AGREEMENT OR THE RELATED DOCUMENTS IN ANY STATE OR FEDERAL COURT HAVING SUBJECT MATTER JURISDICTION AND LOCATED IN CHERRY HILL, NEW JERSEY. FOR THE PURPOSE OF ANY ACTION OR PROCEEDING INSTITUTED WITH RESPECT TO ANY SUCH CLAIM, SUBORDINATED LENDER AND JUNIOR SUBORDINATED LENDER HEREBY IRREVOCABLY SUBMIT TO THE JURISDICTION OF SUCH COURTS. SUBORDINATED LENDER AND JUNIOR SUBORDINATED LENDER FURTHER IRREVOCABLY CONSENT TO THE SERVICE OF PROCESS OUT OF SAID COURTS BY MAILING A COPY THEREOF, BY REGISTERED MAIL, POSTAGE PREPAID, TO SUBORDINATED LENDER AND JUNIOR SUBORDINATED LENDER AT THE ADDRESS SET FORTH IN PARAGRAPH 8 ABOVE, NOTWITHSTANDING THAT SUCH ADDRESSES MAY BE LOCATED OUTSIDE THE STATE OF NEW JERSEY, AND AGREES THAT SUCH SERVICE, TO THE FULLEST EXTENT PERMITTED BY LAW,
(A) SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THEM IN ANY SUCH SUIT, ACTION OR PROCEEDING AND (B) SHALL BE TAKEN AND HELD TO BE VALID PERSONAL SERVICE UPON AND PERSONAL DELIVERY TO THEM. NOTHING HEREIN CONTAINED SHALL AFFECT THE RIGHT OF THE AGENT AND THE SENIOR LENDERS TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR PRECLUDE THE AGENT AND THE SENIOR LENDERS FROM BRINGING AN ACTION OR PROCEEDING IN RESPECT HEREOF IN ANY OTHER COUNTRY, STATE OR PLACE HAVING JURISDICTION OVER SUCH ACTION. SUBORDINATED LENDER AND JUNIOR SUBORDINATED LENDER HEREBY IRREVOCABLY WAIVE, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH THEY MAY HAVE OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT LOCATED IN CHERRY HILL, NEW JERSEY AND ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

19. GOVERNING LAW. THIS AGREEMENT SHALL BE A CONTRACT MADE UNDER AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW JERSEY WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

20. JURY TRIAL. EACH PARTY HERETO HEREBY EXPRESSLY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS AGREEMENT OR UNDER ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR ARISING FROM ANY RELATIONSHIP EXISTING IN CONNECTION WITH THIS AGREEMENT, AND AGREES THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

21. TIME OF ESSENCE. TIME IS OF THE ESSENCE FOR THE PERFORMANCE BY THE AGENT, THE SENIOR LENDERS, THE JUNIOR SUBORDINATED LENDER AND SUBORDINATED LENDER OF THE OBLIGATIONS SET FORTH IN THIS AGREEMENT.

22. No Partnership or Fiduciary Relationship. Nothing contained in this Agreement, and no action taken by any party pursuant hereto, is intended to constitute or shall be deemed to constitute a partnership, association, joint venture, or other entity among the Senior Lenders, on the one hand, and the Subordinated Lender or Junior Subordinated Lender, on the other hand, and the parties hereby expressly waive and agree not to enforce any such relationship (or obligations related thereto). The Agent shall not have by reason of this Agreement or any other document a fiduciary relationship in respect of the Subordinated Lender or Junior Subordinated Lender.


                                              [SIGNATURE PAGES FOLLOW]

       IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

                                               PNC BANK, NATIONAL ASSOCIATION,
                                               individually and as Agent


                                               By: /s/Denise V. Monahan
                                               Name: Denise Viola-Monahan
                                               Title: Vice President


                                               UNITED TECHNOLOGIES OPTICAL
                                               SYSTEMS, INC.

                                               By: /s/William E. Rosenthal
                                               Name: William E. Rosenthal
                                               Title: Assistant Secretary




                                               /s/ C. Harry Knowles
                                                  C. Harry Knowles




                                               /s/ Janet Knowles
                                                   Janet Knowles

(176938-2)
                          ACKNOWLEDGMENT AND AGREEMENT

     The undersigned, Metrologic Instruments, Inc., a New Jersey corporation and Adaptive Optics Associates, Inc., a Delaware corporation, hereby (i) acknowledges receipt of a copy of the foregoing Amended and Restated Intercreditor Agreement and (ii) acknowledges and consents to all of the terms and provisions thereof.

                                               METROLOGIC INSTRUMENTS, INC.

                                               By: /s/Thomas E. Mills IV
                                               Name: Thomas E. Mills IV
                                               Title: President



                                               ADAPTIVE OPTICS ASSOCIATES, INC.

                                               By: /s/Thomas E. Mills IV
                                               Name: Thomas E. Mills IV
                                               Title: Chief Operating Officer



Dated:  February 8, 2001

                          ACKNOWLEDGMENT AND AGREEMENT

     The undersigned, MTLG Investments, Inc., a Delaware corporation, hereby
(i) acknowledges receipt of a copy of the foregoing Amended and Restated Intercreditor Agreement and (ii) acknowledges and consents to all of the terms and provisions thereof.

                                                     MTLG INVESTMENTS, INC.



                                                     By: /s/Thomas E. Mills IV
                                                     Name: Thomas E. Mills IV
                                                     Title: Vice President
Dated:  February 8, 2001

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

   Metrologic Instruments GmbH, a German corporation

   Metro (Suzhou) Technologies Co., Ltd., a China corporation

   Metrologic Eria Iberica SL, a Spain corporation

   Metrologic Italia S.r.l., an Italy corporation

   Metrologic Eria France S.A., a France corporation

   Metrologic Instruments UK Limited, a United Kingdom corporation

   MetroAsia Resources, Inc., a Taiwan corporation

   Adaptive Optics Associates, Inc., a Delaware corporation
    (effective January 8, 2001)

   Metrologic Japan Co. Ltd., a Japan corporation

EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89376) pertaining to Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement (Form S-8 No. 33-86670) pertaining to Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated February 21, 2001 with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2000.

                                                /s/ Ernst & Young LLP






Philadelphia, Pennsylvania
March 28, 2001