Form 10-Q
period 2001-03-31
METROLOGIC INSTRUMENTS INC
filed 2001-05-16
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 15, 2001 there were 5,456,628 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                    3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 2001 and 2000              4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000              5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            12

Part II - Other Information

         Item 1.  Legal Proceedings                                      13

         Item 2.  Changes in Securities                                  15

         Item 3.  Defaults upon Senior Securities                        15

         Item 4.  Submission of Matters to a Vote of Security Holders    15

         Item 5.  Other Information                                      15

         Item 6.  Exhibits and Reports on Form 8-K                       15

Signatures                                                               16

Exhibit Index                                                            17

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       March 31,  December 31,
Assets                                                   2001         2000
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  4,718     $  2,332
        Accounts receivable, net of allowance            26,353       26,593
        Inventory                                        20,779       26,898
        Deferred income taxes                             1,025        1,356
        Other current assets                              1,777        4,025
                                                       --------     --------
     Total current assets                                54,652       61,204

     Property,  plant and equipment, net                 14,452       10,459
     Patents and trademarks,  net of amortization         3,174        3,013
     Holographic technology,  net of amortization           571          600
     Advance license fee, net of amortization             1,500        1,529
     Goodwill, net of amortization                       14,487        4,317
     Other assets                                         1,094          701
                                                       --------     --------
     Total assets                                      $ 89,930     $ 81,823
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $      -     $    174
        Current portion of notes payable                  2,233        2,531
        Accounts payable                                  6,049        5,188
        Accrued expenses                                  9,697       11,739
                                                       --------     --------
     Total current liabilities                           17,979       19,632

     Lines of credit, net of current portion             13,144       17,689
     Notes payable,  net of current portion              28,629        7,645
     Deferred income taxes                                  573          565
     Other liabilities                                      541          529

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,454,237 and 5,451,092 shares
            issued and outstanding in 2001 and 2000,
            respectively                                     55           54
        Additional paid-in capital                       17,579       17,562
        Retained earnings                                14,629       20,703
        Accumulated other comprehensive loss             (3,199)      (2,556)
                                                       --------     --------
        Total shareholders' equity                       29,064       35,763
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 89,930     $ 81,823
                                                       ========     ========





                       See Notes to Financial Statements

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                Three Months Ended March 31,
                                                 --------------------------
                                                   2001              2000
                                                 --------          --------
                                                         (unaudited)

Sales                                            $ 29,784          $ 22,332
Cost of sales                                      27,722            13,215
                                                 --------          --------
Gross profit                                        2,062             9,117

Selling, general and administrative expenses        8,898             5,770
Research and development expenses                   1,769             1,332
                                                 --------          --------
Operating (loss) income                            (8,605)            2,015

Other (expenses) income
    Interest income                                    80                71
    Interest expense                               (1,181)             (139)
    Foreign currency transaction (loss) gain          (77)               13
    Other,  net                                       (29)              (67)
                                                 --------          --------
    Total other (expense) income                   (1,207)             (122)
                                                 --------          --------
(Loss) income before provision
  for income taxes                                 (9,812)            1,893

Provision for income taxes                         (3,738)              681
                                                 --------          --------
Net (loss) income                                 $(6,074)         $  1,212
                                                 ========          ========
Basic (loss) earnings per share
     Weighted average shares outstanding        5,453,678         5,420,321
                                                 ========          ========
     Basic (loss) earnings per share             $  (1.11)         $   0.22
                                                 ========          ========
Diluted (loss) earnings per share
     Weighted average shares outstanding        5,453,678         5,420,321
     Net effect of dilutive securities                  -           161,389
                                                 --------          --------
     Total shares outstanding used in
        computing diluted earnings per share    5,453,678         5,581,710
                                                 ========          ========
     Diluted (loss) earnings per share           $  (1.11)         $   0.22
                                                 ========          ========



                       See Notes to Financial Statements

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (amounts in thousands)


                                                  Three Months Ended March 31,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
                                                           (unaudited)

Operating activities

Net cash provided by (used in)
  operating activities                             $  6,773            $(3,154)

Investing activities

Purchase of property,  plant and equipment             (404)              (818)
Patents and trademarks                                 (220)              (178)
Other intangibles                                       357                  -
Cash paid for purchase of business,
  net of cash acquired                              (19,739)            (1,196)
                                                    -------            -------
Net cash used in investing activities               (20,006)            (2,192)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        17                106
Proceeds from issuance of notes payable              31,162                610
Principal payments on notes payable                 (10,350)              (175)
Net (payments) proceeds from line of credit          (4,719)             5,260
Capital lease payments                                  (23)               (23)
                                                    -------            -------
Net cash provided by financing activities            16,087              5,778

Effect of exchange rates on cash                       (468)              (166)
                                                    -------            -------
Net increase in cash and
     cash equivalents                                 2,386                266
Cash and cash equivalents at beginning of period      2,332              6,970
                                                    -------            -------
Cash and cash equivalents at end of period         $  4,718            $ 7,236
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $    434            $    85

     Cash paid for income taxes                    $     20            $   263


                       See Notes to Financial Statements

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                                  (Unaudited)

1.       Business

     Metrologic Instruments, Inc. and its subsidiaries (the "Company") designs, manufactures and markets bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. Metrologic offers expertise in 1D and 2D bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. In addition to its extensive line of bar code scanning and vision system equipment, the company also provides laser beam delivery and control systems to semi-conductor and fiber optic manufacturers, as well as a variety of highly sophisticated optical systems. Metrologic products are sold in more than 100 countries worldwide through Metrologic's sales, service and distribution offices located in North and South America, Europe and Asia.

2.       Accounting Policies

Interim Financial Information

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2000 contained therein.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Cost of Sales

         Cost of sales for the three months ended March 31, 2001 included $10,040 of special charges and other costs as follows: $4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company.

4.        Inventory

     Inventory consists of the following:


                                         March 31, 2001     December 31, 2000
                                       ------------------   ------------------


         Raw materials                      $  9,435             $  9,694
         Work-in-process                       4,888                6,380
         Finished goods                        6,456               10,824
                                              ------               ------
                                              20,779               26,898
                                              ------               ------

5.        Comprehensive (Loss) Income

     The Company's total comprehensive (loss) earnings were as follows:

                                                   Three Months Ended
                                                        March 31,
                                                 2001              2000
                                               --------          --------


         Net (loss) earnings                   $ (6,074)         $  1,212
         Other comprehensive losses:
            Change in equity due to foreign
             currency translation adjustments      (643)             (826)
                                                 ------            ------
         Comprehensive (loss) earnings         $ (6,717)         $    386
                                                 ------            ------

6. Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2001. One customer accounted for 11.1% of revenues in the three months ended March 31, 2000.

The Company manages its business on a geographic basis and has principal operations in the United States and Europe. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.


                   United States Operations               European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended March 31, 2001:

Sales             $16,007   $  482    $ 3,558   $20,047   $ 9,737    $29,784

Loss before
provision
for income taxes                                $(9,156)  $  (656)   $(9,812)

Identifiable
 assets           $ 73,845       -          -   $73,845   $16,085    $89,930

Three months ended March 31, 2000:

Sales             $11,643   $584      $ 2,074   $14,301   $ 8,031    $22,332

Income (loss)
before provision
for income taxes                                $ 2,240   $  (347)   $ 1,893

Identifiable
 assets           $51,741       -            -  $51,741   $12,372    $64,113


7. Acquisition

On January 8, 2001, the Company acquired all of the outstanding stock of Adaptive Optics Associates, Inc. ("AOA"), a developer and manufacturer of custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspections and scanning and dimensioning systems for the aerospace and defense industry. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of AOA's operations from January 8, 2001 are reflected in the income statement for the three months ended March 31, 2001. The excess purchase price over the fair value of net assets acquired was approximately $10,671 and is being amortized over a straight-line basis over 10 years.

The unaudited pro forma condensed results of operations combine the historical consolidated statements of operations for Metrologic and AOA for the three months ended March 31, 2001 as if the acquisition was consummated on January 1, 2000.

The unaudited pro forma financial statements do not purport to represent what Metrologic's financial position or results of operations would actually have been if the acquisition of AOA occurred at such date or at the beginning of the period indicated or to project Metrologic's financial position or results of operations at any future date or for any future period, nor do these pro forma combined financial statements give effect to any matters other than those described in the notes thereto. The final purchase price is subject to adjustment based upon a final determination of working capital. In addition, the allocation of the purchase price to these assets and liabilities of AOA is preliminary and the final allocations may differ from the amounts reflected herein.

             (amounts in thousands except share and per share data)


                                                Pro Forma Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                   2001              2000
                                                 --------          --------

Sales                                            $  30,243         $ 28,088
Operating (loss) income                             (8,592)           1,990
Net (loss) income                                   (6,103)             891

(Loss) earnings per share
   Basic                                             (1.12)            0.16
   Diluted                                           (1.12)            0.16

Weighted average number of shares outstanding
   Basic                                         5,453,678        5,420,321
   Diluted                                       5,453,678        5,581,710


8.  Credit Facility

In connection with the acquisition of Adaptive Optics Associates, Inc.
("AOA") on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of March 31, 2001, the balance outstanding was $19,500.

Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of March 31, 2001, the balance outstanding was $13,144.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $1,250 in 2002 and $3,750 in 2003. Interest rates are fixed at 10%.

Under the Credit Facility, the Company is subject to affirmative and negative covenants. As a result of special charges and other costs reflected in cost of sales for the three months ended March 31, 2001, the Company did not meet certain net worth requirements, however, the Company obtained a waiver and plans to obtain an amendment to the Credit Facility providing for revisions to future net worth calculations.

9.  Adoption of Accounting Standard

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the new Statement effective January 1, 2001. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement did not have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Condensed Consolidated Financial Statements for the three months ended March 31, 2001 and March 31, 2000 are unaudited.

       The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 100 foreign countries.

        Most of the Company's product sales in Western Europe, Asia and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three months ended March 31, 2001 and 2000, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000 (amounts in thousands except per share information)

         Sales increased 33.4% to $29,784 in the three months ended March 31, 2001 from $22,332 in the three months ended March 31, 2000, principally as a result of the addition of sales of AOA. Sales in the three months ended March 31, 2001 were affected by lower average unit selling prices on certain POS products compared to the corresponding period in 2000, which were mostly due to unfavorable foreign exchange fluctuations. The reduction in the value of the euro against the U.S. dollar negatively affected the recorded U.S. dollar value of quarterly European operation sales by approximately 7.2% and quarterly consolidated sales by approximately 2.8% as compared to the corresponding period in 2000. In the first quarter of 2001, the Company instituted a price increase in Europe to mitigate the unfavorable foreign currency effect.

         International sales accounted for $13,777 (46.3% of total sales) in the three months ended March 31, 2001 and $10,689 (47.9% of total sales) in the three months ended March 31, 2000. Two customers accounted for 8.2% and 5.2%, respectively, of the Company's total revenues in the three months ended March 31, 2001. Three customers accounted for 11.1%, 5.2% and 5.1%, respectively of total revenues in the three months ended March 31, 2000.

         Cost of sales increased to $27,722 in the three months ended March 31, 2001 from $13,215 in the three months ended March 31, 2000. In addition to the increased costs of sales associated with the acquisition of AOA, cost of sales for the three months ended March 31, 2001 included $10,040 of special charges and other costs that are not expected to reoccur in subsequent quarters as follows: $4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Similar costs are not anticipated to be included in costs of sales for the remaining three quarters of 2001. Further, cost of sales as a percentage of sales during the three months ended March 31, 2001 was negatively impacted by the reduction in the value of the euro against the U.S. dollar as compared to the corresponding period in 2000.

         Selling, general and administrative ("SG&A") expenses increased 54.2% to $8,898 in the three months ended March 31, 2001 from $5,770 in the three months ended March 31, 2000 and increased as a percentage of sales to 29.9% from 25.8%. The increase in SG&A expenses was due primarily to the addition of AOA expenses, increased amortization expenses related to acquisitions, increased legal costs associated with defending the Company's patents and increased marketing efforts, which include costs associated with the Company's Concert(tm) program, a business partner program used to market and promote the Company's products.

         Research and development ("R&D") expenses increased 32.8% to $1,769 in the three months ended March 31, 2001 from $1,332 in the three months ended March 31, 2000, and decreased as a percentage of sales to 5.9% from 6.0%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

         Operating income, excluding special charges and other costs, decreased 28.8% to $1,435 in the three months ended March 31, 2001 from $2,015 in the three months ended March 30, 2000, and operating income as a percentage of sales decreased to 4.8% from 9.0%. Operating losses including special charges and other costs in the three months ended March 31, 2001 was $8,605.

         Other income/expenses reflect net other expenses of $1,207 in the three months ended March 31, 2001 compared to net other expenses of $122 in the corresponding period in 2000. Net other expenses for the three months ended March 31, 2001 reflect higher interest expenses due to increased borrowings associated with the acquisition of AOA.

         Net loss was $6,074 in the three months ended March 31, 2001 compared with net income of $1,212 in the three months ended March 31, 2000. Net income reflects a 38% effective income tax rate for the three months ended March 31, 2001 compared to 36.0% for the corresponding period in 2000. The increased effective income tax rate resulted from a higher effective state tax rate of AOA. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.09 as compared to the corresponding period in 2000.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital decreased approximately 11.8% to $36,673 as of March 31, 2001 from $41,572 as of December 31, 2000.

         The Company's operating activities provided net cash of $6,773 compared with net cash used of $3,154 for the three months ended March 31, 2001 and 2000, respectively. Net cash provided in operating activities for the three months ended March 31, 2001 resulted primarily from reductions in accounts receivable and inventory, plus non-cash charges, offset by decreases in accrued expenses.

         In connection with the acquisition of Adaptive Optics Associates, Inc. ("AOA") on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of March 31, 2001, the balance outstanding was $19,500.

         Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of March 31, 2001, the balance outstanding was $13,144.

         Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $1,250 in 2002 and $3,750 in 2003. Interest rates are fixed at 10%.

         Under the Credit Facility, the Company is subject to affirmative and negative covenants. As a result of special charges and other costs reflected in the statement of operations for the three months ended March 31, 2001, the Company did not meet certain net worth requirements, however, the Company obtained a waiver and plans to obtain an amendment to the Credit Facility providing for revisions to future net worth calculations.

         Property, plant & equipment expenditures were $404 and $818 for the three months ended March 31, 2001 and 2000, respectively. The Company's current plans for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and (iv) enhancements to existing information systems, and additional information systems.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The information contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated herein by reference.

                          PART II. OTHER INFORMATION

Item 1  Legal Proceedings

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

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. As of March 31, 2001, the case is in the early stages of discovery.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.1 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein as Exhibit 10.1)


                  10.2 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas E. Mills IV (incorporated herein as Exhibit 10.1)

         (b)      Reports on Form 8-K.

                  During the quarter ended March 31, 2001 the Registrant filed the following reports on Form 8-K:

                  Form 8-K filed January 23, 2001 by Registrant for Acquisition or Disposition of Assets.

                  Form 8-K/A Filed March 23, 2001 reporting financial statements on Registrant's acquisition of AOA.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: May 16, 2001                        By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 16, 2001                     By:/s/Thomas E. Mills  IV
      ----------------                    --------------------------
                                          Thomas E. Mills  IV
                                          President, Chief Operating
                                          Officer and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                                                           Page No.

10.1                     Employment Agreement dated January 8, 2001       18
                         between Metrologic Instruments, Inc. and
                         C. Harry Knowles (incorporated herein as
                         Exhibit 10.1)

10.2                     Employment Agreement dated January 8, 2001       28
                         between Metrologic Instruments, Inc. and
                         Thomas E. Mills IV (incorporated herein as
                         Exhibit 10.1)

Exhibit 10.1

                              EMPLOYMENT AGREEMENT


                  THIS EMPLOYMENT AGREEMENT is made and entered into as of the 8th day of January, 2001, by and between Metrologic Instruments, Inc., a New Jersey corporation (the "Company"), and C. Harry Knowles, residing _______________, ___________________, _____ _______________ (the "Executive").

                  WHEREAS, Executive is presently employed by the Company as its Chairman and Chief Executive Officer;

                  WHEREAS, the Company is engaged in the development, manufacture and sale of optical and electrical technology for use in the fields of automatic data capture, optics, and electronics;

                  WHEREAS, the Company has entered into a Stock Purchase Agreement dated December 22, 2000 with United Technologies Optical Systems, Inc. to purchase Adaptive Optics Associates, Inc. (the "Purchase Agreement"); and

                  WHEREAS, the Company and Executive desire to set forth the terms on which Executive shall continue to be employed by the Company.

                  NOW, THEREFORE, in consideration of the promises and mutual covenants contained herein and intending to be legally bound, the parties agree as follows:

                  1. Definitions. For purposes of this Agreement, the following terms shall have the meanings specified in this Section:

                  "Affiliate" shall mean a corporation, company or other entity which substantially controls, directly or indirectly, through stock ownership or otherwise (such as partnerships or management contracts), the Company or which is directly or indirectly under common control with the Company, including control derived by means other than ownership of a majority of the voting securities or voting rights.

                  "Base Compensation" shall mean the total cash remuneration received by Executive in the form of Base Salary, Incentive Compensation and bonuses attributable to a particular fiscal year of the Company, but shall exclude any monies received by Executive pursuant to the Company's incentive program for patentable inventions or other intellectual property.

                  "Change of Control" shall mean:

                           (a)      The acquisition, other than from the
Company or Metrologic, by any person, entity or "group" within the meaning of
Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act"), but excluding, for this purpose, the Company, its Affiliates and subsidiaries, or any employee benefit plan of the Company or its Affiliates or subsidiaries which acquires beneficial ownership of voting securities of the Company or Metrologic, within the meaning of Rule 13d-3 promulgated under the Exchange Act, of 20% or more of either the then outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors, but provided that a sale or issuance of stock under a secondary public offering shall not trigger this section; or

                           (b)      Individuals who, as of the date hereof,
constitute the Board of Metrologic (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Metrologic, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by Metrologic's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board; or

                           (c)      Approval by the shareholders of the Company
or the shareholders of Metrologic of (i) a reorganization, merger, or consolidation, in each case, with respect to which persons who were the shareholders of the Company or the shareholders of Metrologic immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power of the surviving or resulting corporation's then outstanding voting securities entitled to vote generally in the election of directors, (ii) a liquidation or dissolution of the Company or Metrologic, or (iii) the sale of all or substantially all of the assets of the Company or Metrologic; but

                           (d)      In no event shall the closing of the
transactions contemplated by the Purchase Agreement amount to a Change in Control under this Agreement.

                  "Company": Unless the context requires otherwise, references herein to the "Company" shall be deemed to include the Company and its wholly-owned subsidiaries.

                  "Constructively": Executive shall have been terminated "Constructively" if, after, as a result of or in connection with a "Change of Control," (a) Executive is offered a position with the Company or its successor on terms, including compensation, benefits and duties to be performed, which are materially inferior to the terms of his position with the Company prior to the "Change of Control" or (b) Executive's duties with the Company or its successor are substantially reduced within 24 months after a "Change of Control."


                  2.       Employment Duties.

                           (a)      Capacity.  The Company shall employ
Executive, and Executive shall serve as Chairman and Chief Executive Officer, on the terms and subject to the conditions set forth in this Agreement.

                           (b)      Scope and Duties.  Subject to the terms of
this Agreement, the Company hereby employs Executive and Executive shall perform such executive and managerial duties as are normally associated with the position of Chairman and Chief Executive Officer of the Company.

                           (c)      Permitted Activities.  During the term of
Executive's full-time employment under this Agreement, Executive shall devote all of his business time to his obligations to the Company pursuant to this Agreement, and shall not, without the approval of the Board, render services of a business nature to any other person or entity, if such activities would materially interfere with the performance of Executive's duties under this Agreement; provided, however, that none of the following activities (collectively, "Permitted Activities") shall be deemed to be in violation of this Agreement: (i) owning or managing real or personal property owned by Executive or his family members; (ii) owning any business which does not compete, directly or indirectly, with the Company, so long as such interests are held only for investment purposes; (iii) owning up to five percent (5%) of any class of any corporation's outstanding securities which are listed on any national securities exchange, registered under Section 12(g) of the Exchange Act, or otherwise regularly traded in the over-the-counter market; and (iv) holding directorships or similar positions in any organization which is not competing with the Company and which is approved by the Board.

                  3.       Term of Agreement.

                           (a)      This Agreement shall only come into force
and effect in the event that the transactions contemplated by the Purchase Agreement are closed on or before January 8, 2001 and that the Company is subsequent to such closing a wholly owned subsidiary of MTLG Investments, Inc. The effective date of this Agreement shall be the closing date.

                           (b)      The term of Executive's full-time
employment under this Agreement will commence effective as of the Effective Date of this Agreement and terminate on December 31, 2002, unless terminated sooner pursuant to Section 5 (the "Initial Term"). At the expiration of the Initial Term, and if extended, on the first anniversary of such expiration, Executive's employment with the Company shall be extended for a period of one
(1) year unless, no later than thirty (30) days prior to the expiration of the Initial Term or, if applicable, any extended term, either party shall have given written notice to the other that it does not wish to extend the term of this Agreement, provided, however, that the term of employment shall not be extended beyond the second anniversary of the expiration of the Initial Term without the prior written consent of both parties hereto.

                  4.       Compensation and Other Benefits.

                           (a)      Base Salary.  During the term of this
Agreement and provided that Executive is working full-time, the Company shall pay to Executive a base salary at a rate of $350,000, per year for the year ending December 31, 2001, less withholding required by law or agreed to by the Executive (the "Base Salary"). Executive's Base Salary shall be payable at the usual times for the payment of the Company's other salaried employees, subject to adjustment as provided herein. Executive's Base Salary shall be reviewed at least annually and may be increased, but not decreased without Executive's consent, consistent with general salary increases for similarly situated employees of the Company or as appropriate in light of the performance of Executive and the Company. Executive shall also be eligible to receive a bonus or Incentive Compensation on an annual basis provided that the Executive has met the specific performance objectives, which shall be set by the Board of Directors, or the appropriate committee, on a year to year basis. The amount and time of payment of such bonus shall be determined on a year to year basis.

                           (b)      Expenses.  During the term of full-time
employment hereunder, Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him in performing services hereunder, including all travel and living expenses while away from home and on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company.

                           (c)      Other Benefits.  During the term of
Executive's full-time employment under this Agreement, Executive shall be entitled to receive all benefits (such as medical, dental, disability and life insurance, paid vacation, and retirement plan coverage) as are generally available from time to time to similarly situated employees of the Company and the portion of such benefits paid by Executive shall be consistent with the portion of such benefits paid by similarly situated employees of the Company. Executive shall, so long as Executive is a full-time employee, at his option, be eligible to participate in any incentive compensation, stock option, stock purchase or similar plans or programs as the Company may maintain for compensating similarly situated employees at such level of participation as the Board may determine in its reasonable discretion based upon Executive's responsibilities and performance.

                  5.       Termination.

                           (a)      Termination by the Company.  Executive's
employment hereunder may be terminated by the Company without any breach of this Agreement only under the following circumstances:

                                    (i)     Death.  Executive's employment
hereunder shall terminate upon his death.

                                    (ii)    Disability.  If, as a result of
Executive's incapacity due to physical or mental illness, Executive shall have been absent from his duties hereunder on a full-time basis for the entire period of six consecutive months, and within 30 days after written notice of termination is given (which may occur before or after the end of such six-month period) shall not have returned to the performance of his duties hereunder on a full-time basis, the Company may terminate Executive's employment hereunder.

                                    (iii)   Cause.  The Company may terminate
Executive's employment hereunder for "Cause." For purposes of this Agreement and except as otherwise provided below, "Cause" shall include theft from the Company or Metrologic or its subsidiaries, falsification of records of the Company or Metrologic or its subsidiaries, fraud against the Company or Metrologic or its subsidiaries, embezzlement from the Company or Metrologic or its subsidiaries, gross negligence or willful misconduct, causing the Company, Metrologic or its subsidiaries, or any of their successors to violate any federal, state or local law, or administrative regulation or ruling having the force and effect of law, insubordination, conflict of interest, diversion of corporate opportunity, failure to satisfy any mutually agreeable written performance objectives which the Company has provided to Executive, conviction of Executive in connection with a felony or conduct that results in publicity that has a material adverse effect on the Company or its successor. Notwithstanding the foregoing, if a Change in Control has occurred, "Cause" shall only include the conviction of Executive of a felony. In either case, Executive shall not be deemed to have been terminated for Cause without (A) reasonable notice to Executive setting forth the reasons for the Company's intention to terminate him for Cause, (B) an opportunity for Executive to address and implement a cure for the Cause satisfactory to the Company (C) an opportunity for Executive, together with his counsel, to be heard before the full Board with reasonable advance notice of the time and place of meeting, and
(D) delivery to Executive of a Notice of Termination (as defined in Section 5(c) hereof) stating that in the good faith opinion of the Board, Executive was guilty of conduct constituting "Cause" and Executive had failed to implement a satisfactory cure plan within a reasonable period of time, and specifying the particulars thereof in detail.

                                    (iv)    Without Cause.  The Company may
terminate Executive's employment hereunder without Cause at any time upon 30 days' prior written notice.

                           (b)      Termination by Executive for Good Reason.
Executive may terminate his employment without any breach of this Agreement only for "Good Reason." For purposes of this Agreement, "Good Reason" shall mean:

                                    (i)     the assignment to Executive of any
duties that require the Executive to relocate, or are inconsistent with Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive;
                                    (ii)    any failure by the Company to
comply with Section 4 of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive; or

                                    (iii)   any failure by the Company to
comply with and satisfy Section 19(c) of this Agreement.

                           (c)      Termination Procedure.

                                    (i)     Notice of Termination.  Any
termination of Executive's employment by the Company or by Executive (other than termination due to Executive's death) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall
(A) indicate the specific termination provision in this Agreement relied upon,
(B) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, and (C) specify the Date of Termination (as defined below).

                                    (ii)    Date of Termination. "Date of
Termination" shall mean:


                                            (A)      if Executive's employment
is terminated by his death, the date of his death;

                                            (B)      if the Executive's
employment is terminated pursuant to Section 5(a)(ii), 30 days after Notice of Termination is given (provided that Executive shall not have returned to the performance of his duties on a full-time basis during such 30 day period);

                                            (C)      if Executive's employment
is terminated pursuant to Section 5(a)(iii) or (iv), the date specified in the Notice of Termination; and

                                            (D)      if Executive's employment
is terminated for any other reason, the date on which a Notice of Termination is given, provided that if within 30 days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

         6.       Compensation upon Termination.

                           (a)      Death or Disability.  If Executive's
employment is terminated by reason of death or disability, this Agreement shall terminate without further obligation to Executive or Executive's legal representatives under this Agreement, other than those obligations accrued or earned by Executive as of the Date of Termination, including, for this purpose Executive's Base Compensation, through the Date of Termination, earned and unused vacation, (such accrued obligations being hereinafter referred to as "Accrued Obligations"). All Accrued Obligations shall be paid in a lump sum in cash within 30 days after the Date of Termination.

                           (b)      Termination by the Company without Cause;
Termination by Executive for Good Reason. If Executive's employment is terminated by the Company without cause under Section 5(a)(iv) or by Executive for Good Reason under Section 6(b)(i), this Agreement shall terminate without further obligations to Executive, other than the obligation to pay to Executive all Accrued Obligations plus twelve (12) months' Base Salary at the rate in effect on the Date of Termination (such additional 12 months' Base Salary, the "Severance Payment"). Such Severance Payment shall be paid to the Executive in installments at such times as the Company would have customarily paid Executive had Executive's employment with the Company continued. All Accrued Obligations shall be paid to Executive in a lump sum in cash within 30 days after the Date of Termination.

                           (c)      Termination for Cause; Termination by
Executive in Breach of Agreement. If Executive's employment is terminated for Cause or if Executive terminates his employment for any reason other than Good Reason, this Agreement shall terminate without further obligations to Executive other than the Company's obligation to pay to Executive Base Salary accrued to the Date of Termination. Such salary shall be paid to Executive in a lump sum in cash within 30 days after the Date of Termination.

                           (d)      Termination in Connection with a Change of
Control. If Executive's employment with the Company or its successor is terminated by the Company or its successor, either actually or "Constructively" as a result of, in connection with or within 24 months after a "Change of Control", the Company or its successor shall pay to Executive, as liquidated damages and not as a penalty, the product of (x) 2.00 and (y) Executive's average Base Compensation for the prior two (2) years, annualized if Executive was not employed by the Company during any part of a year (the "Change of Control Payment"). The Change of Control Payment shall be made in full within 30 days following the date of termination of employment.

                  7.       Confidentiality.

                           (a)      Executive shall keep confidential and not
disclose or use in any way, at any time, either during or subsequent to Executive's employment, any trade secrets, information, knowledge, data or other confidential information relating to the Company's products, processes, know-how, designs, formulas, tests, data, customer lists, business plans, marketing plans and strategies, pricing strategies or other subject matter pertaining to the business of the Company or any of its clients, customers, consultants, licensees or affiliates, except as otherwise provided herein or with the prior written consent of the Company. Moreover, Executive shall not deliver, reproduce or in any way allow any trade secrets, information, knowledge, data or other confidential information, or any documentation relating thereto, to be delivered or used by any third party, without the prior written consent of the Company.

                           (b)      Executive recognizes that the Company has
received and will receive confidential information from third parties and that the Company has a duty to maintain the confidentiality of this information and to use it only for certain limited purposes. Executive shall maintain the confidentiality of information received from third parties and shall not disclose it to any person or entity without the prior written consent of the Company, except as may be necessary to satisfy the obligations of the Company to the third party or for the benefit of the third party, consistent with the Company's agreement with such third party.

                  8. Return of Confidential Material. In the event of termination of Executive's employment for any reason whatsoever, Executive agrees to promptly surrender and deliver to the Company all records, materials, equipment, drawings, data and all other documents, as well as any copies thereof, pertaining to any endeavor, development, invention, trade secret or other confidential information of the Company. In the event of termination of Executive's employment for any reason whatsoever, Executive shall sign and deliver a "Termination Certification" in the form attached hereto as Exhibit A.

                  9.       Assignment of Inventions.

                           (a)      Executive hereby assigns and transfers to
the Company his entire right, title and interest in and to all inventions, including but not limited to, ideas, improvements, designs and discoveries, whether or not patentable and whether or not reduced to practice, made or conceived by Executive, whether alone or jointly with others, during the term of his employment with the Company, which relate in any manner to the actual or demonstrably anticipated business, work or research and development of the Company or which results from or is suggested by any task assigned to Executive (collectively, "Inventions") and any and all claims for infringement involving the Inventions.

                  10.      Execution of Documents.

                           (a)      Executive shall, at the Company's request,
promptly execute a written assignment of title to the Company for any Invention assigned to the Company pursuant to Section 9.

                           (b)      Upon the Company's request, Executive shall
assist the Company or its nominee, during and subsequent to his employment hereunder, in securing, at the Company's expense and for the Company's benefit, any patents or copyrights for any Inventions in any and all countries. Regardless of whether any patents or copyrights are obtained, the Inventions shall remain the sole and exclusive property of the Company or its nominee. Executive shall execute all papers and perform all acts as the Company deems necessary for it to exercise all rights, title and interest in and to the Inventions and any patents and copyrights related thereto.

                           (c)      Executive shall execute, acknowledge and
deliver to the Company or its nominees, upon request and at the Company's expense, all documents that the Company determines are necessary or desirable to obtain and perfect the intellectual property rights in any Invention in any country, including but not limited to, registrations, assignments of inventions, copyrights, patents and any other documents that the Company deems appropriate to protect its interest in the Inventions.

                  11. Maintenance of Records. Executive shall keep and maintain adequate and current written records, including but not limited to, notes, sketches, drawings, data, diagrams and designs of all Inventions, and these records shall be available to and remain the sole property of the Company at all times.

                  12. Third Party Obligations. Executive agrees that the Company may, from time to time, have agreements with other persons or the United States government or any department or agency thereof, which impose obligations or restrictions on the Company regarding the Inventions or their confidentiality. Executive shall be bound by all obligations and restrictions and shall take all action necessary to discharge the obligations of the Company.

                  13. Trade Secrets of Others. Executive agrees that his performance of this Agreement does not and will not breach any agreement to keep in confidence proprietary information, knowledge or data acquired by Executive prior to employment with the Company, and Executive will not disclose to the Company or induce the Company to use any confidential or proprietary information or material belonging to any previous employer or other third party.

                  14.      Non-Competition.

                           (a)      Executive understands that Executive is a
key and significant employee of the Company. In addition, Executive agrees that the Company is engaged in its business in the countries listed in Schedule I (the "Geographic Scope"). Executive further agrees that the Company will continue conducting its business in all parts of the Geographic Scope and intends to sell its products in the Geographic Scope.

                           (b)      Executive agrees that during his employment
by the Company, and for a period of 1 year thereafter he will not, alone or as a member, employee, agent, consultant, advisor, independent contractor, general partner, officer, director, shareholder, investor, lender or guarantor of any corporation, partnership or other entity, or in any other capacity, directly or indirectly:

                                    (i)    participate or engage in the design,
         development, manufacture, production, marketing, sale or servicing of any product, or the provision of any service that competes with any service that was offered by or any product that was sold or under development during the period of Executive employment at the Company (a "Competitive Business") in the Geographic Scope; or

                                    (ii)    permit the name of Executive to be
         used in connection with a Competitive Business.

Notwithstanding the foregoing, Executive may engage in Permitted Activities.

                           (c)      Executive will not during the term of his
employment with the Company or its successors and assigns, and for a period of 1 year thereafter, solicit any employee or representative of the Company, or attempt to induce or cooperate with any other firm in an attempt to induce any employee or representative to leave the employ or representation of the Company.

                           (d)      If any restriction set forth in this
Section 14 is held to be unreasonable, then Executive agrees, and hereby submits, to the reduction and limitation of such prohibition to such area or period as shall be deemed reasonable.

                           (e)      In the event that: (i) this Agreement shall
terminate due to expiration of the Initial Term, or any extension thereof; (ii) no further extension of the Agreement shall have been entered into; (iii) no new employment agreement has been entered into by the parties; and (iv) Executive shall no longer be an employee of the Company, or Metrologic, or any of Metrologic's subsidiaries, then Executive's obligations under this Section 14 shall only continue in force and effect so long as the Company shall pay to Executive one half of Executive's Base Salary for twelve (12) months at the rate in effect on the date of expiration of the Initial Term, or extension thereof (such additional Base Salary, the "Non-Compete Payments"). Such Non-Compete Payment shall be paid to the Executive in equal installments at such times as the Company would have customarily paid Executive had Executive's employment with the Company continued. In the event that the Company shall cease to make the Non-Compete Payments, Executive's obligations under this
Section 14 shall cease as of the date the Non-Compete Payments stopped.

                  15. Equitable Relief. Executive agrees and acknowledges that a breach by him of any of the promises contained in this Agreement will cause irreparable damage to the Company and that it will be impossible to estimate the damage suffered by the Company in the event of any breach. Executive, therefore, agrees that the Company shall be entitled as a matter of course to specific performance as well as temporary and permanent injunctive relief from any court of competent jurisdiction, thereby preventing further breach of this Agreement. Each party further agrees that each party will bear its own expenses, including costs and reasonable attorneys' fees, incurred in connection with such a suit.

                  16. Governing Law. This Agreement shall be interpreted and construed in accordance with the laws of the State of New Jersey applicable to contracts signed and to be performed exclusively within the State of New Jersey. If any provision of this Agreement is determined to contravene applicable law, it shall be deemed to be modified to the extent necessary to comply with any such law or, if such modification is not possible, such provision shall be deemed null and void, but shall not affect the obligations of Executive under any other provision of this Agreement.

                  17. Arbitration. In the event of any dispute between Executive and the Company under or related to the terms of this Agreement, the parties hereto agree to submit such dispute to final and binding arbitration in Camden, New Jersey pursuant to the Commercial Arbitration Rules of the American Arbitration Association. The decision of the arbitrator shall be final and binding on both parties. Such arbitration proceedings shall be completed not later than 90 days following submission, except and only to the extent that such delay is attributable to the unavoidable delay of the arbitrator.

                  18. Assignment. Executive acknowledges that the services to be rendered by him hereunder are unique and personal. Accordingly, Executive may not assign any of his rights or delegate any of his duties or obligations hereunder without the prior written consent of the Company. Upon such consent, the rights and obligations of Executive under this Agreement shall be binding upon his heirs, assigns and legal representatives.

                  19.      Miscellaneous.

                           (a)      All notices, requests or other
communications required or permitted hereunder shall be by (i) personal delivery, (ii) first class United States mail, postage prepaid, (iii) overnight delivery service, charges prepaid or (iv) telecopy or other means of electronic transmission, if confirmed promptly by any of the methods specified in clauses
(i), (ii) or (iii) of this sentence, and in writing as follows:

                           If to Executive:

                               C. Harry Knowles
                               __________________
                               __________________

                           If to the Company:

                               Metrologic Instruments, Inc.
                               90 Coles Road
                               Blackwood, New Jersey 08012
                               Attn:  President
                               Fax:  856-228-0653

; or to such other addresses as may be specified by like notice. Notices shall be deemed given on the earlier of (i) physical delivery, (ii) if given by facsimile transmission, upon transmission to the telefax number specified in this Agreement, (iii) two calendar days after mailing by prepaid first class mail and (iv) one calendar day after mailing by prepaid overnight delivery service.

                           (b)      This Agreement sets forth the entire
agreement of the parties with respect to the subject matter hereof, and supersedes all prior agreements, whether written or oral. This Agreement may be amended only by a writing signed by both parties hereto.

                           (c)      The Company will require any successor
(whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

                           (d)      The Company may withhold from any amounts
payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                           (e)      No waiver of any provision of this
Agreement shall be valid until it is in writing and signed by the person or party against whom it is charged.

                           (f)      The invalidity or unenforceability of any
provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed as if such invalid or unenforceable provision were omitted.

                           (g)      Sections 7, 8, 9, 10, 13, 14, and 15 shall
survive the termination of this Agreement for any reason whatsoever.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.


                                  METROLOGIC INSTRUMENTS, INC.

                                  By:/s/Thomas E. Mills IV

                                  Title:President


                                   EXECUTIVE

                                   /s/ C. Harry Knowles

                                   EXHIBIT A


                           TERMINATION CERTIFICATION


1. This Termination Certification is executed in accordance with the Employment Agreement effective as of ______________ (the "Agreement") between Metrologic Instruments, Inc., a New Jersey corporation (the "Company"), and ___________ _____, as employee, in connection with the termination of his employment with the Company. Capitalized terms used but not otherwise defined herein shall have the same meaning as set forth in the Agreement.

2. I certify that I have complied, and will continue to comply, with all terms of the Agreement, including, without limitation, the provisions pertaining to
(i) nondisclosure of confidential information of the Company, its successors or assigns, as well as third parties such as clients, licensees or consultants,
(ii) disclosure and assignment of Inventions and (iii) the return of the Company's documents. Upon the written request of the Company, I shall confirm in writing that I have returned all Company documents to the Company..



Dated: _____________________                _____________________________
                                                     __________________

                                   SCHEDULE I

                                GEOGRAPHIC SCOPE

==============================================================================
Albania                                                     Indonesia
Argentina                                                   Ireland
Armenia                                                     Italy
Austria                                                     Japan
Azerbaijan                                                  Korea
Belgium                                                     Latvia
Belize                                                      Liechtenstein
Bolivia                                                     Lithuania
Bosnia                                                      Luxembourg
Brazil                                                      Mexico
Bulgaria                                                    Moldova
Byelarus                                                    Nicaragua
Canada                                                      Norway
Chile                                                       Panama
China                                                       Paraguay
Colombia                                                    Peru
Costa Rica                                                  Poland
Croatia                                                     Portugal
Cuba                                                        Romania
Cyprus                                                      Russia
Czech Republic                                              Serbia
Denmark                                                     Slovakia
Ecuador                                                     Slovenia
El Salvador                                                 Spain
Estonia                                                     Sweden
Finland                                                     Switzerland
France                                                      Thailand
Georgia                                                     The Netherlands
Germany                                                     Ukraine
Greece                                                      United Kingdom
Guatemala                                                   United States
Guinea                                                      Uruguay
Honduras                                                    Vatican City
Hungary                                                     Venezuela
===============================================================================

Exhibit 10.1

                              EMPLOYMENT AGREEMENT


                  THIS EMPLOYMENT AGREEMENT is made and entered into as of the 8th day of January, 2001, by and between Metrologic Instruments, Inc., a New Jersey corporation (the "Company"), and Thomas E. Mills IV, residing _______________, ___________________, _____ _______________ (the "Executive").

                  WHEREAS, Executive is presently employed by the Company as its President and Chief Operating Officer;

                  WHEREAS, the Company is engaged in the development, manufacture and sale of optical and electrical technology for use in the fields of automatic data capture, optics, and electronics;

                  WHEREAS, the Company has entered into a Stock Purchase Agreement dated December 22, 2000 with United Technologies Optical Systems, Inc. to purchase Adaptive Optics Associates, Inc. (the "Purchase Agreement"); and

                  WHEREAS, the Company and Executive desire to set forth the terms on which Executive shall continue to be employed by the Company.

                  NOW, THEREFORE, in consideration of the promises and mutual covenants contained herein and intending to be legally bound, the parties agree as follows:

                  1. Definitions. For purposes of this Agreement, the following terms shall have the meanings specified in this Section:

                  "Affiliate" shall mean a corporation, company or other entity which substantially controls, directly or indirectly, through stock ownership or otherwise (such as partnerships or management contracts), the Company or which is directly or indirectly under common control with the Company, including control derived by means other than ownership of a majority of the voting securities or voting rights.

                  "Base Compensation" shall mean the total cash remuneration received by Executive in the form of Base Salary, Incentive Compensation and bonuses attributable to a particular fiscal year of the Company, but shall exclude any monies received by Executive pursuant to the Company's incentive program for patentable inventions or other intellectual property.

                  "Change of Control" shall mean:

                           (a)      The acquisition, other than from the
Company or Metrologic, by any person, entity or "group" within the meaning of
Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act"), but excluding, for this purpose, the Company, its Affiliates and subsidiaries, or any employee benefit plan of the Company or its Affiliates or subsidiaries which acquires beneficial ownership of voting securities of the Company or Metrologic, within the meaning of Rule 13d-3 promulgated under the Exchange Act, of 20% or more of either the then outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors, but provided that a sale or issuance of stock under a secondary public offering shall not trigger this section; or

                           (b)      Individuals who, as of the date hereof,
constitute the Board of Metrologic (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Metrologic, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by Metrologic's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board; or

                           (c)      Approval by the shareholders of the Company
or the shareholders of Metrologic of (i) a reorganization, merger, or consolidation, in each case, with respect to which persons who were the shareholders of the Company or the shareholders of Metrologic immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power of the surviving or resulting corporation's then outstanding voting securities entitled to vote generally in the election of directors, (ii) a liquidation or dissolution of the Company or Metrologic, or (iii) the sale of all or substantially all of the assets of the Company or Metrologic; but

                           (d)      In no event shall the closing of the
transactions contemplated by the Purchase Agreement amount to a Change in Control under this Agreement.

                  "Company": Unless the context requires otherwise, references herein to the "Company" shall be deemed to include the Company and its wholly-owned subsidiaries.

                  "Constructively": Executive shall have been terminated "Constructively" if, after, as a result of or in connection with a "Change of Control," (a) Executive is offered a position with the Company or its successor on terms, including compensation, benefits and duties to be performed, which are materially inferior to the terms of his position with the Company prior to the "Change of Control" or (b) Executive's duties with the Company or its successor are substantially reduced within 24 months after a "Change of Control."


                  2.       Employment Duties.

                           (a)      Capacity.  The Company shall employ
Executive, and Executive shall serve as President and Chief Operating Officer, on the terms and subject to the conditions set forth in this Agreement.

                           (b)      Scope and Duties.  Subject to the terms of
this Agreement, the Company hereby employs Executive and Executive shall perform such executive and managerial duties as are normally associated with the position of President and Chief Operating Officer of the Company.

                           (c)      Permitted Activities.  During the term of
Executive's full-time employment under this Agreement, Executive shall devote all of his business time to his obligations to the Company pursuant to this Agreement, and shall not, without the approval of the Board, render services of a business nature to any other person or entity, if such activities would materially interfere with the performance of Executive's duties under this Agreement; provided, however, that none of the following activities (collectively, "Permitted Activities") shall be deemed to be in violation of this Agreement: (i) owning or managing real or personal property owned by Executive or his family members; (ii) owning any business which does not compete, directly or indirectly, with the Company, so long as such interests are held only for investment purposes; (iii) owning up to five percent (5%) of any class of any corporation's outstanding securities which are listed on any national securities exchange, registered under Section 12(g) of the Exchange Act, or otherwise regularly traded in the over-the-counter market; and (iv) holding directorships or similar positions in any organization which is not competing with the Company and which is approved by the Board.

                  3.       Term of Agreement.

                           (a)      This Agreement shall only come into force
and effect in the event that the transactions contemplated by the Purchase Agreement are closed on or before January 8, 2001 and that the Company is subsequent to such closing a wholly owned subsidiary of MTLG Investments, Inc. The effective date of this Agreement shall be the closing date.

                           (b)      The term of Executive's full-time
employment under this Agreement will commence effective as of the Effective Date of this Agreement and terminate on December 31, 2002, unless terminated sooner pursuant to Section 5 (the "Initial Term"). At the expiration of the Initial Term, and if extended, on the first anniversary of such expiration, Executive's employment with the Company shall be extended for a period of one
(1) year unless, no later than thirty (30) days prior to the expiration of the Initial Term or, if applicable, any extended term, either party shall have given written notice to the other that it does not wish to extend the term of this Agreement, provided, however, that the term of employment shall not be extended beyond the second anniversary of the expiration of the Initial Term without the prior written consent of both parties hereto.

                  4.       Compensation and Other Benefits.

                           (a)      Base Salary.  During the term of this
Agreement and provided that Executive is working full-time, the Company shall pay to Executive a base salary at a rate of $250,000, per year for the year ending December 31, 2001, less withholding required by law or agreed to by the Executive (the "Base Salary"). Executive's Base Salary shall be payable at the usual times for the payment of the Company's other salaried employees, subject to adjustment as provided herein. Executive's Base Salary shall be reviewed at least annually and may be increased, but not decreased without Executive's consent, consistent with general salary increases for similarly situated employees of the Company or as appropriate in light of the performance of Executive and the Company. Executive shall also be eligible to receive a bonus or Incentive Compensation on an annual basis provided that the Executive has met the specific performance objectives, which shall be set by the Board of Directors, or the appropriate committee, on a year to year basis. The amount and time of payment of such bonus shall be determined on a year to year basis.

                           (b)      Expenses.  During the term of full-time
employment hereunder, Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him in performing services hereunder, including all travel and living expenses while away from home and on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company.

                           (c)      Other Benefits.  During the term of
Executive's full-time employment under this Agreement, Executive shall be entitled to receive all benefits (such as medical, dental, disability and life insurance, paid vacation, and retirement plan coverage) as are generally available from time to time to similarly situated employees of the Company and the portion of such benefits paid by Executive shall be consistent with the portion of such benefits paid by similarly situated employees of the Company. Executive shall, so long as Executive is a full-time employee, at his option, be eligible to participate in any incentive compensation, stock option, stock purchase or similar plans or programs as the Company may maintain for compensating similarly situated employees at such level of participation as the Board may determine in its reasonable discretion based upon Executive's responsibilities and performance.

                  5.       Termination.

                           (a)      Termination by the Company.  Executive's
employment hereunder may be terminated by the Company without any breach of this Agreement only under the following circumstances:

                                    (i)     Death.  Executive's employment
hereunder shall terminate upon his death.

                                    (ii)    Disability.  If, as a result of
Executive's incapacity due to physical or mental illness, Executive shall have been absent from his duties hereunder on a full-time basis for the entire period of six consecutive months, and within 30 days after written notice of termination is given (which may occur before or after the end of such six-month period) shall not have returned to the performance of his duties hereunder on a full-time basis, the Company may terminate Executive's employment hereunder.

                                    (iii)   Cause.  The Company may terminate
Executive's employment hereunder for "Cause." For purposes of this Agreement and except as otherwise provided below, "Cause" shall include theft from the Company or Metrologic or its subsidiaries, falsification of records of the Company or Metrologic or its subsidiaries, fraud against the Company or Metrologic or its subsidiaries, embezzlement from the Company or Metrologic or its subsidiaries, gross negligence or willful misconduct, causing the Company, Metrologic or its subsidiaries, or any of their successors to violate any federal, state or local law, or administrative regulation or ruling having the force and effect of law, insubordination, conflict of interest, diversion of corporate opportunity, failure to satisfy any mutually agreeable written performance objectives which the Company has provided to Executive, conviction of Executive in connection with a felony or conduct that results in publicity that has a material adverse effect on the Company or its successor. Notwithstanding the foregoing, if a Change in Control has occurred, "Cause" shall only include the conviction of Executive of a felony. In either case, Executive shall not be deemed to have been terminated for Cause without (A) reasonable notice to Executive setting forth the reasons for the Company's intention to terminate him for Cause, (B) an opportunity for Executive to address and implement a cure for the Cause satisfactory to the Company (C) an opportunity for Executive, together with his counsel, to be heard before the full Board with reasonable advance notice of the time and place of meeting, and
(D) delivery to Executive of a Notice of Termination (as defined in Section 5(c) hereof) stating that in the good faith opinion of the Board, Executive was guilty of conduct constituting "Cause" and Executive had failed to implement a satisfactory cure plan within a reasonable period of time, and specifying the particulars thereof in detail.

                                    (iv)    Without Cause.  The Company may
terminate Executive's employment hereunder without Cause at any time upon 30 days' prior written notice.

                           (b)      Termination by Executive for Good Reason.
Executive may terminate his employment without any breach of this Agreement only for "Good Reason." For purposes of this Agreement, "Good Reason" shall mean:

                                    (i)     the assignment to Executive of any
duties that require the Executive to relocate, or are inconsistent with Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive;
                                    (ii)    any failure by the Company to
comply with Section 4 of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive; or

                                    (iii)   any failure by the Company to
comply with and satisfy Section 19(c) of this Agreement.

                           (c)      Termination Procedure.

                                    (i)     Notice of Termination.  Any
termination of Executive's employment by the Company or by Executive (other than termination due to Executive's death) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall
(A) indicate the specific termination provision in this Agreement relied upon,
(B) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, and (C) specify the Date of Termination (as defined below).

                                    (ii)    Date of Termination. "Date of
Termination" shall mean:


                                            (A)      if Executive's employment
is terminated by his death, the date of his death;

                                            (B)      if the Executive's
employment is terminated pursuant to Section 5(a)(ii), 30 days after Notice of Termination is given (provided that Executive shall not have returned to the performance of his duties on a full-time basis during such 30 day period);

                                            (C)      if Executive's employment
is terminated pursuant to Section 5(a)(iii) or (iv), the date specified in the Notice of Termination; and

                                            (D)      if Executive's employment
is terminated for any other reason, the date on which a Notice of Termination is given, provided that if within 30 days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

         6.       Compensation upon Termination.

                           (a)      Death or Disability.  If Executive's
employment is terminated by reason of death or disability, this Agreement shall terminate without further obligation to Executive or Executive's legal representatives under this Agreement, other than those obligations accrued or earned by Executive as of the Date of Termination, including, for this purpose Executive's Base Compensation, through the Date of Termination, earned and unused vacation, (such accrued obligations being hereinafter referred to as "Accrued Obligations"). All Accrued Obligations shall be paid in a lump sum in cash within 30 days after the Date of Termination.

                           (b)      Termination by the Company without Cause;
Termination by Executive for Good Reason. If Executive's employment is terminated by the Company without cause under Section 5(a)(iv) or by Executive for Good Reason under Section 6(b)(i), this Agreement shall terminate without further obligations to Executive, other than the obligation to pay to Executive all Accrued Obligations plus twelve (12) months' Base Salary at the rate in effect on the Date of Termination (such additional 12 months' Base Salary, the "Severance Payment"). Such Severance Payment shall be paid to the Executive in installments at such times as the Company would have customarily paid Executive had Executive's employment with the Company continued. All Accrued Obligations shall be paid to Executive in a lump sum in cash within 30 days after the Date of Termination.

                           (c)      Termination for Cause; Termination by
Executive in Breach of Agreement. If Executive's employment is terminated for Cause or if Executive terminates his employment for any reason other than Good Reason, this Agreement shall terminate without further obligations to Executive other than the Company's obligation to pay to Executive Base Salary accrued to the Date of Termination. Such salary shall be paid to Executive in a lump sum in cash within 30 days after the Date of Termination.

                           (d)      Termination in Connection with a Change of
Control. If Executive's employment with the Company or its successor is terminated by the Company or its successor, either actually or "Constructively" as a result of, in connection with or within 24 months after a "Change of Control", the Company or its successor shall pay to Executive, as liquidated damages and not as a penalty, the product of (x) 2.00 and (y) Executive's average Base Compensation for the prior two (2) years, annualized if Executive was not employed by the Company during any part of a year (the "Change of Control Payment"). The Change of Control Payment shall be made in full within 30 days following the date of termination of employment.

                  7.       Confidentiality.

                           (a)      Executive shall keep confidential and not
disclose or use in any way, at any time, either during or subsequent to Executive's employment, any trade secrets, information, knowledge, data or other confidential information relating to the Company's products, processes, know-how, designs, formulas, tests, data, customer lists, business plans, marketing plans and strategies, pricing strategies or other subject matter pertaining to the business of the Company or any of its clients, customers, consultants, licensees or affiliates, except as otherwise provided herein or with the prior written consent of the Company. Moreover, Executive shall not deliver, reproduce or in any way allow any trade secrets, information, knowledge, data or other confidential information, or any documentation relating thereto, to be delivered or used by any third party, without the prior written consent of the Company.

                           (b)      Executive recognizes that the Company has
received and will receive confidential information from third parties and that the Company has a duty to maintain the confidentiality of this information and to use it only for certain limited purposes. Executive shall maintain the confidentiality of information received from third parties and shall not disclose it to any person or entity without the prior written consent of the Company, except as may be necessary to satisfy the obligations of the Company to the third party or for the benefit of the third party, consistent with the Company's agreement with such third party.

                  8. Return of Confidential Material. In the event of termination of Executive's employment for any reason whatsoever, Executive agrees to promptly surrender and deliver to the Company all records, materials, equipment, drawings, data and all other documents, as well as any copies thereof, pertaining to any endeavor, development, invention, trade secret or other confidential information of the Company. In the event of termination of Executive's employment for any reason whatsoever, Executive shall sign and deliver a "Termination Certification" in the form attached hereto as Exhibit A.

                  9.       Assignment of Inventions.

                           (a)      Executive hereby assigns and transfers to
the Company his entire right, title and interest in and to all inventions, including but not limited to, ideas, improvements, designs and discoveries, whether or not patentable and whether or not reduced to practice, made or conceived by Executive, whether alone or jointly with others, during the term of his employment with the Company, which relate in any manner to the actual or demonstrably anticipated business, work or research and development of the Company or which results from or is suggested by any task assigned to Executive (collectively, "Inventions") and any and all claims for infringement involving the Inventions.

                  10.      Execution of Documents.

                           (a)      Executive shall, at the Company's request,
promptly execute a written assignment of title to the Company for any Invention assigned to the Company pursuant to Section 9.

                           (b)      Upon the Company's request, Executive shall
assist the Company or its nominee, during and subsequent to his employment hereunder, in securing, at the Company's expense and for the Company's benefit, any patents or copyrights for any Inventions in any and all countries. Regardless of whether any patents or copyrights are obtained, the Inventions shall remain the sole and exclusive property of the Company or its nominee. Executive shall execute all papers and perform all acts as the Company deems necessary for it to exercise all rights, title and interest in and to the Inventions and any patents and copyrights related thereto.

                           (c)      Executive shall execute, acknowledge and
deliver to the Company or its nominees, upon request and at the Company's expense, all documents that the Company determines are necessary or desirable to obtain and perfect the intellectual property rights in any Invention in any country, including but not limited to, registrations, assignments of inventions, copyrights, patents and any other documents that the Company deems appropriate to protect its interest in the Inventions.

                  11. Maintenance of Records. Executive shall keep and maintain adequate and current written records, including but not limited to, notes, sketches, drawings, data, diagrams and designs of all Inventions, and these records shall be available to and remain the sole property of the Company at all times.

                  12. Third Party Obligations. Executive agrees that the Company may, from time to time, have agreements with other persons or the United States government or any department or agency thereof, which impose obligations or restrictions on the Company regarding the Inventions or their confidentiality. Executive shall be bound by all obligations and restrictions and shall take all action necessary to discharge the obligations of the Company.

                  13. Trade Secrets of Others. Executive agrees that his performance of this Agreement does not and will not breach any agreement to keep in confidence proprietary information, knowledge or data acquired by Executive prior to employment with the Company, and Executive will not disclose to the Company or induce the Company to use any confidential or proprietary information or material belonging to any previous employer or other third party.

                  14.      Non-Competition.

                           (a)      Executive understands that Executive is a
key and significant employee of the Company. In addition, Executive agrees that the Company is engaged in its business in the countries listed in Schedule I (the "Geographic Scope"). Executive further agrees that the Company will continue conducting its business in all parts of the Geographic Scope and intends to sell its products in the Geographic Scope.

                           (b)      Executive agrees that during his employment
by the Company, and for a period of 1 year thereafter he will not, alone or as a member, employee, agent, consultant, advisor, independent contractor, general partner, officer, director, shareholder, investor, lender or guarantor of any corporation, partnership or other entity, or in any other capacity, directly or indirectly:

                                    (i)    participate or engage in the design,
         development, manufacture, production, marketing, sale or servicing of any product, or the provision of any service that competes with any service that was offered by or any product that was sold or under development during the period of Executive employment at the Company (a "Competitive Business") in the Geographic Scope; or

                                    (ii)    permit the name of Executive to be
         used in connection with a Competitive Business.

Notwithstanding the foregoing, Executive may engage in Permitted Activities.

                           (c)      Executive will not during the term of his
employment with the Company or its successors and assigns, and for a period of 1 year thereafter, solicit any employee or representative of the Company, or attempt to induce or cooperate with any other firm in an attempt to induce any employee or representative to leave the employ or representation of the Company.

                           (d)      If any restriction set forth in this
Section 14 is held to be unreasonable, then Executive agrees, and hereby submits, to the reduction and limitation of such prohibition to such area or period as shall be deemed reasonable.

                           (e)      In the event that: (i) this Agreement shall
terminate due to expiration of the Initial Term, or any extension thereof; (ii) no further extension of the Agreement shall have been entered into; (iii) no new employment agreement has been entered into by the parties; and (iv) Executive shall no longer be an employee of the Company, or Metrologic, or any of Metrologic's subsidiaries, then Executive's obligations under this Section 14 shall only continue in force and effect so long as the Company shall pay to Executive one half of Executive's Base Salary for twelve (12) months at the rate in effect on the date of expiration of the Initial Term, or extension thereof (such additional Base Salary, the "Non-Compete Payments"). Such Non-Compete Payment shall be paid to the Executive in equal installments at such times as the Company would have customarily paid Executive had Executive's employment with the Company continued. In the event that the Company shall cease to make the Non-Compete Payments, Executive's obligations under this
Section 14 shall cease as of the date the Non-Compete Payments stopped.

                  15. Equitable Relief. Executive agrees and acknowledges that a breach by him of any of the promises contained in this Agreement will cause irreparable damage to the Company and that it will be impossible to estimate the damage suffered by the Company in the event of any breach. Executive, therefore, agrees that the Company shall be entitled as a matter of course to specific performance as well as temporary and permanent injunctive relief from any court of competent jurisdiction, thereby preventing further breach of this Agreement. Each party further agrees that each party will bear its own expenses, including costs and reasonable attorneys' fees, incurred in connection with such a suit.

                  16. Governing Law. This Agreement shall be interpreted and construed in accordance with the laws of the State of New Jersey applicable to contracts signed and to be performed exclusively within the State of New Jersey. If any provision of this Agreement is determined to contravene applicable law, it shall be deemed to be modified to the extent necessary to comply with any such law or, if such modification is not possible, such provision shall be deemed null and void, but shall not affect the obligations of Executive under any other provision of this Agreement.

                  17. Arbitration. In the event of any dispute between Executive and the Company under or related to the terms of this Agreement, the parties hereto agree to submit such dispute to final and binding arbitration in Camden, New Jersey pursuant to the Commercial Arbitration Rules of the American Arbitration Association. The decision of the arbitrator shall be final and binding on both parties. Such arbitration proceedings shall be completed not later than 90 days following submission, except and only to the extent that such delay is attributable to the unavoidable delay of the arbitrator.

                  18. Assignment. Executive acknowledges that the services to be rendered by him hereunder are unique and personal. Accordingly, Executive may not assign any of his rights or delegate any of his duties or obligations hereunder without the prior written consent of the Company. Upon such consent, the rights and obligations of Executive under this Agreement shall be binding upon his heirs, assigns and legal representatives.

                  19.      Miscellaneous.

                           (a)      All notices, requests or other
communications required or permitted hereunder shall be by (i) personal delivery, (ii) first class United States mail, postage prepaid, (iii) overnight delivery service, charges prepaid or (iv) telecopy or other means of electronic transmission, if confirmed promptly by any of the methods specified in clauses
(i), (ii) or (iii) of this sentence, and in writing as follows:

                           If to Executive:

                               Thomas E. Mills IV
                               __________________
                               __________________

                           If to the Company:

                               Metrologic Instruments, Inc.
                               90 Coles Road
                               Blackwood, New Jersey 08012
                               Attn:  Chairman
                               Fax:  856-228-0653

; or to such other addresses as may be specified by like notice. Notices shall be deemed given on the earlier of (i) physical delivery, (ii) if given by facsimile transmission, upon transmission to the telefax number specified in this Agreement, (iii) two calendar days after mailing by prepaid first class mail and (iv) one calendar day after mailing by prepaid overnight delivery service.

                           (b)      This Agreement sets forth the entire
agreement of the parties with respect to the subject matter hereof, and supersedes all prior agreements, whether written or oral. This Agreement may be amended only by a writing signed by both parties hereto.

                           (c)      The Company will require any successor
(whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

                           (d)      The Company may withhold from any amounts
payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                           (e)      No waiver of any provision of this
Agreement shall be valid until it is in writing and signed by the person or party against whom it is charged.

                           (f)      The invalidity or unenforceability of any
provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed as if such invalid or unenforceable provision were omitted.

                           (g)      Sections 7, 8, 9, 10, 13, 14, and 15 shall
survive the termination of this Agreement for any reason whatsoever.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.


                                  METROLOGIC INSTRUMENTS, INC.

                                  By:/s/C. Harry Knowles

                                  Title:Chief Executive Officer


                                   EXECUTIVE

                                   /s/ Thomas E. Mills IV

                                   EXHIBIT A


                           TERMINATION CERTIFICATION


1. This Termination Certification is executed in accordance with the Employment Agreement effective as of ______________ (the "Agreement") between Metrologic Instruments, Inc., a New Jersey corporation (the "Company"), and ___________ _____, as employee, in connection with the termination of his employment with the Company. Capitalized terms used but not otherwise defined herein shall have the same meaning as set forth in the Agreement.

2. I certify that I have complied, and will continue to comply, with all terms of the Agreement, including, without limitation, the provisions pertaining to
(i) nondisclosure of confidential information of the Company, its successors or assigns, as well as third parties such as clients, licensees or consultants,
(ii) disclosure and assignment of Inventions and (iii) the return of the Company's documents. Upon the written request of the Company, I shall confirm in writing that I have returned all Company documents to the Company..



Dated: _____________________                _____________________________
                                                     __________________

                                   SCHEDULE I

                                GEOGRAPHIC SCOPE

==============================================================================
Albania                                                     Indonesia
Argentina                                                   Ireland
Armenia                                                     Italy
Austria                                                     Japan
Azerbaijan                                                  Korea
Belgium                                                     Latvia
Belize                                                      Liechtenstein
Bolivia                                                     Lithuania
Bosnia                                                      Luxembourg
Brazil                                                      Mexico
Bulgaria                                                    Moldova
Byelarus                                                    Nicaragua
Canada                                                      Norway
Chile                                                       Panama
China                                                       Paraguay
Colombia                                                    Peru
Costa Rica                                                  Poland
Croatia                                                     Portugal
Cuba                                                        Romania
Cyprus                                                      Russia
Czech Republic                                              Serbia
Denmark                                                     Slovakia
Ecuador                                                     Slovenia
El Salvador                                                 Spain
Estonia                                                     Sweden
Finland                                                     Switzerland
France                                                      Thailand
Georgia                                                     The Netherlands
Germany                                                     Ukraine
Greece                                                      United Kingdom
Guatemala                                                   United States
Guinea                                                      Uruguay
Honduras                                                    Vatican City
Hungary                                                     Venezuela
===============================================================================