Form 10-Q
period 2001-06-30
METROLOGIC INSTRUMENTS INC
filed 2001-08-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                 period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 14, 2001 there were 5,458,629 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000                     3

                  Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 2001 and 2000       4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                 5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            14

Part II - Other Information

         Item 1.  Legal Proceedings                                      15

         Item 2.  Changes in Securities                                  17

         Item 3.  Defaults upon Senior Securities                        17

         Item 4.  Submission of Matters to a Vote of Security Holders    17

         Item 5.  Other Information                                      17

         Item 6.  Exhibits and Reports on Form 8-K                       17

Signatures                                                               18

Exhibit Index                                                            19

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       June 30,   December 31,
Assets                                                   2001         2000
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  3,141     $  2,332
        Accounts receivable, net of allowance            24,776       26,593
        Inventory                                        19,675       26,898
        Deferred income taxes                             1,025        1,356
        Other current assets                              1,874        4,025
                                                       --------     --------
     Total current assets                                50,491       61,204

     Property,  plant and equipment, net                 13,874       10,459
     Patents and trademarks,  net of amortization         3,357        3,013
     Holographic technology,  net of amortization           542          600
     Advance license fee, net of amortization             1,471        1,529
     Goodwill, net of amortization                       13,989        4,317
     Other assets                                         1,066          701
                                                       --------     --------
     Total assets                                      $ 84,790     $ 81,823
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $      -     $    174
        Current portion of notes payable                  6,730        2,531
        Accounts payable                                  6,256        5,188
        Accrued expenses                                  8,662       11,739
                                                       --------     --------
     Total current liabilities                           21,648       19,632

     Lines of credit, net of current portion             11,140       17,689
     Notes payable,  net of current portion              23,594        7,645
     Deferred income taxes                                  573          565
     Other liabilities                                      553          529

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,456,365 and 5,451,092 shares
            issued and outstanding in 2001 and 2000,
            respectively                                     55           54
        Additional paid-in capital                       17,597       17,562
        Retained earnings                                13,722       20,703
        Accumulated other comprehensive loss             (4,092)      (2,556)
                                                       --------     --------
        Total shareholders' equity                       27,282       35,763
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 84,790     $ 81,823
                                                       ========     ========





                       See accompaying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                  2001       2000       2001        2000
                                    (Unaudited)            (Unaudited)

Sales                           $28,057   $23,128     $57,841     $45,460
Cost of sales                    18,288    13,903      47,015      27,118
                                -------   -------     -------     -------
Gross profit                      9,769     9,225      10,826      18,342

Selling, general and
 administrative expenses          8,289     6,080      15,832      11,850
Research and development
 expenses                         1,481     1,338       3,271       2,670
                                -------   -------     -------     -------
Operating (loss) income             (1)     1,807      (8,277)      3,822

Other (expenses) income
 Interest income                     16        74          96         145
 Interest expense                (1,021)     (226)     (2,202)       (365)
 Foreign currency transaction
   (loss) gain                      (84)      205        (161)        218
 Other, net                        (367)     (101)       (726)       (168)
                                -------   -------     -------     -------
 Total other (expenses)          (1,456)      (48)     (2,993)       (170)
                                -------   -------     -------     -------
(Loss) income before provision
 for income taxes                (1,457)    1,759     (11,270)      3,652
Provision for income taxes         (550)      561      (4,289)      1,242
                                -------   -------     -------     -------
Net (loss) income               $  (907)  $ 1,198     $(6,981)    $ 2,410
                                =======   =======     =======     =======
Basic (loss) earnings per share

  Weighted average shares
   outstanding                5,456,365 5,436,104   5,455,022   5,428,212

  Basic (loss) earnings per
   share                         $(0.17)    $0.22     $ (1.28)    $  0.44

Diluted (loss) earnings per share
  Weighted average shares
   outstanding                5,456,365 5,436,104   5,455,022   5,428,212
  Net effect of dilutive
   securities                         -   250,425           -     205,908

  Total shares outstanding
    used in computing diluted
    earnings per share        5,456,365 5,686,529   5,455,022   5,634,120

  Diluted (loss) earnings
    per share                    $(0.17)    $0.21     $ (1.28)    $  0.43


                    See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (amounts in thousands)


                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
                                                           (unaudited)

Operating activities

Net cash provided by (used in)
  operating activities                             $  8,296            $(9,200)

Investing activities

Purchase of property,  plant and equipment             (481)            (1,862)
Patents and trademarks                                 (467)              (277)
Other intangibles                                       697                  -
Cash paid for purchase of business,
  net of cash acquired                              (19,739)            (1,282)
                                                    -------            -------
Net cash used in investing activities               (19,990)            (3,421)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        37                251
Proceeds from issuance of notes payable              20,557              2,498
Principal payments on notes payable                 (11,737)              (425)
Net proceeds from line of credit                      4,451             10,153
Capital lease payments                                  (55)               (46)
                                                    -------            -------
Net cash provided by financing activities            13,253             12,431

Effect of exchange rates on cash                       (750)              (748)
                                                    -------            -------
Net increase (decrease) in cash and
     cash equivalents                                   809               (938)
Cash and cash equivalents at beginning of period      2,332              6,970
                                                    -------            -------
Cash and cash equivalents at end of period         $  3,141            $ 6,032
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $  1,737            $   285

     Cash paid for income taxes                    $    112            $   540

     Tax benefit from stock options                $      -            $    36


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

2.       Accounting Policies

Reclassifications

     Results for the six months ended June 30, 2001 reflect certain reclassifications of amounts previously reported in the three months ended March 31, 2001 to conform to current period presentation.

Interim Financial Information

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2000 contained therein.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Pending Adoption of Accounting Standards

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $800 ($0.15 per share) per year, not-withstanding any further purchase price adjustments from the Company's purchase of AOA. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.       Cost of Sales

         Cost of sales for the six months ended June 30, 2001 included $10,040 of special charges and other costs incurred in the Company's first quarter ended March 31, 2001 as follows: $4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company.

4.        Inventory

     Inventory consists of the following:


                                         June 30, 2001      December 31, 2000
                                       ------------------   ------------------


         Raw materials                      $  8,247             $  9,694
         Work-in-process                       4,460                6,380
         Finished goods                        6,968               10,824
                                              ------               ------
                                              19,675               26,898
                                              ------               ------

5.        Comprehensive (Loss) Income

     The Company's total comprehensive (loss) income were as follows:

                                                    Six Months Ended
                                                        June 30,
                                                 2001              2000
                                               --------          --------


         Net (loss) income                     $ (6,981)         $  2,410
         Other comprehensive losses:
            Change in equity due to foreign
             currency translation adjustments    (1,536)           (1,568)
                                                 ------            ------
         Comprehensive (loss) income           $ (8,517)         $    842
                                                 ------            ------

6. Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2001 or 2000.


The Company manages its business on a geographic basis and has principal operations in the United States and Europe. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.


                   United States Operations               European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended June 30, 2001:

Sales             $12,911   $  635    $ 4,079  $ 17,625   $10,432   $ 28,057

Income (loss)
before provision
for income taxes                               $ (1,469)  $    13   $ (1,456)

Identifiable
 assets                 -        -          -  $ 67,795   $16,995   $ 84,790

Three months ended June 30, 2000:

Sales             $12,486   $201      $ 1,918  $ 14,605   $ 8,523   $ 23,128

Income (loss)
before provision
for income taxes                               $  1,607   $   152   $  1,759

Identifiable
 assets                 -       -            - $ 58,734   $14,142   $ 72,876

Six months ended June 30, 2001:

Sales             $28,918   $1,117    $ 7,637  $ 37,672   $20,169   $ 57,841

Loss before
provision
for income taxes        -        -             $(10,627)  $  (643)  $(11,270)


Six months ended June 30, 2000:

Sales             $24,129   $785      $ 3,992  $ 28,906   $16,554   $ 45,460

Income (loss)
before provision
for income taxes        -      -               $  3,847   $  (195)  $  3,652



7. Acquisition

On January 8, 2001, the Company acquired all of the outstanding stock of Adaptive Optics Associates, Inc. ("AOA"), a developer and manufacturer of custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspections and scanning and dimensioning systems for the aerospace and defense industry. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of AOA's operations from January 8, 2001 are reflected in the income statement for the three and six months ended June 30, 2001. The excess purchase price over the fair value of net assets acquired was approximately $10,671 and is being amortized over a straight-line basis over 10 years.

The following unaudited pro forma condensed results of operations combine the historical consolidated statements of operations for Metrologic and AOA for the three and six months ended June 30, 2001 and June 30, 2000 as if the acquisition was consummated on January 1, 2000.

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

             (amounts in thousands except share and per share data)


                               Pro Forma                     Pro Forma
                           Three Months Ended             Six Months Ended
                                June 30,                      June 30,
                         ----------------------        ----------------------

                            2001         2000            2001          2000
                         ---------     --------        ---------     --------


Sales                    $  28,057     $ 28,004        $  58,300     $ 56,092
Operating (loss) income         (1)       2,124           (8,593)       4,381
Net (loss) income             (907)         921           (7,010)       1,812

(Loss) earnings
  per share
   Basic                     (0.17)        0.17            (1.29)        0.33
   Diluted                   (0.17)        0.16            (1.29)        0.32

Weighted average
  number of
 shares outstanding
   Basic                  5,456,365    5,436,104       5,455,022    5,428,212
   Diluted                5,456,365    5,686,529       5,455,022    5,634,120


8.  Credit Facility

In connection with the acquisition of Adaptive Optics Associates, Inc. ("AOA") on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of June 30, 2001, the balance outstanding was $19,000.

Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of June 30, 2001, the balance outstanding was $11,140.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $4,750 in 2002 and $6,250 in 2003. Interest rates are fixed at 10%.

Under the Credit Facility, the Company is subject to affirmative and negative covenants. The Company did not meet certain covenant requirements as of June
30, 2001, however, the Company obtained a waiver and plans to convert the working capital revolving facility to an asset-based arrangement. The Company believes that an asset-based arrangement would provide more flexibility to finance the Company's working captial needs. The Company believes such an asset-based arrangement to be in place before the end of the third quarter 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2001 and June 30, 2000 are unaudited.

       The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 100 foreign countries.

        Most of the Company's product sales in Western Europe, Asia and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three and six months ended June 30, 2001 and 2000, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000 (amounts in thousands except per share information)

         Sales increased 21.3% to $28,057 in the three months ended June 30, 2001 from $23,128 in the three months ended June 30, 2000, principally as a result of the addition of sales of AOA. Sales in the three months ended June 30, 2001 were affected by lower average unit selling prices on certain POS products compared to the corresponding period in 2000, which were mostly due to unfavorable foreign exchange fluctuations. The increase in the value of the U.S. dollar relative to the euro negatively affected the recorded U.S. dollar value of quarterly European operation sales by approximately 7.0% and quarterly consolidated sales were affected by the increased value of the U.S. dollar relative to other foreign currencies, namely the euro and Brazilian real by approximately 3.9% as compared to the corresponding period in 2000. In the first quarter of 2001, the Company instituted a price increase in Europe to mitigate the unfavorable foreign currency effect.

         International sales accounted for $15,146 (53.9% of total sales) in the three months ended June 30, 2001 and $13,016 (56.3% of total sales) in the three months ended June 30, 2000. No individual customer accounted for 5% or more of revenues in the three months ended June 30, 2001. Two customers accounted for 7.5% and 7.4%, respectively of total revenues in the three months ended June 30, 2000.

         Cost of sales increased to $18,288 in the three months ended June 30, 2001 from $13,903 in the three months ended June 30, 2000. The increase in cost of sales was due to the increased cost of sales associated with the acquisition of AOA. Further, cost of sales during the three months ended June 30, 2001 was negatively impacted by the increase in the value of the U.S. dollar relative to other foreign currencies as compared to the corresponding period in 2000.

         Selling, general and administrative ("SG&A") expenses increased 36.3% to $8,289 in the three months ended June 30, 2001 from $6,080 in the three months ended June 30, 2000 and increased as a percentage of sales to 29.5% from 26.3%. The increase in SG&A expenses was due primarily to the addition of AOA expenses, increased legal costs associated with defending the Company's patents and an increase to the allowance for uncollectible accounts.

         Research and development ("R&D") expenses increased 10.7% to $1,481 in the three months ended June 30, 2001 from $1,338 in the three months ended June 30, 2000, and decreased as a percentage of sales to 5.3% from 5.8%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

         Operating (loss) income decreased 100% to $(1) in the three months ended June 30, 2001 from $1,807 in the three months ended June 30, 2000, and operating income as a percentage of sales decreased to 0% from 7.8%.

         Other income/expenses reflect net other expenses of $1,456 in the three months ended June 30, 2001 compared to net other expenses of $48 in the corresponding period in 2000. Net other expenses for the three months ended June 30, 2001 reflect higher interest and amortization expenses due to the acquisition of AOA and associated debt, and higher foreign currency transaction losses.

         Net loss was $907 in the three months ended June 30, 2001 compared with net income of $1,198 in the three months ended June 30, 2000. Net loss reflects a 38% effective income tax rate for the three months ended June 30, 2001 compared to 32% for the corresponding period in 2000. The increased effective income tax rate resulted from a higher effective state tax rate of AOA. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.11 as compared to the corresponding period in 2000.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000 (amounts in thousands except per share information)

         Results for the six months ended June 30, 2001 reflect certain reclassifications of amounts previously reported in the three months ended March 31, 2001 to conform to current period presentation.

         Sales increased 27.2% to $57,841 in the six months ended June 30, 2001 from $45,460 in the six months ended June 30, 2000, principally as a result of the addition of sales of AOA. Sales in the six months ended June 30, 2001 were affected by lower average unit selling prices on certain POS products compared to the corresponding period in 2000, which were mostly due to unfavorable foreign exchange fluctuations. The increase in the value of the U.S. dollar relative to the euro negatively affected the recorded U.S. dollar value of year-to-date European operation sales by approximately 7.0% and year-to-date consolidated sales were affected by the increased value of the U.S. dollar relative to other foreign currencies, namely the euro and Brazilian real by approximately 3.3% as compared to the corresponding period in 2000. In the first quarter of 2001, the Company instituted a price increase in Europe to mitigate the unfavorable foreign currency effect.

         International sales accounted for $28,923 (50.0% of total sales) in the six months ended June 30, 2001 and $25,692 (56.5% of total sales) in the six months ended June 30, 2000. No individual customer accounted for 5% or more of the Company's total revenues in the six months ended June 30, 2001. Two customers accounted for 6.5% and 6.3%, respectively of total revenues in the six months ended June 30, 2000.

         Cost of sales increased to $47,015 in the six months ended June 30, 2001 from $27,118 in the six months ended June 30, 2000. In addition to the increased costs of sales associated with the acquisition of AOA, cost of sales for the six months ended June 30, 2001 included $10,040 of special charges and other costs that are not expected to reoccur in subsequent quarters as follows:
$4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Similar costs are not anticipated to be included in costs of sales for the remaining two quarters of 2001. Further, cost of sales as a percentage of sales during the three months ended June 30, 2001 was negatively impacted by the increase in the value of the U.S. dollar relative to other foreign currencies as compared to the corresponding period in 2000.

         SG&A expenses increased 33.6% to $15,832 in the six months ended June 30, 2001 from $11,850 in the six months ended June 30, 2000 and increased as a percentage of sales to 27.4% from 26.1%. The increase in SG&A expenses was due primarily to the addition of AOA expenses, increased legal costs associated with defending the Company's patents and an increase to the allowance for uncollectible accounts.

         Research and development ("R&D") expenses increased 22.5% to $3,271 in the six months ended June 30, 2001 from $2,670 in the six months ended June 30, 2000, and decreased as a percentage of sales to 5.7% from 5.9%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

         Operating income, excluding special charges and other costs, decreased 53.9% to $1,763 in the six months ended June 30, 2001 from $3,822 in the six months ended June 30, 2000, and operating income as a percentage of sales decreased to 3% from 8.4%. Operating losses including special charges and other costs in the six months ended June 30, 2001 was $8,277.

         Other income/expenses reflect net other expenses of $2,993 in the six months ended June 30, 2001 compared to net other expenses of $170 in the corresponding period in 2000. Net other expenses for the six months ended June 30, 2001 reflect higher interest and amortization expenses due to the acquisition of AOA and associated debt, and higher foreign currency transaction losses.

         Net loss was $6,981 in the six months ended June 30, 2001 compared with net income of $2,410 in the six months ended June 30, 2000. Net income reflects a 38% effective income tax rate for the six months ended June 30, 2001 compared to 34% for the corresponding period in 2000. The increased effective income tax rate resulted from a higher effective state tax rate of AOA. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.21 as compared to the corresponding period in 2000.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital decreased approximately 30.6% to $28,843 as of June 30, 2001 from $41,572 as of December 31, 2000, due primarily to the generation of cash from reducing accounts receivable and inventory levels and using those funds to pay down the Company's revolving credit facility classified in non-current liabilities.

         The Company's operating activities provided net cash of $8,296 compared with net cash used of $9,200 for the six months ended June 30, 2001 and 2000, respectively. Net cash provided in operating activities for the six months ended June 30, 2001 resulted primarily from reductions in accounts receivable plus non-cash charges, offset by decreases in accrued expenses.

         In connection with the acquisition of Adaptive Optics Associates, Inc. ("AOA") on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of June 30, 2001, the balance outstanding was $19,000.

         Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of June 30, 2001, the balance outstanding was $11,140.

         Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $4,750 in 2002 and $6,250 in 2003. Interest rates are fixed at 10%.

         Under the Credit Facility, the Company is subject to affirmative and negative covenants. The Company did not meet certain covenant requirements as of June 30, 2001, however, the Company obtained a waiver and plans to convert the working capital revolving facility to an asset-based arrangement. The Company believes that an asset-based arrangement would provide more flexibility to finance the Company's working captial needs. The Company believes such an asset-based arrangement to be in place before the end of the third quarter 2001.

         Property, plant & equipment expenditures were $481 and $1,862 for the six months ended June 30, 2001 and 2000, respectively. The Company's current plans for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and (iv) enhancements to existing information systems, and additional information systems.

        The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, the Japanese yen and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between foreign currencies and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts through its primary bank for periods not exceeding six months, which partially hedge sales to the Company's subsidiaries and (ii) foreign currency based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its foreign subsidiaries. Additionally, The Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar.

         The Company believes that its current cash and cash equivalent balances, along with cash generated from operations and availability under revolving credit facilities, will be adequate to fund the Company's operations through at least the next twelve months.

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

         Reliance for sales on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the timing, introduction and market acceptance of Metrologic's new products including the iQ180; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; availability of patent protection for Metrologic's vision-based technologies, and other products; general economic conditions; disposition of legal issues; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the effects of and changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; Metrologic's ability to integrate AOA with other Metrologic subsidiaries, and realize anticipated impact on results of operations; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; ability to comply with future bank covenants; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. On September 1, 2000 the United States Court of Appeals for the Federal Circuit agreed to hear the appeal. The hearing on the appeal has not yet been scheduled.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. The Court heard argument on this motion on June 15, 2001. On July 12, 2001, the Court denied the Auto ID companies' motion for partial summary judgment concluding that there were triable issues of material fact and therefore summary judgment was not appropriate. The Court also denied the Lemelson Partnership's cross-motion for summary judgment on the same basis.

On May 14, 2001, the Auto ID companies and Cognex Corp. filed a motion for partial Summary judgment arguing patent unenforceability due to inequitable conduct on the part of Lemelson of the Lemelson partnership in their dealings before the United States Patent and Trademark Office in obtaining the patents in suit. This motion is now pending.


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

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. The case is still in discovery.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on June 21, 2001. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

         (1) The vote of the common shareholders for the election of Richard Close, John H. Mathias and William Rulon-Miller as directors to serve a three-year term ending in 2004 were as follows:

              No. of Votes For             Name
              ----------------       -----------------
              5,250,438              Richard Close
              5,250,438              John H. Mathias
              5,250,438              William Rulon-Miller

         (2) The vote of the common shareholders for the appointment of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 2001 was as follows:

               5,274,053  For            580  Against           300  Abstain
               ---------                 ---                    ---

         The directors of the Company whose terms continue after the Annual Meeting of Shareholders referenced above are C. Harry Knowles, Janet H. Knowles, Stanton L. Meltzer, Thomas E. Mills IV, and Hsu Jau Nan.


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:



         (b)      Reports on Form 8-K.

                  During the quarter ended June 30, 2001 the Registrant did not file any reports on Form 8-K:

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: August 14, 2001                     By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 2001                     By:/s/Thomas E. Mills  IV
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