Form 10-Q
period 2001-09-30
METROLOGIC INSTRUMENTS INC
filed 2001-11-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                        period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 14, 2001 there were 5,460,900 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000                3

                  Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2001 and 2000 4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000           5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            16

Part II - Other Information

         Item 1.  Legal Proceedings                                      16

         Item 2.  Changes in Securities                                  17

         Item 3.  Defaults upon Senior Securities                        17

         Item 4.  Submission of Matters to a Vote of Security Holders    17

         Item 5.  Other Information                                      17

         Item 6.  Exhibits and Reports on Form 8-K                       17

Signatures                                                               18

Exhibit Index                                                            19

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                    September 30,  December 31,
Assets                                                   2001         2000
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  3,284     $  2,332
        Accounts receivable, net of allowance            24,131       26,593
        Inventory                                        18,914       26,898
        Deferred income taxes                             1,288        1,356
        Other current assets                              1,301        4,025
                                                       --------     --------
     Total current assets                                48,918       61,204

     Property,  plant and equipment, net                 14,015       10,459
     Patents and trademarks,  net of amortization         3,663        3,013
     Holographic technology,  net of amortization           513          600
     Advance license fee, net of amortization             1,441        1,529
     Goodwill, net of amortization                       14,015        4,317
     Deferred income taxes                                5,248            -
     Other assets                                         1,128          701
                                                       --------     --------
     Total assets                                      $ 88,941     $ 81,823
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $      -     $    174
        Current portion of notes payable                 12,670        2,531
        Accounts payable                                  5,974        5,188
        Accrued expenses                                 13,708       11,739
                                                       --------     --------
     Total current liabilities                           32,352       19,632

     Lines of credit, net of current portion             11,218       17,689
     Notes payable,  net of current portion              17,011        7,645
     Deferred income taxes                                  757          565
     Other liabilities                                      657          529

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,458,629 and 5,449,097 shares
            issued and outstanding in 2001 and 2000,
            respectively                                     55           54
        Additional paid-in capital                       17,616       17,562
        Retained earnings                                12,877       20,703
        Accumulated other comprehensive loss             (3,602)      (2,556)
                                                       --------     --------
        Total shareholders' equity                       26,946       35,763
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 88,941     $ 81,823
                                                       ========     ========





                       See accompaying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                  2001       2000       2001        2000
                                    (Unaudited)            (Unaudited)

Sales                           $26,809   $22,453     $84,650     $67,913
Cost of sales                    18,089    13,671      65,104      40,789
                                -------   -------     -------     -------
Gross profit                      8,720     8,782      19,546      27,124

Selling, general and
 administrative expenses          7,480     6,476      23,312      18,326
Research and development
 expenses                         1,612     1,246       4,883       3,916
Severence costs                       -       160           -         160
                                -------   -------     -------     -------
Operating (loss) income           (372)       900      (8,649)      4,722

Other (expenses) income
 Interest income                     10        56         106         201
 Interest expense                  (953)     (481)     (3,155)       (846)
 Foreign currency transaction
   gain (loss)                      337      (145)        176          73
 Other, net                        (384)      (96)     (1,110)       (264)
                                -------   -------     -------     -------
 Total other expenses              (990)     (666)     (3,983)       (836)
                                -------   -------     -------     -------
(Loss) income before provision
 for income taxes                (1,362)      234     (12,632)      3,886
(Benefit) provision for
 income taxes                      (517)       84      (4,806)      1,326
                                -------   -------     -------     -------
Net (loss) income               $  (845)  $   150     $(7,826)    $ 2,560
                                =======   =======     =======     =======
Basic (loss) earnings per share

  Weighted average shares
   outstanding                5,458,368 5,446,802   5,456,137   5,434,409

  Basic (loss) earnings per
   share                         $(0.15)    $0.03     $ (1.43)    $  0.47

Diluted (loss) earnings per share
  Weighted average shares
   outstanding                5,458,368 5,446,802   5,456,137   5,434,409
  Net effect of dilutive
   securities                         -    65,698           -     159,171

  Total shares outstanding
    used in computing diluted
    earnings per share        5,458,368 5,512,500   5,456,137   5,593,580

  Diluted (loss) earnings
    per share                    $(0.15)    $0.03     $ (1.43)    $  0.46


                    See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (amounts in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
                                                           (unaudited)

Operating activities

Net cash provided by (used in)
  operating activities                             $ 10,910           $(13,380)

Investing activities

Purchase of property,  plant and equipment           (1,555)            (2,748)
Patents and trademarks                                 (843)              (480)
Other intangibles                                      (100)                 -
Cash paid for purchase of business,
  net of cash acquired                              (19,739)            (3,677)
                                                    -------            -------
Net cash used in investing activities               (22,237)            (6,905)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        55                340
Proceeds from issuance of notes payable              20,348              6,697
Principal payments on notes payable                 (12,145)              (905)
Net proceeds from line of credit                      4,528             12,425
Capital lease payments                                  (80)               (82)
                                                    -------            -------
Net cash provided by financing activities            12,706             18,475

Effect of exchange rates on cash                       (427)              (727)
                                                    -------            -------
Net increase (decrease) in cash and
     cash equivalents                                   952             (2,537)
Cash and cash equivalents at beginning of period      2,332              6,970
                                                    -------            -------
Cash and cash equivalents at end of period         $  3,284           $  4,433
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $  3,002           $    687

     Cash paid for income taxes                    $    112           $  1,198

     Tax benefit from stock options                $      -           $     78


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

2.       Accounting Policies

Reclassifications

     Results for the nine months ended September 30, 2001 reflect certain reclassifications of amounts previously reported in the three months ended March 31, 2001 to conform to current period presentation.

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

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of
Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position and results of operations.

3.       Cost of Sales

         Cost of sales for the nine months ended September 30, 2001 included $10,040 of special charges and other costs incurred in the Company's first quarter ended March 31, 2001 as follows: $4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company.

4.        Inventory

     Inventory consists of the following:


                                       September 30, 2001   December 31, 2000
                                       ------------------   ------------------


         Raw materials                      $  7,535             $  9,694
         Work-in-process                       5,326                6,380
         Finished goods                        6,053               10,824
                                              ------               ------
                                              18,914               26,898
                                              ------               ------

5.        Comprehensive (Loss) Income

     The Company's total comprehensive (loss) income were as follows:

                                                   Nine Months Ended
                                                     September 30,
                                                 2001              2000
                                               --------          --------


         Net (loss) income                     $ (7,826)         $  2,560
         Other comprehensive losses:
            Change in equity due to foreign
             currency translation adjustments    (1,045)           (2,165)
                                                 ------            ------
         Comprehensive (loss) income           $ (8,871)         $    395
                                                 ------            ------

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


                        United States Operations          European
                   North               Other             Operations   Total
                  America   Europe     Export    Total     Europe  Consolidated

Three months ended September 30, 2001:

Sales             $11,083   $775      $ 3,657   $ 15,515   $11,294    $ 26,809

(Loss) income
before provision
for income taxes                                $ (1,909)  $   547    $ (1,362)

Identifiable
 assets                                         $ 71,244   $17,697    $ 88,941

Three months ended September 30, 2000:

Sales             $ 9,909   $  398    $ 3,718   $ 14,025   $ 8,428    $ 22,453

Income (loss)
before provision
for income taxes                                $    302   $   (68)   $    234

Identifiable
 assets                                         $ 61,464   $17,036    $ 78,500


Nine months ended September 30, 2001:

Sales             $39,910   $1,893    $11,313   $ 53,116   $31,534    $ 84,650

(Loss) income
before provision
for income taxes                                $(12,536)  $   (96)   $(12,632)

Nine months ended September 30, 2000:

Sales             $29,607   $1,183    $12,177   $ 42,967   $24,946    $ 67,913

Income (loss)
before provision
for income taxes                                $  4,149   $  (263)   $  3,886

7. Acquisition

On January 8, 2001, the Company acquired all of the outstanding stock of Adaptive Optics Associates, Inc. ("AOA"), a developer and manufacturer of custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspections and scanning and dimensioning systems for the aerospace and defense industry. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of AOA's operations from January 8, 2001 are reflected in the income statement for the three and nine months ended September 30, 2001. The excess purchase price over the fair value of net assets acquired was approximately $10,671 and is being amortized over a straight-line basis over 10 years.

The following unaudited pro forma condensed results of operations combine the historical consolidated statements of operations for Metrologic and AOA for the three and nine months ended September 30, 2001 and September 30, 2000 as if the acquisition was consummated on January 1, 2000.

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

             (amounts in thousands except share and per share data)


                               Pro Forma                     Pro Forma
                           Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                         ----------------------        ----------------------

                            2001         2000            2001          2000
                         ---------     --------        ---------     --------


Sales                    $  26,809     $ 27,818        $  85,109     $ 83,910
Operating (loss) income       (372)       1,463           (8,965)       5,844
Net (loss) income             (845)          18           (7,855)       1,830

(Loss) earnings
  per share
   Basic                     (0.15)        0.00            (1.44)        0.34
   Diluted                   (0.15)        0.00            (1.44)        0.33

Weighted average
  number of
 shares outstanding
   Basic                  5,458,363    5,446,802       5,456,137    5,434,409
   Diluted                5,458,363    5,512,500       5,456,137    5,593,580

8.  Credit Facility

In connection with the acquisition of Adaptive Optics Associates, Inc. ("AOA") on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of September 30, 2001, the balance outstanding was $18,500.

Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of September 30, 2001, the balance outstanding was $11,218.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $4,750 in 2002 and $6,250 in 2003. Interest rates are fixed at 10%.

Under the Credit Facility, the Company is subject to affirmative and negative covenants. As of September 30, 2001, the Company was in default with respect to certain of these covenants. The Company has been in negotiations and has reached an agreement in principle with the primary bank, with regard to converting the current revolving credit facility to an asset-based arrangement together with a revised term note and revised covenants. As a result of reaching this agreement in principle with respect to refinancing the Company's outstanding debt, the Company has elected not to seek a waiver with respect to its covenant violations.

The Company believes that an asset-based arrangement would provide more flexibility to finance the Company's working capital needs. While the Company believes that such arrangement will be in place before the end of the fourth quarter 2001, there can be no assurance that the Company will be able to do so. Failure to put in place a revised credit arrangement would require the Company to seek a waiver of its covenant violations under its existing Credit Facility. Failure to obtain the waiver or to repay the facility would have a material adverse effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2001 and September 30, 2000 are unaudited.

       The Company derives its revenues from sales of its scanners through distributors, value-added resellers ("VARs") and original equipment manufacturers ("OEMs") and directly to end-users in the United States and in over 100 foreign countries.

        Most of the Company's product sales in Western Europe, Asia and Brazil are billed in foreign currencies and are subject to currency exchange rate fluctuations. Substantially all of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Accordingly, in the three and nine months ended September 30, 2001 and 2000, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000 (amounts in thousands except per share information)

         Sales increased 19.4% to $26,809 in the three months ended September 30, 2001 from $22,453 in the three months ended September 30, 2000, principally as a result of the addition of sales of AOA. Sales in the three months ended September 30, 2001 were affected by lower average unit selling prices on certain POS products compared to the corresponding period in 2000, which were mostly due to unfavorable foreign exchange fluctuations. The increase in the value of the U.S. dollar relative to the euro negatively affected the recorded U.S. dollar value of quarterly European operation sales by approximately 2.3% and quarterly consolidated sales were affected by the increased value of the U.S. dollar relative to other foreign currencies, namely the euro and Brazilian real by approximately 3.1% as compared to the corresponding period in 2000.

         International sales accounted for $15,726 (58.7% of total sales) in the three months ended September 30, 2001 and $12,544 (55.9% of total sales) in the three months ended September 30, 2000. Two customers accounted for 7.0% and 5.7%, respectively, of total revenues in the three months ended September 30, 2001. Two customers accounted for 11.9% and 5.5%, respectively of total revenues in the three months ended September 30, 2000.

         Cost of sales increased to $18,089 in the three months ended September 30, 2001 from $13,671 in the three months ended September 30, 2000. The increase in cost of sales was due to the increased cost of sales associated with the acquisition of AOA. Further, cost of sales during the three months ended September 30, 2001 was negatively impacted by the increase in the value of the U.S. dollar relative to other foreign currencies as compared to the corresponding period in 2000.

         Selling, general and administrative ("SG&A") expenses increased 15.5% to $7,480 in the three months ended September 30, 2001 from $6,476 in the three months ended September 30, 2000 and decreased as a percentage of sales to 27.9% from 28.8%. The increase in SG&A expenses was due primarily to the addition of AOA expenses, increased legal costs associated with defending the Company's patents and an increase to the allowance for uncollectible accounts.

         Research and development ("R&D") expenses increased 29.4% to $1,612 in the three months ended September 30, 2001 from $1,246 in the three months ended September 30, 2000, and increased as a percentage of sales to 6.0% from 5.5%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

         Operating (loss) income decreased to $(372) in the three months ended September 30, 2001 from $900 in the three months ended September 30, 2000.

         Other income/expenses reflect net other expenses of $990 in the three months ended September 30, 2001 compared to net other expenses of $666 in the corresponding period in 2000. Net other expenses for the three months ended September 30, 2001 reflect higher interest and amortization expenses due to the acquisition of AOA and associated debt, offset by foreign currency transaction gains.

         Net loss was $845 in the three months ended September 30, 2001 compared with net income of $150 in the three months ended September 30, 2000. Net loss reflects a 38% effective income tax rate for the three months ended September 30, 2001 compared to 36% for the corresponding period in 2000. The increased effective income tax rate resulted from a higher effective state tax rate of AOA. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.04 as compared to the corresponding period in 2000.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000 (amounts in thousands except per share information)

         Results for the nine months ended September 30, 2001 reflect certain reclassifications of amounts previously reported in the three months ended March 31, 2001 to conform to current period presentation.

         Sales increased 24.6% to $84,650 in the nine months ended September 30, 2001 from $67,913 in the nine months ended September 30, 2000, principally as a result of the addition of sales of AOA. Sales in the nine months ended September 30, 2001 were affected by lower average unit selling prices on certain POS products compared to the corresponding period in 2000, which were mostly due to unfavorable foreign exchange fluctuations. The increase in the value of the U.S. dollar relative to the euro negatively affected the recorded U.S. dollar value of year-to-date European operation sales by approximately 5.4% and year-to-date consolidated sales were affected by the increased value of the U.S. dollar relative to other foreign currencies, namely the euro and Brazilian real by approximately 3.3% as compared to the corresponding period in 2000. In the first quarter of 2001, the Company instituted a price increase in Europe to mitigate the unfavorable foreign currency effect.

         International sales accounted for $44,740 (52.9% of total sales) in the nine months ended September 30, 2001 and $38,306 (56.4% of total sales) in the nine months ended September 30, 2000. Three customers accounted for 6.8%, 6.8% and 6.4% of the Company's total revenues in the nine months ended September 30, 2001. One customer accounted for 8.3% of total revenues in the nine months ended September 30, 2000.

         Cost of sales increased to $65,104 in the nine months ended September 30, 2001 from $40,789 in the nine months ended September 30, 2000. In addition to the increased costs of sales associated with the acquisition of AOA, cost of sales for the nine months ended September 30, 2001 included $10,040 of special charges and other costs that are not expected to reoccur in subsequent quarters as follows: $4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Similar costs are not anticipated to be included in costs of sales for the remaining quarter of 2001. Further, cost of sales as a percentage of sales during the nine months ended September 30, 2001 was negatively impacted by the increase in the value of the U.S. dollar relative to other foreign currencies as compared to the corresponding period in 2000.

         SG&A expenses increased 27.2% to $23,312 in the nine months ended September 30, 2001 from $18,326 in the nine months ended September 30, 2000 and increased as a percentage of sales to 27.5% from 27.0%. The increase in SG&A expenses was due primarily to the addition of AOA expenses, increased legal costs associated with defending the Company's patents and an increase to the allowance for uncollectible accounts.

         Research and development ("R&D") expenses increased 24.7% to $4,883 in the nine months ended September 30, 2001 from $3,916 in the nine months ended September 30, 2000, and stayed the same as a percentage of sales at 5.8%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

         Operating income, excluding special charges and other costs, decreased to $1,391 in the nine months ended September 30, 2001 from $4,727 in the nine months ended September 30, 2000. Operating losses including special charges and other costs in the nine months ended September 30, 2001 was $8,649.

         Other income/expenses reflect net other expenses of $3,983 in the nine months ended September 30, 2001 compared to net other expenses of $836 in the corresponding period in 2000. Net other expenses for the nine months ended September 30, 2001 reflect higher interest and amortization expenses due to the acquisition of AOA and associated debt, offset by higher foreign currency transaction gains.

         Net loss was $7,826 in the nine months ended September 30, 2001 compared with net income of $2,560 in the nine months ended September 30, 2000. Net income reflects a 38% effective income tax rate for the nine months ended September 30, 2001 compared to 34% for the corresponding period in 2000. The increased effective income tax rate resulted from a higher effective state tax rate of AOA. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.24 as compared to the corresponding period in 2000.

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

Liquidity and Capital Resources (amounts in thousands)

         The Company's working capital as of September 30, 2001 was negatively impacted due to the generation of cash from reducing accounts receivable and inventory levels and using those funds to pay down the Company's revolving credit facility classified in non-current liabilities and the Company's term note. In addition, the Company has reclassified its term note in accordance with currently anticipated maturities under the credit agreement being negotiated.

        The Company's operating activities provided net cash of $10,910 compared with net cash used of $13,380 for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided in operating activities for the nine months ended September 30, 2001 resulted primarily from reductions in accounts receivable and inventory plus non-cash charges, offset by decreases in accrued expenses.

         In connection with the acquisition of Adaptive Optics Associates, Inc. ("AOA") on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of September 30, 2001, the balance outstanding was $18,500.

         Also under the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of September 30, 2001, the balance outstanding was $11,218.

         Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $4,750 in 2002 and $6,250 in 2003. Interest rates are fixed at 10%.

         Under the Credit Facility, the Company is subject to affirmative and negative covenants. As of September 30, 2001, the Company was in default with respect to certain of these covenants. The Company has been in negotiations and has reached an agreement in principle with the primary bank, with regard to converting the current revolving credit facility to an asset-based arrangement together with a revised term note and revised covenants. As a result of reaching this agreement in principle with respect to refinancing the Company's outstanding debt, the Company has elected not to seek a waiver with respect to its covenant violations.

          The Company believes that an asset-based arrangement would provide more flexibility to finance the Company's working capital needs. While the Company believes that such arrangement will be in place before the end of the fourth quarter 2001, there can be no assurance that the Company will be able to do so. Failure to put in place a revised credit arrangement would require the Company to seek a waiver of its covenant violations under its existing Credit Facility. Failure to obtain the waiver or to repay the facility would have a material adverse effect on the Company.

         Property, plant & equipment expenditures were $1,555 and $2,748 for the nine months ended September 30, 2001 and 2000, respectively. The Company's current plans for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and (iv) enhancements to existing information systems, and additional information systems.

        The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, the Japanese yen and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between foreign currencies and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts through its primary bank for periods not exceeding nine months, which partially hedge sales to the Company's subsidiaries and (ii) foreign currency based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its foreign subsidiaries. Additionally, The Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar.

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

         Reliance for sales on third party resellers, distributors and OEMs which subject the Company to risks of business failure of the foregoing, credit and collections exposure, and other business concentration risks; ability to comply with future bank covenants; Metrologic's ability to refinance its debt with its banks; in the event that Metrologic is unable to refinance its debt with its banks or obtain a waiver or forbearance agreement, its indebtedness would be accelerated which would have a material adverse effect on Metrologic; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; Metrologic's ability to execute successfully the initiatives to restore profit levels and continue rapid sales growth; increased competition due to industry consolidation or new entrants into the Company's existing markets; Metrologic's ability to integrate AOA with other Metrologic subsidiaries, and realize anticipated impact on results of operations; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; sales cycles of Metrologic's products; Metrologic's ability to control manufacturing and operating costs which affect future profitability; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the timing, introduction and market acceptance of Metrologic's new products including the iQ(TM)180; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, and adoption of new or changes in accounting policies and practices; availability of patent protection for Metrologic's vision-based technologies, and other products; technological changes in the scanner industry, specifically vision-based technologies; general economic conditions; disposition of legal issues; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the effects of and changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations.

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


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. With respect to the litigation previously disclosed in the Company's prior reports on Form 10-K and Form 10-Q, the following reflects updated information as of September 30, 2001.

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On May 14, 2001, the Auto ID companies and Cognex Corp. filed a motion for partial Summary judgment arguing patent unenforceability due to inequitable conduct on the part of Lemelson of the Lemelson partnership in their dealings before the United States Patent and Trademark Office in obtaining the patents in suit. This motion is now pending. A hearing on this motion was held on November 9, 2001, and the parties are awaiting the court's decision on this motion.

On July 25, 2001 the Court entered an order setting a schedule that concludes with a trial date set for August 2002.

On August 1, 2001, the Auto ID companies filed another motion for partial summary judgment arguing that the Lemelson Partnership is not entitled, as a matter of law, to rely on a now-abandoned Lemelson patent application filed in 1954 to provide a filing date or disclosure for the claims of the patents-in-suit. Oral argument on the motion was heard on November 9, 2001.

B. Metrologic v. PSC

In March 2001, Metrologic made a motion to add a patent to its complaint for infringement. The motion was granted by the court and the patent was added to the litigation.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:



         (b)      Reports on Form 8-K.

                  During the quarter ended September 30, 2001 the Registrant did not file any reports on Form 8-K:

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: November 14, 2001                   By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 14, 2001                   By:/s/Thomas E. Mills  IV
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