Form 10-K
period 2001-12-31
METROLOGIC INSTRUMENTS INC
filed 2002-04-16
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

                                 Annual Report
                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


   For the fiscal year ended December 31, 2001 Commission file number 0-24712


                          METROLOGIC INSTRUMENTS, INC.

                            A New Jersey Corporation
                 I.R.S. Employer Identification No. 22-1866172
                                 90 Coles Road
                          Blackwood, New Jersey 08012
                                  856-228-8100


        Securities registered pursuant to Section 12(b) of the Act: None
                Securities registered pursuant to Section 12(g)
              of the Act: Common Stock, Par Value $.01 Per Share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2002 was $18,862,362 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of April 15, 2002 there were 5,465,605 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the following documents are incorporated herein by reference:

Part III - The Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

                                     PART I

Item 1.  Business

Introduction

Metrologic Instruments, Inc. ("Metrologic" or the "Company") designs, markets, and manufactures sophisticated imaging systems using laser, holographic, vision-based technologies; high-speed automated data capture solutions, and bar code scanners. Metrologic's core technology includes the capability to scan and decode one-dimensional (linear) bar codes. In recent years, Metrologic's capabilities have expanded to include vision-based technologies providing two-dimensional bar code reading and optical character recognition-compatible image lift. Other significant products include parcel dimensioning and singulation detection devices. The Company's automatic identification products as described above serve customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries.

Metrologic's acquisition of Adaptive Optics Associates, Inc. ("AOA") in January 2001, has broadened the Company's product offering to include laser beam delivery and control products for semiconductor and fiber optic manufacturing equipment, wavefront sensor products and adaptive optics systems for certain government applications. AOA also adds significant capabilities and expertise in vision, image processing, systems integration, adaptive optics and high-end refractive optical disciplines.

In addition to its extensive line of bar code scanning and vision system equipment, the Company also provides a complete line of educational laser products to schools and universities. The Company is vertically integrated; designing and manufacturing its own optics, optical coatings, magnetic and inductive electronic components and fabricated parts. The Company produced more than 435,000 finished products in 2001.

Metrologic employs approximately 919 people worldwide (following a recent reduction in workforce) and sells its products in more than 100 countries through Metrologic's sales, service and distribution offices located in North and South America, Europe and Asia. The Company's principal subsidiaries include: AOA; Metrologic Instruments GmbH; Metrologic Asia (Pte) Ltd.; Metrologic do Brasil Ltda (51% joint venture); Metro (Suzhou) Technologies Co., Ltd.; Metrologic Eria Iberica, SL (51% joint venture); Metrologic Italia S.r.l.; Metrologic Eria France SA (51% joint venture); Metrologic Instruments UK Limited; and Metrologic Japan Co., Ltd.

Metrologic was incorporated in New Jersey in May 1969 as a successor to a sole proprietorship, which commenced operations in 1968. The Company's executive and administrative offices are located at 90 Coles Road, Blackwood, New Jersey 08012. The Company's telephone number: 856-228-8100; web site:
www.metrologic.com.

The Company's Products

Metrologic bar code scanners use visible laser diodes, incorporating custom integrated circuits and surface mount components for the majority of their electronics. In addition, the Company's scanners use proprietary software, including ScanSet(R), MetroSet(R) 2, and Bits `n' Pieces(R) configuration utilities and ScanSelect(R) and MetroSelect(R) bar code configuration booklets via bar code menus, which allow the end user to reconfigure and program the scanners' performance characteristics. These programs also permit the scanner to read commonly used bar codes and to perform a variety of other functions. In addition, the Company's interpretive and decode software algorithms provide the capability of high speed and aggressive decoding. The Company's scanners interface into most computers, programmable logic controllers, point-of-transaction devices (e.g., cash registers), mobile computing terminals and internet-ready appliances.

Laser bar code scanners are the Company's predominant products and accounted for 72.4%, 89.7%, and 92.7% of the Company's sales in 2001, 2000, and 1999, respectively. The following laser bar code scanners have historically accounted for a substantial portion of the Company's product revenues.

Retail Scanners: Hand-held

Since November 2001, the Company has offered the MS5145 Eclipse(TM) mid-level hand-held scanner. Designed and developed by Metro (Suzhou) Technologies Co., Ltd., Eclipse's reduced-size form factor, feature set and price point is designed to penetrate the demanding worldwide retail marketplace. Eclipse incorporates Metrologic's patented CodeGate(R) data transmission technology for total operator control of scanned barcodes.

Since January 2000, the Company has offered the Voyager(R) series of single-line hand-held bar code scanners. These scanners are equipped with the Company's patented automatic trigger technology; the MS9540 VoyagerCG(TM) expanded on this technology with Metrologic's CodeGate data transmission. The combined technologies allow the Company to compete head-to-head in applications previously dominated by manually triggered scanners. These applications include retail point-of-sale, menu-scanning, document processing, library, pharmaceutical, pcb work-in-process, coupon processing and inventory.

Since January 2000, the Company has offered the MS6220 Pulsar(R) single-line hand-held bar code scanner. This scanner represents the Company's entry-level product and is designed to compete with low-cost Charged Coupled Devices (CCD's). The product features the high-speed and accuracy of laser scanner with the working range and cost of a typical CCD. The product is marketed for use in large-retail applications.

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

Retail Scanners: Fixed Projection

In January 2002, the Company introduced the MS7320 InVista(TM) with shipments beginning in the first quarter 2002. The InVista is a fixed omnidirectional laser bar code scanner including an integrated Electronic Article Surveillance
(EAS) deactivation antenna, firmware updates via Flash ROM, field replaceable window, user-replaceable cables and an auxiliary port for adding peripherals as standard features. The MS7320 is designed to meet the demands of grocery store, supermarket, convenience store, and specialty store environments.

In January 2002, the Company introduced the MS7600 Series Horizon(TM) with shipments beginning in the first quarter of 2002. The Horizon is Metrologic's next generation of in-counter scanners. These scanners produce a dense omnidirectional scan pattern helping to provide fast, efficient throughput. Horizon is available with either a stainless steel or a high impact plastic top plate, both models come standard with an integrated EAS deactivation antenna, durable die-cast construction, firmware updates via Flash ROM, field replaceable window, user-replaceable cables and an auxiliary port for adding peripherals as standard features. The MS7600 Series is designed for use in grocery store, supermarket, retail and coupon redemption applications.

In January 2001, the Company introduced the MS7220 ArgusScan(TM), fixed omnidirectional bar code scanner. For use in point-of-sale applications such as grocery, pharmacy and specialty applications such as libraries and document processing, the MS7220 ArgusScan's features include multiple mounting options, a hand-held scanner port and multiple interfaces.

In January 2001, the Company introduced the MS6520 Cubit(R) fixed, mini-omnidirectional bar code scanner. This product is the Company's entry-level offering and is equipped with a durable housing for use in harsh environments and many point-of-sale applications including convenience, apparel and specialty stores.

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

Since September 1990, the Company has offered the MS700i Series of high performance fixed projection scanners. By projecting an omnidirectional pattern at high speeds, the MS700 is capable of reading bar codes in different orientations and angles. The product is sold for use in applications requiring high-speed, high-volume scanning, such as grocery stores, magazine distribution and processing centers and discount warehouses. Since 1985, the Company has offered in-counter Slot scanners. Since 1991, the Company has offered the MS860 Mini-Slot(R) scanner for use in supermarkets. The MS860 can be mounted easily into countertops and integrated into scales for high-volume in-counter scanning applications.

Original Equipment Manufacturer (OEM) Scanners

Since March 1999, the Company has offered the IS6520 Cubit line of omnidirectional bar code scanning engines. This product is used in OEM applications such as time/attendance, kiosks, price-lookup and reverse vending. The scanner was designed with a high-speed automatic scanning system in a small, easy-to-mount housing.

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

Industrial Scanners

Since February 2001, the Company has offered its iQ high-speed camera-based industrial imaging systems, which are the predominant systems sought by companies in the parcel postal handling industries. The iQ180 is an all-in-one information acquisition system that offers linear and two-dimensional bar code reading, OCR-compatible image lift, parcel dimensioning, and speed detection in a single, self-contained unit. Applications include revenue recovery, transportation logistics and route planning.

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

Portable Data Terminal

Since September 2001, the Company has marketed ScanPal(R)2 a high performance, entry level, batch portable data terminal (PDT) with integrated bar code scanner. ScanPal 2 is suited for a diverse range of applications such as inventory/stock control, parts tracking, shipping/receiving, and price checking. Markets including retail, healthcare, manufacturing, and warehousing are among those typically using PDT's.

Price Verifier

Since November 2001, the Company has offered the ScanVue(R) that brings full-color graphical advertising and customer entertainment to an automated in-store price check system. ScanVue has features such as a bright color LCD screen, accurate price verification, a variety of mounting options and customization options. The ScanVue provides the retailer with an opportunity to increase consumer spending while at the same time receive revenue from suppliers by charging for advertising space. ScanVue is appropriate for any retail application including department stores, specialty stores, supermarkets, home improvement centers and automotive stores.

Adaptive Optics Associates Product Line

AOA's capabilities are organized into two distinct strategic initiatives of Industrial Scanning Systems and Optical Systems. Leadership responsibility for these entities is based at Adaptive Optics Associates, in Cambridge, MA. Industrial Scanning Systems includes the industrial products and systems, including the HoloTrak holographic laser scanners, that were previously organized, developed, marketed and sold by Metrologic prior to the acquisition of AOA. Certain of the development and sales efforts will remain at the Blackwood, NJ facility under the direction of AOA.

Industrial Scanning Systems

Since 1994, Industrial Scanning has provided custom designed products and worldwide field service for specialized scanning, dimensioning, and sortation control systems to Industrial Scanning customers.

Since February 2001, the Company has offered its iQ high-speed camera-based industrial imaging systems. Imaging systems are rapidly becoming the predominant systems sought by companies in the industrial parcel and postal handling industries. The iQ180 is an all-in-one information acquisition system that offers linear and two dimensional bar code reading, OCR-compatible image lift, parcel dimensioning, and speed detection in a single, self-contained unit. Applications include revenue recovery, transportation logistics, and route planning.

Since 1996, the Company has offered its HoloTrak line of holographic scanners, which utilizes Metrologic's proprietary holographic technology, offering increased scanning performance at a more affordable price than similar fixed industrial-use omnidirectional scanners. HoloTrak's many different models are used by manufacturers, distribution centers, and parcel handling companies to track work-in-process, assist with truckload planning, and perform a variety of related applications. The HoloTrak family contains the IS8000 Series for walk-under and moderate speed conveyor applications and the C Series for high-speed, high volume conveyor applications, in addition to fully automated scanning tunnels that offer optional weighing, dimensioning, and parcel tracking capabilities.

Since 1991, the Company has offered its TECH Series of close-range scanners. Designed to withstand the rigors associated with equipment used in industrial environments, and capable of being mounted in any orientation, TECH Series scanners are generally used in conveyor belt or other industrial applications requiring automated scanning capability. There are three models, each offering a different depth-of-field.

Optical Systems

Since 1998, Optical Systems has offered the Wavescope(R) wave front sensing product line. Wavescope is a product used to measure optical aberrations and has applications in atmospheric adaptive optics, retinal imaging, and laser communications. There are various versions depending on the application.

Since 1990, Optical Systems has offered Monolithic Lenslet Modules (MLM), arrays of micro lenses, with applications in atmospheric adaptive optics, retinal imaging, and laser communications. Various MLMs are offered including standard models as well as custom designed versions.

Since 1996, Optical Systems has provided laser beam delivery systems dedicated to the high quality transport and conditioning of light from its laser source to its ultimate destination at a tool. These beam delivery systems are custom designed according to a variety of specifications including wavelength.

Since 1998, Optical Systems has provided opto mechanical and electro-optical design and production services for specialized systems that have both government and commercial applications and include tactical missile defense, fiber communications, metrology, atmospheric adaptive optics, retinal imaging, and laser communications.

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

The Company's research and development organization is made up of Advanced Development, New Product Development and Optical Systems R&D.

During 2001, the Company continued to refine the roles and organizations of Advanced Development and New Product Development and separated the management of the respective personnel. Advanced Development is responsible for driving technological breakthroughs and working on technologies, products and processes not already marketed by the company. New Product Development is responsible for the structured engineering and development required for timely introduction of new products to the market.

Advanced Development efforts for the year 2001 were focused on the development of vision-based technologies for the iQ series of products, advancing and miniaturizing iQ laser illumination for use in products beyond iQ180, upgrading technology in existing products and cost reductions.

New Product Development efforts for the year 2001 were focused in the following areas: product introductions including the MS5145 Eclipse, MS7220 ArgusScan, MS6520 Cubit enhancements, USB interface converter, QTrace(TM) parcel dimensioner, QTroller(TM) industrial command center and iQ180 3D image acquisition system; Metrologic's point-of-sale bar code scanners' support of Checkpoint's(R) Electronic Article Surveillance system.

Optical Systems R&D efforts for the year 2001 were focused on new software release for Wavescope adding additional user capability; and manufacturability improvements for the laser Beam Delivery System.

During 2001, 2000, and 1999, the Company incurred expenses of approximately $6.5 million, $5.0 million, and $4.3 million, respectively, on costs associated with research and development.

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

During 2001, the Company worked on strategies and logistics to relocate Metrologic's offices in Brazil and Singapore. These facilities will be newer, larger, and have the capability to expand Metrologic's manufacturing capacity.

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

In July 1997, the Company established Metrologic Asia (Pte) Ltd., a wholly-owned subsidiary located in Singapore which provides sales, distribution and service to develop and support the Company's growing Asian customer base.

In November 1998, the Company established Metrologic Instruments Italia, S.r.l. to serve the Italian market. In February 1999, the Company established an engineering and manufacturing facility, Metro (Suzhou) Technologies Co., Ltd., located near Shanghai, China.

In January 2000, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic Eria Iberica SL, ("MEI") located in Madrid, Spain, to exclusively serve the Iberian market. In March 2002, MEI received a notice from the minority shareholders of their intent to sell their collective 49% interest in MEI. Under the Shareholder's Agreement, the majority shareholder has a 12-month period in which to find a buyer or negotiate a purchase price for the 49% interest, with a default minimum.

In February 2000, the Company established Metrologic Instruments UK Limited to better serve the northern European territories of the UK, Scandinavia and Benelux.

In July 2000, the Company completed a joint venture agreement providing for a 51% equity interest in Metrologic Eria France SA, located in Roissy, France, just outside of Paris to exclusively serve the French market.

On December 22, 2000, Metrologic initiated the acquisition of Adaptive Optics Associates, Inc. (AOA); the acquisition was completed on January 8, 2001.

In January 2001, the Company established a sales, service and distribution office, Metrologic Japan Co., Ltd., in Tokyo, Japan. The Japanese office, working with Metrologic's Singapore office and Chinese facility, provides customers throughout Asia with rapid responses to questions, prompt delivery of products, and on-site customer service.

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

The following table sets forth certain information as to the Company's sales by geographical location: (amounts in thousands)

                                            Year Ended December 31,
                                       --------------------------------
                                    2001              2000              1999
                                    ----              ----              ----
    North America                 $26,505           $36,716           $33,698
    AOA                            24,259                 -                 -
    Europe                         46,990            36,436            33,906
    Rest of World                  15,934            18,732            12,499
                                 --------           -------           -------
      Total                      $113,688           $91,884           $80,103
                                 ========           =======           =======


Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of the Company's products are manufactured in the Company's U.S. facility in 2001, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. In addition, manufacture of the Company's POS products in its Suzhou, China facility is expected to increase in 2002, which will partially mitigate the profit impact of foreign exchange rate fluctuation with reduced labor costs in the Company's POS scanners. Accordingly, in 2001 and 2000, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Backlog

As of December 31, 2001, the Company had approximately $9.1 million in backlog orders. All such backlog orders are anticipated to be filled prior to December 31, 2002. As of December 31, 2000, the Company had approximately $3.3 million in backlog orders, of which substantially all were filled during the 2001 fiscal year.

The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may, however, require letters of credit or prepayment terms for those customers in lesser-developed countries.

Competition

The bar code scanning industry is highly competitive. The Company's scanners compete primarily with those produced by US manufacturers Accu-Sort Systems, Inc., Microscan Systems, Inc., NCR Corporation, PSC, Inc., Symbol Technologies, Inc., Intermec (Unova), Hand Held Products, Inc. (a Welch Allyn affiliate); European manufacturers Datalogic, Inc. located in Italy, Sick AG and Vitronics located in Germany; and Asian manufacturers Nippondenso ID Systems, Opticon, Inc., Densei and many others. While many of the Company's competitors are larger and have greater financial, technical, marketing and other resources than the Company, the Company believes that it competes on the basis of price, quality, value, service and product performance.

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 133 issued U.S. patents, which expire between 2003 and 2017, and 27 foreign patents, which expire between 2005 and 2015. In addition, the Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), Bits 'n' Pieces(R), Codegate(R), Concert(R), Cubit(R), HandSet(R), HoloTrak(R), HoloSet(R), HoloTunnel(R), Mini-Slot(R), MetrOPOS(R), MetroSelect(R), MetroSet(R), Liberty(R), Orbit(R), OmniQuest(R), Penta(R), Pulsar(R), ScanGlove(R), ScanKey(R), ScanPal(R), ScanQuest(R), ScanSet(R), Tech 7(R), Tech 8(R), Tech 10(R), VarSide(R) and Voyager(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark and service mark applications including ArgusScan(TM), Horizon(TM), InVista(TM), iQ(TM), QTrace(TM), QTrak(TM), QTroller(TM), SensiTrak(TM), SimulTrak(TM), Stratos(TM), and VoyagerCG(TM) for other marks it is using both in the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

In connection with the settlement of a December 1993 patent lawsuit with Symbol, the Company agreed to make payments to Symbol through December 2004. As a result of the patent lawsuit, the Company redesigned its hand-held scanners to convert them from a triggered version to a triggerless version. In connection with the Symbol Agreement, Symbol and the Company amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7.5 million to approximately $5.1 million. The final payment in connection with the settlement was made in August 1999. For additional information concerning the settlement, see Note 9 of the Notes to Consolidated Financial Statements.

The parties have been discussing further amendments to the Symbol Agreement which would cover current and future products of the Company and Symbol. During these discussions, the Company had elected to make certain royalty payments with respect to certain of its new products based on a provisional understanding between the parties, however, at this point the parties have not reached any agreement to further amend the Symbol Agreement. The parties have continued their discussions, but in the event that the parties are unable to reach a compromise to amend the Symbol Agreement, the parties have provided each other with notice of termination under the Symbol Agreement. The Company received notice that on April 12, 2002, Symbol filed a lawsuit in connection with the termination notices. At this time, the Company has not been served with the complaint, however, the Company believes that the claims set forth in the suit are without merit and intends to vigorously defend against the suit if it is served.

Manufacturing and Suppliers

The Company manufactures its products at its Blackwood and Thorofare, New Jersey and Suzhou, China facilities. The manufacturing facilities are vertically integrated enabling the Company to quickly adapt and enhance its products and services to meet specific customer requirements. This capability reduces the length of its new product development cycle, speeds the integration of new products into manufacturing, and reduces the overall value stream time. Product quality assurance is achieved by sound product designs, by extensive final and in-process testing, and by an experienced workforce.

The Company has invested and will continue to invest in capital production equipment and tooling that will automate production, increase capacity and reduce direct labor costs.

Currently, the Company relies on a limited number of suppliers for several components used in the manufacture of its products. The Company does not believe that the loss of any one supplier would have a long term adverse effect on its business, although set-up costs and delays would likely result if the Company were required to change any single supplier without adequate prior notice.

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

Employees

As of April 12, 2002, the Company had approximately 919 full-time employees worldwide. None of the Company's employees are represented by a labor union. Management believes that its relationships with its employees are good.

Item 2.  Properties

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company. Under a lease agreement entered into on April 1, 1994, the Company leased the building for a term of five years and has renewed the lease for an additional five-year term. The building is approximately 113,000 square feet and is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The total lease rate as of April 1, 2001 is approximately $76,500 per month and increases annually at a rate of 4.5%, excluding taxes and insurance.

The Company's subsidiaries each lease office space from third parties. AOA's future minimum lease payments required under its lease agreement as of December 31, 2001 are $1,380 in 2002, $1,363 in 2003, $1,394 in 2004, $1,386 in 2005,
$1,362 in 2006 and $4,831 thereafter.

Item 3.  Legal Proceedings

The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

In response to the action commenced by the Company and the other plaintiffs, the Lemelson Partnership filed a motion to dismiss the lawsuit, or alternatively, to stay the proceedings pending the outcome of other litigation or transfer the case in its entirety to the U.S. District Court for Arizona where several infringement suits filed by the Lemelson Partnership are pending against other companies. The Lemelson Partnership has stated that the primary grounds for its motion to dismiss are the lack of a legally justifiable case or controversy between the parties because (1) the method claims asserted by the Lemelson Partnership apply only to the "use" of bar code equipment by the end-users and not the bar code equipment itself, and (2) the Lemelson Partnership has never asserted claims of infringement against the Auto ID companies.

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

On May 10, 2000, the Lemelson Partnership filed a second motion with the Court to stay the Auto ID action pending the resolution of United States Metals Refining Co. ("US Metals") v. Lemelson Medical, Education & Research Foundation, LP et al., an action in Nevada state court wherein the plaintiff is challenging the Lemelson Partnership's ownership of the patents at issue in the Auto ID action. The Auto ID companies opposed the motion. Although the Court has not yet ruled on this motion, the Nevada state court dismissed the complaint of US Metals on July 5, 2000.

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint, which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches. The motion was granted by the Court on July 14, 2000. On September 1, 2000 the United States Court of Appeals for the Federal Circuit (the "CAFC") agreed to hear the appeal. Oral argument on this issue was heard by the CAFC on October 4, 2001. On January 24, 2002, the CAFC reversed the decision by the lower court and confirmed the continued existence of the prosecution laches defense. In response, the Lemelson Partnership filed a Petition for Rehearing En Banc with the CAFC on February 6, 2002, and the Auto ID companies filed a response to the petition on February 22, 2002. The Petition was denied by the CAFC on March 20, 2002.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On October 25, 2000, the Lemelson Partnership filed its opposition to the above motion and also filed a motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On July 12, 2001, the District Court denied the motions of both the Auto ID companies and the Lemelson Partnership, holding that there are genuine issues regarding material facts which preclude the granting of summary judgment for either party.

On May 14, 2001, the Auto ID companies and Cognex Corp. filed a motion for partial summary judgment arguing patent unenforceability due to inequitable conduct on the part of Lemelson in his dealings before the United States Patent and Trademark Office in obtaining the patents in suit. On June 19, 2001, the Lemelson Partnership filed its opposition to the motion as well as a cross-motion for summary judgment that no inequitable conduct occurred. A hearing on this motion was held on November 9, 2001. In its decision, the District Court denied the motions of both the Auto ID companies and the Lemelson Partnership, holding that there are genuine issues regarding material facts which preclude the granting of summary judgment for either party.

On July 25, 2001 the Court entered an order setting a schedule that concludes with a trial date set for August 2002.

On August 1, 2001, the Auto ID companies filed another motion for partial summary judgment arguing that the Lemelson Partnership is not entitled, as a matter of law, to rely on a now-abandoned Lemelson patent application filed in 1954 to provide a filing date or disclosure for the claims of the patents-in-suit. Oral argument on the motion was heard on November 9, 2001. Again the District Court denied the motion of the Auto ID companies, holding that there are genuine issues regarding material facts which preclude the granting of summary judgment for either party.

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

On December 22, 1999, PSC filed an answer to the complaint citing a variety of affirmative defenses to the allegations of infringement asserted by the Company in its complaint. PSC additionally asserted a counterclaim under the Lanham Act claiming that the Company made false and misleading statements in its October 13, 1999 press release regarding the patent infringement suit against PSC. The Company does not believe that this counterclaim has any merit.

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. The case is now in the final stages of discovery. On February 28, 2002, the court set a date for a Markman hearing in June 2002.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company as of April 15, 2002 are as follows:

Name                Age   Position
----------------    ---   -------------------------------------------------
C. Harry Knowles*   73    Chairman of the Board and Chief Executive Officer
Janet H. Knowles*   60    Director, Vice President, Administration,  Secretary
                           and Treasurer
Thomas E. Mills IV  42    Director, President, Chief Operating Officer, and
                           Chief Financial Officer
Dale M. Fischer     61    Vice President, International Sales
Benny A. Noens      55    Vice President, European Sales, and Managing
                           Director, Metrologic Instruments GmbH
John L. Patton      56    Director, Human Resources
Joseph Sawitsky     39    Vice President, Manufacturing
Mark C. Schmidt     31    Vice President, Marketing
Nancy A. Smith      35    Vice President, General Counsel
Jeffrey Yorsz       44    Vice President, Industrial Systems
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

Joseph Sawitsky has served as the Company's Vice President, Manufacturing since November 1999. He joined Metrologic in 1998 as the Production Manager. After serving in the Nuclear Submarine Force, he worked at ICI Composites from 1990 to 1994 and manufactured specialty polymer materials for the aerospace and industrial markets. From 1994 to 1998 he held several positions with Zenith Electronic Corporation making consumer electronic equipment.

Mark C. Schmidt has served as the Company's Vice President, Marketing since November 1999. He has been employed by Metrologic since 1992, most recently in the position of Marketing Manager. During his tenure, Mr. Schmidt has progressed from Optical Engineer to the position of POS Product Manager in 1995, and Marketing Manager in 1997. Mr. Schmidt earned a B.S. from Rowan University where he graduated summa cum laude in 1993.

Nancy A. Smith has served as the Company's Corporate Counsel and patent attorney since 1996. Ms. Smith now serves as the Company's Vice President, General Counsel. Prior to joining Metrologic, Ms. Smith was employed as a patent attorney for a private law firm in Baltimore, Maryland. Ms. Smith earned her law degree from the University of Baltimore, where she graduated magna cum laude in 1994.

Jeffrey Yorsz has served as the Vice President, Industrial Systems since March 2002. Mr. Yorsz also serves as President and General Manager of Adaptive Optics Associates, Inc. , a wholly owned subsidiary of Metrologic Instruments, Inc., since its acquisition in January 2001. He joined AOA as an engineer in 1984 and has held prior positions of Manager of Electrical Engineering and Assistant General Manager of the company. Mr. Yorsz earned an E.E., B.S. and M.S. in Electrical Engineering as well as a B.S. in Management, from M.I.T.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The common stock of the Company, par value $.01 per share ("Common Stock") is traded on The NASDAQ Stock Market's National Market System under the symbol "MTLG." The following table sets forth, for the indicated periods, the high and low sales prices of the Company's Common Stock as reported by NASDAQ:

                                                 High         Low
                                                 ----         ----

         January to March 2000             $       19.00  $      12.06
         April to June 2000                $       18.00  $      13.63
         July to September 2000            $       17.50  $       8.75
         October to December 2000          $       10.13  $       5.06

         January to March 2001             $       11.63  $       7.00
         April to June 2001                $       10.50  $       7.95
         July to September 2001            $       10.20  $       5.85
         October to December 2001          $       13.40  $       6.00


On April 15, 2002 there were 150 shareholders of record of Common Stock.

The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business. The Company has not paid any cash dividends on our common stock during the past two years and does not intend to do so in the future. Any determination to pay dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)

                                            Year Ended December 31,
                               1997      1998        1999       2000      2001
                               ----      ----        ----       ----      ----
Statement of Operations Data:

Sales                      $  53,495  $ 65,641   $  80,103  $  91,884 $ 113,688
Cost of sales                 33,240    39,698      46,710     55,394    83,527
                           ---------  --------   ---------  --------- ---------
Gross profit                  20,255    25,943      33,393     36,490    30,161
Selling, general and
 administrative expenses      12,087    15,537      21,331     26,314    31,233
Research and development
 expenses                      3,359     4,157       4,327      4,975     6,563
Severance costs                    -         -           -        160         -
                           ---------  --------   ---------  ---------  --------
Operating income (loss)        4,809     6,249       7,735      5,041    (7,635)

Other (expense) income,
 net                            (156)      456        (202)      (878)   (4,917)
                           ---------  --------   ---------  ---------  --------
Income (loss) before
 provision (benefit)
 for income taxes              4,653     6,705       7,533      4,163   (12,552)
Provision (benefit) for
 income taxes                  1,673     2,212       2,636      1,426    (4,775)
                           ---------  --------   ---------  --------- ---------
Net Income (loss)          $   2,980  $  4,493   $   4,897  $   2,737 $  (7,777)
                           =========  ========   =========  ========= =========
Basic earnings (loss) per
 share
   Weighted average shares
   outstanding used in
   computing basic EPS     5,330,596  5,391,797  5,412,564  5,438,553 5,457,806
                           =========  =========  =========  ========= =========
Basic earnings (loss)
 per share                 $    0.56  $    0.83  $    0.90  $    0.50 $   (1.42)
                           =========  =========  =========  ========= =========
Diluted earnings (loss)
 per share
   Weighted average shares
   outstanding used in
   computing diluted EPS   5,447,277  5,512,758  5,460,194  5,557,992 5,457,806
                           =========  =========  =========  ========= =========
Diluted earnings (loss)
 per share                 $   0.55   $    0.82  $    0.90  $    0.49 $   (1.42)
                           ========   =========  =========  ========= =========


                                           Year Ended December 31,
                               1997      1998        1999       2000      2001
                               ----      ----        ----       ----      ----

Balance Sheet Data:
Cash and cash equivalents  $ 13,096   $  10,684  $   6,970  $   2,332  $    557
Working capital            $ 18,599   $  21,496  $  23,659  $  41,572  $  2,355
Total assets               $ 38,458   $  46,296  $  56,673  $  81,823  $ 87,606
Long-term debt             $  1,496   $   2,608  $   3,414  $  25,334  $ 11,135
Other long-term
 obligations               $  1,329   $     676  $     588  $   1,094  $  1,508
Total liabilities          $ 13,557   $  16,295  $  22,129  $  46,060  $ 61,345
Common stock               $     54   $      54  $      54  $      54  $     55
Total shareholders'
 equity                    $ 24,901   $  30,001  $  34,544  $  35,763  $ 26,261

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in 1D and 2D bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), is engaged in developing, manufacturing, marketing and distributing custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspection, and scanning and dimensioning systems for the aerospace and defense industry in the United States and Canada. The Company's products are sold in more than 100 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

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

The ability of the Company to refinance its credit facility and term loan on acceptable terms; reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, the Company's ability to successfully negotiate and amend its licensing agreement with Symbol Technologies; the Company's ability to successfully defend against challenges to its patents; the ability of competitors to avoid infringement of the Company's patents; the ability of the Company to develop products which avoid infringement of third parties' patents; and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the price and payment schedule the Company is able to negotiate for the shares in its subsidiary, Metrologic Eria Iberica; the effects of and changes in trade, monetary and fiscal policies, laws and the ability of the Company to integrate AOA with other Company subsidiaries, and realize anticipated impact on results of operations; the Company's ability to refinance its debt with its banks, or successfully negotiate additional financing arrangements; regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, asset impairment, intangible assets and derivative instrument valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 to the Company's consolidated financial statements "Accounting Policies" summarizes each of its significant accounting policies. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. Revenue related to sales of the Company's products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company accrues related product return reserves and warranty expenses at the time of sale. Additionally, the Company records estimated reductions to revenue and charges to sales, general and administrative expenses for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. The Company recognizes revenue and profit as work progresses on long term contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Long-Lived Assets. The Company assesses the impairment of its long-lived assets, including property, plant and equipment, identifiable intangible assets and software development costs whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant changes in the manner of our use of the acquired asset, changes in historical or projected operating performance and significant negative economic trends.

Research and Development/Software Development Costs. The Company expenses all research and development costs as incurred. Research and development expenses may fluctuate due to the timing of expenditures for the varying states of research and product development and the availability of capital resources. The Company capitalizes costs incurred for internally developed product software where economic and technological feasibility has been established and for qualifying purchased product software. The Company assesses the recoverability of its software development costs against estimated future revenue over the remaining economic life of the software.

Results of Operations

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of the Company's products are manufactured in the Company's U.S. facility in 2001, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. In addition, manufacture of the Company's POS products in its Suzhou, China facility is expected to increase in 2002, which will partially mitigate the profit impact of foreign exchange rate fluctuation with reduced labor costs in the Company's POS scanners. Accordingly, in 2001 and 2000, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000 (amounts in thousands except per share information)

Sales increased 23.7% to $113,688 in 2001 from $91,884 in 2000, principally as a result of the addition of sales of AOA. Sales in 2001 were adversely affected by lower industrial scanner volume and by lower average unit selling prices on certain POS products compared to the corresponding period in 2000, which were mostly due to unfavorable foreign exchange fluctuations. The increase in the value of the U.S. dollar relative to the euro negatively affected the recorded U.S. dollar value of year-to-date European operation sales by approximately 3.3% and consolidated sales were affected by the increased value of the U.S. dollar relative to other foreign currencies, namely the euro and Brazilian real by approximately 2.6% as compared to 2000. In the first quarter of 2001, the Company instituted a price increase in Europe to mitigate the unfavorable foreign currency effect.

International sales accounted for $62,924 (55% of total sales) in 2001 and $55,168 (60% of total sales) in 2000.

Three customers accounted for 6.7%, 5.6% and 5.0%, respectively, of the Company's revenues in 2001. Two customers accounted for 7.7% and 5.2%, respectively, of the Company's revenues in 2000.

Cost of sales increased 50.8% to $83,527 in 2001 from $55,394 in 2000, while costs of sales as a percentage of sales increased to 73.5% from 60.3%. In addition to the increased costs of sales associated with the acquisition of AOA, cost of sales for 2001 included $10,040 of special charges and other costs that are not expected to recur in subsequent years as follows: $4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Further, cost of sales as a percentage of sales during the year ended December 31, 2001 was negatively impacted by lower average unit selling prices due substantially to the increase in the value of the U.S. dollar relative to other foreign currencies as compared to the corresponding period in 2000.

Selling, general and administrative ("SG&A") expenses increased 18.7% to $31,233 in 2001 from $26,314 in 2000 and decreased as a percentage of sales to 27.5% from 28.6%. The increase in SG&A expenses was due primarily to the addition of AOA expenses, increased legal costs associated with defending the Company's patents and charges for uncollectible accounts receivable.

Research and development ("R&D") expenses increased 31.9% to $6,563 in 2001 from $4,975 in 2000, and increased as a percentage of sales to 5.8% from 5.4%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

Other income/expenses reflect net other expenses of $4,917 in 2001 compared to $878 in 2000. Net other expenses for 2001 reflect higher net interest and amortization expenses due to the acquisition of AOA and associated debt.

Net loss was $7,777 in 2001 compared with net income of $2,737 in 2000. Net loss reflects a 38% effective income tax rate for 2001 compared to 34% for 2000. The increased effective income tax rate resulted from a higher effective state tax rate of AOA. As a result of the net operating losses incurred in 2001 an income tax receivable of $4,600 has been recorded as a result of the net operating losses to previous years in which the Company reported taxable income. The increase in the value of the U.S. dollar relative to other foreign currencies compared to 2000 negatively affected diluted earnings per share by approximately $.22 per share.

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

Selling, general and administrative expenses increased 23.4% to $26,314 in 2000 from $21,331 in 1999 and increased as a percentage of sales to 28.6% from 26.6%. The increase in SG&A expenses was due to: (i) increased marketing efforts, which include costs associated with the Company's Concert(R) Program, a business partner program used to market and promote the Company's products; and (ii) expenses in connection with new European joint ventures.

Research and development expenses increased 15% to $4,975 in 2000 from $4,327 in 1999, and stayed the same as a percentage of sales at 5.4%. The increase is due to increased research and development efforts of new POS and industrial products and engineering enhancements to existing products.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased approximately 29.1% to $2,355 as of December 31, 2001 from $41,572 as of December 31, 2000. The Company's working capital was impacted due to the generation of cash from reducing accounts receivable and inventory levels and using those funds to pay down the Company's revolving credit facility and term note. In addition, the Company has reclassified its bank debt to current liabilities in connection with the Company's default on certain covenants contained within the credit facility.

The Company's operating activities provided net cash of $15,357 in 2001 compared with net cash used of $16,320 for 2000. Net cash provided in operating activities for 2001 resulted primarily from reductions in accounts receivable and inventory plus non-cash charges, offset by decreases in accrued expenses.

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent ("primary bank") for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006,
respectively. As of December 31, 2001, the balance outstanding was $18,000. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. The Company has granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility.
As of December 31, 2001, the balance outstanding was $11,433. Under the Credit Facility, interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility.

Since September 30, the Company has been in discussion with its banks with respect to modifying the credit facility. As reflected in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, the Company and its primary bank reached an agreement in principle with regard to converting the current revolving credit line to an asset based arrangement together with a revised term note and revised covenants. Subsequent to reaching an agreement in principle, the banks have requested additional terms. The Company and the banks are still in negotiations with respect to the terms of the new credit agreement and on April 9, 2002, the banks notified the Company that it was in default under certain financial covenants contained in its Credit Facility. As a result of the defaults, the Company has classified all of its debt under the Credit Facility in the amount of approximately 29,433 as current on its balance sheet dated December 31, 2001.

The Company expects either to enter into an agreement with the banks for an asset-based arrangement or to enter into a forbearance agreement, which will allow for sufficient time for the Company to seek more competitive credit financing. To assist the Company in seeking alternative financing arrangements, the Company has retained an investment bank and a consultant. While management currently believes that it will be successful in either negotiating a new arrangement with its existing banks or finding acceptable financing alternatives, there can be no assurance that such arrangements will be obtained on terms acceptable to the Company, if at all. If the Company is able to enter into a new credit agreement or forbearance agreement, it expects to file an amendment to the Form 10-K together with an unqualified audit opinion from its auditors, and a reclassification of certain of its bank debt from short-term liabilities to long-term liabilities in the amount of approximately 26,433.

Under the terms of the Credit Facility and based upon the Company's defaults thereunder, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to reach an agreement with its primary bank with respect to a new credit agreement or forbearance agreement or to enter into a credit agreement with another lender and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.

In April 2002, in order to reduce debt and increase future profitability, the Company implemented a workforce reduction and identified additional cost reductions that provided for annualized savings of approximately $3,000 in overhead and operating expenses, and additional reductions in direct costs.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $0 in 2002, $9,000 in 2003 and $1,000 in 2004 and 2005.
Interest rates are fixed at 10%.

Property, plant & equipment expenditures were $2,208 and $3,479 in 2001 and 2000, respectively. During 2001, the Company continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; and (iii) additional Company facilities.

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

The Company's 51% joint venture interests in Metrologic Eria Iberica and Metrologic Eria France contain options for the Company to purchase the remaining 49% minority interests. The purchase option is calculated based on a twelve month multiple of sales. In March 2002, the minority shareholders in Metrologic Eria Iberica provided notice of their intent to sell their 49% interests and the purchase price is estimated at $4,570.

Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----


Long-Term Debt*               29,165   18,092    11,073       -            -
Capital Lease Obligations        131      107        24       -            -
Operating Leases              14,278    2,369     5,496   4,975        1,438
Option to purchase minority
  interest in joint venture        -        -     4,570       -            -
Total Contractual Cash
  Obligations              $  43,574  $20,568  $ 16,593  $4,975     $  1,438
                           =========  =======  ========  ======     ========

*All of the Company's borrowings under its term note with its primary bank have been classified as current liabilities on the Company's balance sheet dated December 31, 2001. See "Liquidity and Capital Resources" and Note 6 to the Company's consolidated financial statements.

                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Lines of Credit**               11,433     11,433     -       -        -
                                ------     ------

** All of the Company's borrowings under its term note with its primary bank have been classified as current liabilities on the Company's balance sheet dated December 31, 2001. See "Liquidity and Capital Resources" and Note 6 to the Company's consolidated financial statements.

Euro Conversion.

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. The countries that adopted the Euro on January 1, 1999 are Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. During the transition period, non-cash payments were made in the Euro, and parties could elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries introduced Euro notes and coins and withdrew all legacy currencies. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company continues to evaluate its pricing/marketing strategy in order to insure that it remains competitive in a broader European market.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

Market Risk Sensitive Instruments. The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates.

Interest Rate Risk. The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates. The change in fair value of the Company's long-term debt resulting from a hypothetical 10% decrease in interest rates could have had an impact of approximately $300 on the net earnings of the Company.

Foreign Exchange Risk. The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the Euro, thereby mitigating the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany sales and payments. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. A large percentage of the Company's foreign sales are transacted in foreign local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A hypothetical five percent strengthening or weakening of the U.S. dollar against the Euro could have had an impact of $1,098 on the net earnings of the Company. Actual results may differ.

The Company is subject to risk from fluctuations in the value of the Euro relative to the U.S. dollar for its European subsidiary, which uses the Euro as its functional currency and translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 2001, the Company had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted Euro rate amounts to $717. Actual results may differ.

Item 8.           Financial Statements and Supplementary Data

Index                                                                 Pages

Consolidated Balance Sheets at December 31, 2001 and 2000              F-1

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2001, 2000 and 1999                   F-2

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 2001, 2000 and 1999       F-3

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2001, 2000 and 1999                   F-4

Notes to Consolidated Financial Statements                             F-5

Supplementary Data                                                     F-22

Financial statement schedules:
         Schedule II - Valuation and Qualifying Accounts is filed herewith. All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                           December 31,

                                                         2001        2000
                                                         ----        ----
Assets
   Current assets:
       Cash and cash equivalents                    $     557    $  2,332
       Restricted cash                                  3,200           -

       Accounts receivable, net of allowance of
        $422 and $655 in 2001 and
        2000, respectively                             20,401      26,593
       Income tax refund receivable                     4,600           -

       Inventory                                       18,385      26,898
       Deferred income taxes                            1,535       1,356
       Other current assets                             2,379       4,025
                                                    ---------    --------
   Total current assets                                51,057      61,204

   Property, plant and equipment, net                  13,776      10,459
   Patents and trademarks, net of amortization
     of $1,239 and $970 in 2001 and 2000,
     respectively                                       4,062       3,013
   Holographic technology, net of amortization
     of $598 and $482 in 2001 and 2000, respectively      484         600
   Advance license fee, net of amortization of $588
     and $471 in 2001 and 2000, respectively            1,412       1,529
   Goodwill, net of amortization of $1,533 and
     $220 in 2001 and 2000, respectively               15,249       4,317
   Deferred income taxes                                  701           -
   Other assets                                           865         701
                                                     --------    --------
   Total assets                                      $ 87,606    $ 81,823
                                                     ========    ========
Liabilities and shareholders' equity Current liabilities:
       Current portion of lines of credit            $ 11,433    $    174
       Current portion of notes payable                18,163       2,531
       Accounts payable                                 6,930       5,188
       Accrued expenses                                12,176      11,739
                                                     --------    --------
   Total current liabilities                           48,702      19,632

   Lines of credit, net of current portion                  -      17,689
   Notes payable, net of current portion               11,135       7,645
   Deferred income taxes                                  951         565
   Other liabilities                                      557         529

   Shareholders' equity:
       Preferred stock, $0.01 par value:
            500,000 shares authorized; none issued          -           -
       Common stock, $0.01 par value: 10,000,000
           shares authorized; 5,463,382 and 5,451,092
           shares issued and outstanding in 2001
           and 2000, respectively                          55          54
       Additional paid-in capital                      17,634      17,562
       Retained earnings                               12,926      20,703
       Accumulated other comprehensive loss            (4,354)     (2,556)
                                                     --------    --------
       Total shareholders' equity                      26,261      35,763
                                                     --------    --------
   Total liabilities and shareholders' equity        $ 87,606    $ 81,823
                                                     ========    ========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Operations
            (amounts in thousands except share and per share data)

                                             Year ended December 31,
                                        2001          2000          1999
                                        ----          ----          ----

Sales                               $ 113,688     $  91,884     $  80,103
Cost of sales                          83,527        55,394        46,710
                                    ---------     ---------     ---------
Gross profit                           30,161        36,490        33,393

Selling, general and
  administrative expenses              31,233        26,314        21,331
Research and development expenses       6,563         4,975         4,327
Severance costs                             -           160             -
                                    ---------     ---------     ---------
Operating (loss) income                (7,635)        5,041         7,735

Other income (expenses)
   Interest income                        174           257           402
   Interest expense                    (4,064)       (1,482)         (262)
   Foreign currency transaction
     gain (loss)                          432           530          (342)
   Other, net                          (1,459)         (183)            -
                                    ---------     ---------     ---------
   Total other expenses                (4,917)         (878)         (202)
                                    ---------     ---------     ---------
(Loss) income before provision for
  income taxes                        (12,552)        4,163         7,533

(Benefit) provision for income
  taxes                                (4,775)        1,426         2,636
                                    ---------     ---------     ---------
Net (loss) income                   $  (7,777)    $   2,737     $   4,897
                                    =========     =========     =========
Basic (loss) earnings per share

   Weighted average shares
   outstanding                      5,457,806     5,438,553      5,412,564
                                    =========     =========      =========
   Basic (loss) earnings per
     share                              (1.42)         0.50           0.90
                                    =========     =========      =========
Diluted (loss) earnings per share

   Weighted average shares
     outstanding                    5,457,806     5,438,553      5,412,564
   Net effect of dilutive
     securities                             -       119,439         47,630
                                    ---------     ---------      ---------
   Total shares outstanding
     used in computing diluted
     earnings per share             5,457,806     5,557,992      5,460,194
                                    =========     =========      =========
   Diluted (loss) earnings per
     share                              (1.42)         0.49           0.90
                                    =========     =========      =========

See accompanying notes.

                          Metrologic Instruments, Inc.
                Consolidated Statements of Shareholders' Equity
                             (amounts in thousands)


Balances,
  January 1, 1999       $   54  $  16,933   $ 13,069   $     (55)  $  30,001
  Comprehensive loss:
     Net income              -          -      4,897)          -       4,897
       loss - foreign
       currency translation
       adjustment            -          -          -        (504)       (504)
  Total comprehensive loss   -          -          -           -       4,393

  Exercise of stock
   options                   -         39          -           -          39
  Stock issued through
  employee stock purchase
  plan                       -        111          -           -         111
                        ------  ---------   --------   ---------   ---------
Balances,
  December 31, 1999     $   54  $  17,083   $ 17,966   $    (559)  $  34,544
  Comprehensive loss:
     Net income              -          -      2,737           -       2,737
     Other comprehensive
       loss - foreign
       currency translation
       adjustment            -        (45)         -      (1,997)     (2,042)
  Total comprehensive loss   -          -          -           -         695

  Exercise of stock
   options                   -        324          -           -         324
  Stock issued through
  employee stock purchase
  plan                       -         72        200           -         200
                        ------  ---------   --------   ---------   ---------
Balances,
  December 31, 2000     $   54  $  17,562   $ 20,703   $  (2,556)  $  35,763

  Comprehensive loss:
     Net loss                -          -     (7,777)          -      (7,777)
     Other comprehensive
       loss - foreign
       currency translation
       adjustment            -          -          -      (1,798)     (1,798)
  Total comprehensive loss   -          -          -           -      (9,575)

  Exercise of stock
   options                   -          -          -           -           -
  Stock issued through
  employee stock purchase
  plan                       1         72          -           -          73

Balances,
  December 31, 2001     $   55     17,634   $ 12,926   $  (4,354)  $  26,261
                        ======  =========   ========   =========   =========
See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                             Year ended December 31,
                                        2001          2000          1999
                                        ----          ----          ----

Operating activities
Net (loss) income                   $  (7,777)    $    2,737     $  4,897
Adjustments to reconcile net
  (loss) income to net cash
  provided by (used in)
  operating activities:
    Depreciation                        3,019         1,957         1,309
    Amortization                        2,044           594           431
    Deferred income taxes              (4,572)         (507)          343
    Loss on disposal of property          143           112             -
    Changes in operating assets and liabilities:
      Accounts receivable              10,089        (4,187)       (7,815)
      Inventory                        12,024       (11,628)       (4,494)
      Other current assets              1,844        (2,816)         (120)
      Other assets                         86           217          (157)
      Accounts payable                    604        (3,457)         (414)
      Accrued expenses                 (2,176)          615         3,029
      Accrued legal settlement              -             -          (688)
      Other liabilities                    29            43             -
                                    ---------     ---------     ---------
Net cash provided by (used in)
  operating activities                 15,356       (16,320)       (3,679)

Investing activities
Purchase of property, plant
  and equipment                     $  (2,208)    $   (3,479)    $ (3,886)
Patents and trademarks                 (1,317)         (750)         (884)
Increase in restricted cash            (3,200)            -             -
Cash paid for purchase of business,
  net of cash acquired                (10,393)       (3,677)            -
Other intangibles                        (253)         (284)            -
                                    ---------     ---------      --------
Net cash used in investing
  activities                          (17,371)       (8,190)       (4,770)

Financing activities
Proceeds from exercise of
  stock options and employee
  stock purchase plan               $      73     $     479      $    150
Principal payments on
  notes payable                       (12,649)       (1,287)         (860)
Proceeds from issuance of
  notes payable                         9,239         7,002         2,458
Net proceeds from line
  of credit                             4,743        14,811         3,050
Capital lease payments                    (80)         (106)         (115)
                                    ---------     ---------      --------
Net cash provied by
  investing activities                  1,326        20,879         4,683

Effect of exchange rates on cash       (1,087)       (1,027)           52
                                    ---------     ---------      --------

Net decrease in cash and
  cash equivalents                     (1,775)       (4,638)       (3,714)
Cash and cash equivalents
  at beginning of year                  2,332         6,970        10,684
                                    ---------     ---------      --------
Cash and cash equivalents
  at end of year                    $     557     $   2,332      $  6,970
                                    =========     =========      ========
Supplemental Disclosure
Cash paid for interest                  3,913         1,448           273
                                    =========     =========      ========
Cash paid for income taxes                112         1,243         1,875
                                    =========     =========      ========
Tax benefit from exercise
  of stock options                  $       -     $     120      $      -
                                    =========     =========      ========

See accompanying notes.

                          Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2001
                             (Dollars in Thousands)

1.       Business

          Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in 1D and 2D bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspection, and scanning and dimensioning systems for the aerospace and defense industry in the United States and Canada. The Company's products are sold in more than 100 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility ("Credit Facility") with its primary bank, as agent (primary bank) for other bank parties. Under the terms of the credit facility, the Company secured a $20,000 term loan and a $25,000 revolving credit line expiring in January 2006. Under the Credit Facility, the Company is subject to affirmative and negative covenants. The Company has granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility.

Since September 30, the Company has been in discussion with its banks with respect to modifying the credit facility. As reflected in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, the Company and its primary bank reached an agreement in principle with regard to converting the current revolving credit line to an asset based arrangement together with a revised term note and revised covenants. Subsequent to reaching an agreement in principle, the banks have requested additional terms. The Company and the banks are still in negotiations with respect to the terms of the new credit agreement and on April 9, 2002, the banks notified the Company that it was in default under certain financial covenants contained in its Credit Facility. As a result of the defaults, the Company has classified all of its debt under the Credit Facility in the amount of approximately $29,433 as current on its balance sheet dated December 31, 2001.

The Company expects to either enter into an agreement with the banks for an asset-based arrangement or to enter into a forbearance agreement, which will allow for sufficient time for the Company to seek more competitive credit financing. To assist the Company in seeking alternative financing arrangements, the Company has retained an investment bank and a consultant. If the Company is able to enter into a new credit agreement or forbearance agreement, it expects to file an amendment to the Form 10-K together with an unqualified audit opinion from its auditors, and a reclassification of certain of its bank debt from short-term liabilities to long-term liabilities in the amount of approximately $26,433.

Under the terms of the Credit Facility and based upon the Company's defaults thereunder, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to reach an agreement with its primary bank with respect to a new credit agreement or forbearance agreement or to enter into a credit agreement with another lender and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.

In April 2002, in order to reduce debt and increase future profitability, the Company implemented a workforce reduction and identified additional cost reductions that provided for annualized savings of approximately $3,000 in overhead and operating expenses, and additional reductions in direct costs.

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

Revenue Recognition - Contracts

          Revenue is recognized on a percentage of completion basis (generally using the cost-to-cost method) for long-term contracts and upon delivery for short-term contracts. Cost and profit estimates are reviewed periodically as work progresses, and adjustments to revenue recognized, if needed, are reflected in the period in which estimates are revised. Provisions for estimated losses, if any, on uncompleted contracts are made in the periods in which such losses become probable and can be reasonably estimated.

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

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is determined on the straight-line method for building and improvements over estimated useful lives of 31 to 39 years and on an accelerated method for machinery and equipment over estimated useful lives of 5 to 7 years.

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

Internal Use Software

         Effective for fiscal years beginning after December 15, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development or purchase of internal use software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 on January 1, 1999 and has capitalized $1,781 of software obtained for internal use through December 31, 2001. Capitalized software costs are amortized on a straight-line basis over seven years. Amortization related to the capitalized software was $265 and $308 for the year ended December 31, 2001 and 2000, respectively.

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

Advance License Fee

         The Company capitalized an advance license fee of $2,000 in December 1996. The advance license fee is being amortized on a straight-line basis over the 17-year life of the cross-licensing agreement.

Foreign Currency Translation

         The financial statements of Metrologic's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in other comprehensive loss in the consolidated financial statements.

Earnings Per Share

         Basic and diluted earnings per share are calculated in accordance with SFAS 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year and diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year plus the dilutive effect of stock options, if dilutive.

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

Derivative Financial Instruments

On January 1, 2001 the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs. There was no cumulative effect recognized for adopting this accounting change.

The Company formally designates and documents each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also assesses whether the derivative financial instrument is effective in offsetting changes in the fair value of cash flows of the hedged item. The Company recognized no gain or loss related to hedge ineffectiveness in 2001.

The Company also utilizes derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments from the Company's international subsidiaries denominated in foreign currencies. These derivative instruments are designed at either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. The Company does not use these derivative financial instruments for trading purposes. At December 31, 2001, the Company had $1,156 in forward exchange contracts outstanding and their fair value was not materially different.

Impact of Recently Issued Accounting Standards

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $800 ($0.15 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a "Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position and results of operations.


3.       Inventory

Inventory consists of the following:
                                                          December 31,
                                                      2001          2000
                                                      ----          ----

            Raw materials                      $      7,271    $    9,694
            Work-in-process                           4,144         6,380
            Finished goods                            6,970        10,824

                                                $    18,385    $   26,898
                                                     ======        ======


4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                           December 31,
                                                        2001          2000
                                                        ----          ----

         Buildings and improvements                $    5,299  $   3,079
         Machinery and equipment                       17,918     14,126
         Capitalized internal use software              1,781      1,747
         Capitalized software development costs           359        496

                                                       25,357     19,448
         Less accumulated depreciation                 11,581      8,989
                                                       ------     ------
                                                    $  13,776  $  10,459
                                                       ======     ======


Machinery and equipment included $487 under capital leases as of December 31, 2001 and 2000. Accumulated depreciation on these assets was $351 and $292 as of December 31, 2001 and 2001, respectively.

5.       Accrued Expenses

Accrued expenses consist of the following:
                                                        December 31,
                                                       2001      2000
                                                       ----      ----

        Accrued royalties                           $   836  $  1,419
        Accrued compensation                          3,052     3,321
        Accrued commissions                             837       876
        Accrued professional fees                     1,456       662
        Product warranty                                443     1,216
        Accrued marketing and sales promotions        1,503       940
        Deferred income taxes                           522         -
        Other                                         3,527     3,305

                                                    $12,176  $ 11,739
                                                    =======  ========


6.       Debt

Credit Facility

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of December 31, 2001, the balance outstanding was $18,000. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, which expires in January 2006. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. The Company has granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. As of December 31, 2001, the balance outstanding was $11,433. Under the Credit Facility, interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company is subject to affirmative and negative covenants.

Since September 30, the Company has been in discussion with its banks with respect to modifying the credit facility. As reflected in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, the Company and its primary bank reached an agreement in principle with regard to converting the current revolving credit line to an asset based arrangement together with a revised term note and revised covenants. Subsequent to reaching an agreement in principle, the banks have requested additional terms. The Company and the banks are still in negotiations with respect to the terms of the new credit agreement and on April 9, 2002, the banks notified the Company that it was in default under certain financial covenants contained in its Credit Facility. As a result of the defaults, the Company has classified all of its debt under the Credit Facility in the amount of approximately $29,433 as current on its balance sheet dated December 31, 2001.

The Company expects to either enter into an agreement with the banks for an asset-based arrangement or to enter into a forbearance agreement, which will allow for sufficient time for the Company to seek more competitive credit financing. To Assist the Company in seeking alternative financing arrangements, the Company has retained an investment bank and a consultant. The Company has also engaged another consultant to assist it in connection with refinancing alternatives. While management currently believes that it will be successful in either negotiating a new arrangement with its existing banks or finding acceptable financing alternatives, there can be no assurance that such arrangements will be obtained on terms acceptable to the Company, if at all. If the Company is able to enter into a new credit agreement or forbearance agreement, it expects to file an amendment to the Form 10-K together with an unqualified audit opinion from its auditors, and a reclassification of certain of its bank debt from short-term liabilities to long-term liabilities in the amount of approximately $26,433.

Under the terms of the Credit Facility and based upon the Company's defaults thereunder, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to reach an agreement with its primary bank with respect to a new credit agreement or forbearance agreement or to enter into a credit agreement with another lender and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.


Notes payable consist of the following:

                                                         December 31,
                                                      2001         2000
                                                      ----         ----

          Term note (a)                           $  18,000  $        -
          Subordinated promissory notes (b)          11,000           -
          Term note (c)                                   -         247
          Fixed asset term notes payable (d)              -       1,898
          Fixed asset line of credit (e)                  -       2,400
          Notes payable-shareholders (f)                  -         112
          Capital lease obligations (g)                 131         205
          Fixed asset line of credit (h)                  -         682
          Acquisition loan note (i)                       -       4,615
          Other                                         167          17
                                                     ------      ------
                                                     29,298      10,176
          Less:  current maturities                  18,163       2,531
                                                     ------      ------
                                                  $  11,135  $    7,645
                                                     ======      ======


(a) Under the terms of the Credit Facility, the Company secured a $20,000 term loan with remaining maturities of $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. Interest is payable quarterly and bears interest at a variable euro rate (3.35% at December 31, 2001) plus 3.75% and at prime rate (4.75%) plus 2.25%. As of December 31, 2001, the entire amount has been classified as current due to the existence of events of default that have not been cured subsequent to year-end, and in April 2002 pursuant to the credit facility, the Primary Bank increased the interest rate of this term note by 2% per annum.

(b) In connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $0 in 2002, $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates are fixed at 10%. As a result of the events of default mentioned above, no payments of principal or interest can be made on these subordinated promissory notes until such time that the events of default are cured.

(c) In December 1996, under an Amended and Restated Loan & Security Agreement dated November 1995 with its primary bank, as amended (collectively, the "Bank Agreement"), the Company executed a term note for $1,300. In 1997, this term note was converted from a U.S. dollar denominated loan to a Euro based loan. This note was repaid in January 2001, with the proceeds from the credit facility.

(d) During 1998, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit and a Euro denominated line of credit (Note 7) for the purpose of purchasing fixed assets. Each line of credit has a maximum borrowing limit of $1,500. Interest only is payable monthly at the variable Euro-Rate, as defined, plus 1.5%. As of December 31, 1998, the Company converted the Euro denominated line of credit to a term note payable in 54 equal monthly installments. On December 31, 1999, the U.S. dollar denominated line of credit was converted into a term note payable in 54 equal monthly installments. This note was repaid in January 2001, with the proceeds from the credit facility.

(e) In August 1999, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit for the purpose of purchasing fixed assets. This line of credit was repaid in January 2001, with the proceeds from the credit facility.

(f)      Note payable - shareholders was due and repaid in September 2001.

(g) The Company has capitalized lease agreements for equipment which are payable through 2002 at an interest rate of 9.2%.

(h) In July 2000, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit for the purpose of purchasing fixed assets. The line of credit was converted into a term note on July 31, 2000 payable in equal consecutive monthly installments, not to exceed 5 years. This note was repaid in January 2001, with the proceeds from the credit facility.

(i) In July 2000, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated Acquisition Loan Note for the purpose of the acquisition of other companies. This note was repaid in January 2001, with the proceeds from the credit facility.


The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2001 are:


                               2002             $       18,163
                               2003                      9,097
                               2004                      1,035
                               2005                      1,003
                                                         -----
                                                 $      29,298


7.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                       2001      2000
                                                       ----      ----
       Deferred tax assets:
         Net operating loss carryforwards          $   1,471  $    -
         Reserves on current assets                      476      467
         Inventory capitalization                        108      329
         Warranty reserve                                 50      270
         Other accrued expenses                          131      290
                                                       -----    -----
                                                       2,236    1,356
                                                       -----    -----
       Deferred tax liability:
         Advance license fee                             563      565
         Unrealized gain on foreign currency             723        -
         Depreciation and amortization                   187        -
                                                       -----    -----
                                                       1,473      565
                                                       -----    -----
       Net deferred tax asset                       $    763  $   791
                                                       =====    =====



Significant components of the provision for income taxes are as follows:

                                       Year ended December 31,
                                 2001        2000         1999
                                 ----        ----         ----
        Current:
         Federal            $  (5,269)   $   1,608    $  2,160
         Foreign                  354          194         (17)
         State                     32          131         150
        Total current          (4,883)       1,933       2,293
        Deferred:
         Federal                 (166)        (445)        244
         State                    274          (62)         99
        Total deferred            108         (507)        343

        (Benefit) provision
           for income taxes $  (4,775)  $    1,426    $  2,636

The effective income tax rate of 38.0%, 34.25% and 35.0% for the years ended December 31, 2001, 2000, and 1999, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes and state and foreign taxes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:

                                                  December 31,
                                        2001          2000           1999
                                        ----          ----           ----

Statutory federal tax (benefit)
   provision                         $ (4,268)     $  1,415   $  2,561
State income taxes, net of
  federal income tax benefit             (443)           45        165
Foreign income taxes                     (193)          (86)      (349)
Other                                     129            52        259

(Benefit) provision for income taxes $ (4,775)     $  1,426   $  2,636


The Company has federal net operating loss carryforwards of $15,800, of which $15,300 will be carried back to years 1996-2000. The federal net operating loss carryforwards expire beginning in 2021. The Company has state net operating loss carryforwards of $10,840 and expire beginning in 2008.

8.       Related Party Transactions

The Company's principal shareholder, Chairman, and CEO and his spouse, the Company's Vice President, Administration, Secretary, Treasurer and a director, own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $869, $832, and $796 for the years ended December 31, 2001, 2000, and 1999, respectively. The lease for the real estate was renewed in March 1999 and expires in March 2004. Future minimum lease payments required under the lease are approximately $908 in 2002, $949 in 2003, and $240 thereafter, excluding taxes and insurance.

The notes payable - shareholders referred to in Note 6 include a loan payable to the principal shareholder, Chairman and CEO. In 2000, the seventh installment of the seven-year notes was paid to the principal shareholder in the amount of $121, which included $9 of interest.

Other current assets include a loan receivable from the Company's Vice President, Administration, Secretary, Treasurer and director of $75 due in February 2002.

The Company incurred expenses of $73, $49, and $42 for tax services rendered by a firm during the years ended December 31, 2001, 2000, and 1999, respectively. A partner in this firm is a shareholder and director of the Company.

9.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease manufacturing and office equipment and office space and vehicles for its foreign subsidiaries.

Future minimum lease payments required under the lease agreements as of December 31, 2001 are $2,369 in 2002, $2,037 in 2003, $1,846 in 2004, $1,613 in
2005, $1,437 in 2006 and $4,976 thereafter. Rental expenses paid to third parties for 2001, 2000, and 1999 were approximately $2,318, $727 and $403, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Symbol Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty expense under the Symbol Agreement amounted to $4,032, $3,761, and $3,343, in 2001, 2000, and 1999, respectively.

The parties have been discussing further amendments to the Symbol Agreement which would cover current and future products of the Company and Symbol. During these discussions, the Company had elected to make certain royalty payments with respect to certain of its new products based on a provisional understanding between the parties, however, at this point the parties have not reached any agreement to further amend the Symbol Agreement. The parties have continued their discussions, but in the event that the parties are unable to reach a compromise to amend the Symbol Agreement, the parties have provided each other with notice of termination under the Symbol Agreement. The Company received notice that on April 12, 2002 Symbol filed a lawsuit in connection with the termination notices. At this time the Company has not been served with the complaint, however, the Company believes that the claims set forth in the suit are without merit and intends to vigorously defend against the suit if it is served.

In March 2002, the Company received a notice from the minority shareholders of their intent to sell their 49% interest in Metrologic Eria Iberica ("MEI"). Under the Shareholder's Agreement, the majority shareholder has a 12-month period in which to find a buyer or negotiate a purchase price for the 49% interest, with a default minimum. The option to purchase the minority interest in MEI is approximately $4,570 and would be payable in 2003.

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

On May 10, 2000, the Lemelson Partnership filed a second motion with the Court to stay the Auto ID action pending the resolution of United States Metals Refining Co. ("US Metals") v. Lemelson Medical, Education & Research Foundation, LP et al., an action in Nevada state court wherein the plaintiff is challenging the Lemelson Partnership's ownership of the patents at issue in the Auto ID action. The Auto ID companies opposed the motion. Although the Court has not yet ruled on this motion, the Nevada state court dismissed the complaint of US Metals on July 5, 2000.

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint (which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches). The motion was granted by the Court on July 14, 2000. On September 1, 2000 the United States Court of Appeals for the Federal Circuit (the "CAFC") agreed to hear the appeal. Oral argument on this issue was heard by the CAFC on October 4, 2001. On January 24, 2002, the CAFC reversed the decision by the lower court and confirmed the continued existence of the prosecution laches defense. In response, the Lemelson Partnership filed a Petition for Rehearing En Banc with the CAFC on February 6, 2002, and the Auto ID companies filed a response to the petition on February 22, 2002.

On July 24, 2000, the Auto ID companies filed a motion for partial summary judgment arguing that almost all of the claims of the Lemelson Partnership's patents are invalid for lack of written description. On October 25, 2000, the Lemelson Partnership filed its opposition to the above motion and also filed a motion for partial summary judgment that many of the claims of the Lemelson Partnership's patents satisfy the written description requirement. On July 12, 2001, the District Court denied the motions of both the Auto ID companies and the Lemelson Partnership, holding that there are genuine issues regarding material facts which preclude the granting of summary judgment for either party.

On May 14, 2001, the Auto ID companies and Cognex Corp. filed a motion for partial Summary judgment arguing patent unenforceability due to inequitable conduct on the part of Lemelson in his dealings before the United States Patent and Trademark Office in obtaining the patents in suit. On June 19, the Lemelson Partnership filed its opposition to the motion as well as a cross-motion for summary judgment that no inequitable conduct occurred. A hearing on this motion was held on November 9, 2001. In its decision, the District Court denied the motions of both the Auto ID companies and the Lemelson Partnership, holding that there are genuine issues regarding material facts which preclude the granting of summary judgment for either party.

On July 25, 2001 the Court entered an order setting a schedule that concludes with a trial date set for August 2002.

On August 1, 2001, the Auto ID companies filed another motion for partial summary judgment arguing that the Lemelson Partnership is not entitled, as a matter of law, to rely on a now-abandoned Lemelson patent application filed in 1954 to provide a filing date or disclosure for the claims of the patents-in-suit. Oral argument on the motion was heard on November 9, 2001. Again the District Court denied the motion of the Auto ID companies, holding that there are genuine issues regarding material facts which preclude the granting of summary judgment for either party.

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

On December 22, 1999, PSC filed an answer to the complaint citing a variety of affirmative defenses to the allegations of infringement asserted by the Company in its complaint. PSC additionally asserted a counterclaim under the Lanham Act claiming that the Company made false and misleading statements in its October 13, 1999 press release regarding the patent infringement suit against PSC. The Company does not believe that this counterclaim has any merit.

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. The case is now in the final stages of discovery. On February 28, 2002, the court set a date for a Markman hearing in June, 2002.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.

10    Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the Chief Executive Officer and are equal to a percentage of each participant's compensation. The Company's contributions were $0 in 2001, $100 in 2000, and $300 in 1999.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan as amended, contributions to which are partially matched by the Company. In January 2001, the Company amended its Deferred Compensation Retirement 401(k) Plan to increase the Company's matching contribution to a rate of 60% on the first six percent of employee's earnings. Contribution expenses were $462, $92, and $75 in 2001, 2000, and 1999, respectively.

11.      Financial Reporting for Business Segments and Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2001, 2000 or 1999.

The Company manages its business on a geographical basis and has principal operations in the United States and Europe. Sales were attributed to geographic areas in the following table based on the location of the Company's customers.

                        United States Operations
                                                              European  Total
                  North                        Other         Operations Con-
                 America    AOA     Europe    Export   Total   Europe solidated

Sales      1999   $ 33,698       -     2,578    12,499   48,775  31,328  80,103
           2000     36,716       -     1,479    18,732   56,927  34,957  91,884
           2001     26,505  24,259     2,051    15,934   68,749  44,939 113,688

Interest
 income    1999   $    402       -         -         -      402       -     402
           2000        238       -         -         -      238      19     257
           2001        154       -         -         -      154      20     174
Interest
 expense   1999   $    262       -         -         -      262       -     262
           2000      1,482       -         -         -    1,482       -   1,482
           2001      2,974   1,090         -         -    4,064       -   4,064

Depreciation and
Amortization
           1999   $  1,572        -         -        -    1,572     168   1,740
           2000      2,098        -         -        -    2,098     453   2,551
           2001      2,775    1,750         -        -    4,525     538   5,063

Income (loss) before                                 -
provision
for income taxes
           1999   $7,519          -         -        -    7,519      14   7,533
           2000    3,412          -         -        -    3,412     751   4,163
           2001  (14,323)       957         -        -  (13,366)    814 (12,552)

Identifiable
 assets    2000   62,836         -         -         -    62,836 18,987  81,823
           2001   46,903    22,667         -         -    69,570 18,036  87,606


12.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 1,600. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 538 shares were available for grant under the Incentive Plan at December 31, 2001. Options granted under the Incentive Plan become exercisable over periods ranging from one to seven years. Each option shall expire four to ten years after becoming exercisable.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively, risk-free interest rates of 6.2%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 90%, 60%, and 50%, respectively, and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                               2001        2000      1999
          Net (loss) income:
           As reported                   $      (7,777)  $ 2,737  $  4,897
           Pro forma                            (8,636)    1,327     3,652
          Net (loss) income per share:
           Basic:
             As reported                 $       (1.42)  $  0.50  $   0.90
             Pro forma                           (1.58)     0.24      0.67
           Diluted:
             As reported
             Pro forma                   $       (1.42)  $  0.49  $   0.90
                                                 (1.58)     0.24      0.67

A summary of the Company's stock option activity, and related information for the years ended December 31, 1999, 2000, and 2001 follows:

                                              Options      Weighted-Average
                                          (in thousands)    Exercise Price

          Outstanding - January 1, 1999       752           $      12.36
          Granted                             287                  10.31
          Exercised                            (3)                 11.66
          Canceled                           (100)                 11.81

          Outstanding - December 31, 1999     936           $      11.79
          Granted                              65                  12.50
          Exercised                           (27)                 11.77
          Canceled                           (155)                 11.91

          Outstanding - December 31, 2000     819           $      11.83
          Granted                             181                   8.46
          Exercised                             -                      -
          Canceled                           (116)                 11.34
                                             -----                 -----
                                              884           $      11.20
                                            =======                =====
          Exercisable at December 31, 2001
          Weighted-average fair value of
           options granted during 2001      $7.32
                                            ======


Exercise prices for options outstanding as of December 31, 2001 ranged from $7.23 to $10.23. The weighted-average remaining contractual life of those options is seven years.

13.      Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees have the opportunity to acquire the Company's common stock quarterly through payroll deductions, at 90% of the lower of (a) the fair market value of the stock on the first day of the applicable quarterly offering period or (b) the fair market value of the stock on the last day of the applicable quarterly offering period.

14.       Acquisitions

Metrologic Eria Iberica

On January 26, 2000, the Company paid cash of $1,550 and assumed liabilities of $893 for a 51% interest in a joint venture for the formation of MEI. The detail of the results of operations of MEI has been included in the Company's statement of operations since January 26, 2000.

The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The total purchase price including transaction costs was $2,263 and costs in excess of assets acquired (goodwill) were $1,329. The goodwill is being amortized over a twenty-year period. Goodwill amortization of $61 is included in the statement of operations for the year ended December 31, 2001.

The Company's 51% joint venture interest in Metrologic Eria Iberica contains options for the Company to purchase the remaining 49% minority interest. The purchase option is calculated based on a twelve month multiple of sales. In March 2002, the minority shareholders provided notice of their intent to sell their 49% interest and the estimated purchase price is $4,570.
Metrologic Eria France

On July 18, 2000, the Company paid cash of $2,873 and assumed liabilities of $2,207 for a 51% interest in a joint venture for the formation of Metrologic Eria France ("MEF"). The detail of the results of operations of MEF has been included in the Company's 2000 statement of operations since July 18, 2000.

The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The total purchase price including transaction costs was $4,894 and costs in excess of assets acquired (goodwill) were $2,767. The goodwill is being amortized over a twenty-year period. Goodwill amortization of $56 is included in the statement of operations for the year ended December 31, 2001.

The Company's 51% joint venture interest in Metrologic Eria France contains options for the Company to purchase the remaining 49% minority interest. The purchase option is calculated based on a twelve month multiple of sales.

Adaptive Optics Associates, Inc.

On January 8, 2001, the Company acquired all of the outstanding stock of Adaptive Optics Associates, Inc. ("AOA"), a developer and manufacturer of custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspections and scanning and dimensioning systems for the aerospace and defense industry. The total purchase price including transaction costs was $21,612. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of AOA's operations from January 8, 2001 are reflected in the 2001 statement of operations. The excess purchase price over the fair value of net assets acquired was approximately $12,465 and is being amortized over a straight-line basis over 10 years.

The following unaudited pro forma condensed results of operations combine the historical consolidated statements of operations for Metrologic and AOA for the years ended December 31, 2001 and 2000 as if the acquisition was consummated on January 1, 2000.

The unaudited pro forma financial statements do not purport to represent what Metrologic's financial position or results of operations would actually have been if the acquisition of AOA occurred at such date or at the beginning of the period indicated or to project Metrologic's financial position or results of operations at any future date or for any future period, nor do these pro forma combined financial statements give effect to any matters other than those described in the notes thereto. The final purchase price is subject to adjustment. In addition, the allocation of the purchase price to these assets and liabilities of AOA is preliminary and the final allocations may differ from the amounts reflected herein.

             (amounts in thousands except share and per share data)

                                                          Pro Forma
                                                         Year Ended
                                                        December 31,
                                                 2001                2000
                                                ----                ----

       Sales                                  $  114,147      $   113,395
       Operating (loss) income                    (7,622)           6,413
       Net (loss) income                          (7,748)           1,690

       (Loss) earnings per share
            Basic                                  (1.42)            0.31
            Diluted                                (1.42)            0.30

       Weighted average number of shares
         outstanding
            Basic                              5,457,806        5,438,553
            Diluted                            5,457,806        5,557,992



15.      Subsequent Events

On April 9, 2002, the Company's lenders under its credit facility notified the Company that it was in default under certain financial covenants contained in its Credit Facility. As a result of the defaults, the Company has classified all of its debt under the Credit Facility in the amount of approximately $29,433 as current on its balance sheet dated December 31, 2001.

Supplementary Data

The following tables present unaudited quarterly operating results for the Company for each quarter of 2001 and 2000. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

Quarterly Consolidated Operating Results (Unaudited)
(in thousands except share and per share data)


                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2001       2001        2001        2001
                                 ---------  ---------   ---------   ---------

Sales                            $  29,784  $  28,057   $  26,809   $  29,038
Cost of sales                       28,727     18,288      18,089      18,423
                                 ---------  ---------   ---------   ---------
Gross profit                         1,057      9,769       8,720      10,615

Selling, general and
  administrative expenses            7,543      8,289       7,480       7,921
Research and development
  expenses                           1,790      1,481       1,612       1,680
                                 ---------  ---------   ---------   ---------
Operating (loss) income             (8,276)        (1)       (732)      1,014

Other (expenses) income
   Interest income                     121         16          10          27
   Interest expense                 (1,211)    (1,021)       (953)       (879)
   Foreign currency
     transaction
     (loss) gain                       (77)       (84)        337         256
   Other, net                         (370)      (367)       (384)       (338)
                                 ---------  ---------   ---------   ---------
   Total other expenses             (1,537)    (1,456)       (990)       (934)
                                 ---------  ---------   ---------   ---------
(Loss) income before
  provision for
  income taxes                      (9,813)    (1,457)     (1,362)         80

(Benefit) provision for
  income taxes                      (3,740)      (550)       (517)         32
                                 ---------  ---------   ---------   ---------
Net (loss) income                $  (6,073) $    (907)  $    (845)  $      48
                                 =========  =========   =========   =========
Basic (loss) earnings
  per share

   Weighted average
   shares outstanding            5,453,678  5,456,365    5,458,368  5,462,814
                                 =========  =========    =========  =========
   Basic (loss) earnings
     per share                   $   (1.11) $   (0.17)   $   (0.15) $    0.01
                                 =========  =========    =========  =========
Diluted (loss) earnings
  per share

   Weighted average
     shares outstanding          5,453,678  5,456,365    5,458,368  5,462,814
   Net effect of dilutive
     securities                          -          -            -          -
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share          5,453,678  5,456,365    5,458,368  5,462,814
                                 =========  =========    =========  =========
   Diluted (loss) earnings per
     share                       $   (1.11) $   (0.17)   $   (0.15) $    0.01
                                 =========  =========    =========  =========

Supplementary Data (Con't)

Quarterly Consolidated Operating Results (Unaudited)
(In thousands except share and per share data)


                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2000       2000        2000        2000
                                 ---------  ---------   ---------   ---------

Sales                            $  22,332  $  23,128   $  22,453   $  23,971
Cost of sales                       13,215     13,903      13,671      14,605
                                 ---------  ---------   ---------   ---------
Gross profit                         9,117      9,225       8,782       9,366

Selling, general and
  administrative expenses            5,770      6,080       6,476       7,988
Research and development
  expenses                           1,332      1,338       1,246       1,059
Severance costs                          -          -         160           -
                                 ---------  ---------   ---------   ---------
Operating income                     2,015)     1,807         900         319

Other (expenses) income
   Interest income                      71         74          56          56
   Interest expense                   (139)      (226)       (481)       (636)
   Foreign currency
     transaction
     (loss) gain                        13        205        (145)        457
   Other, net                          (67)      (101)        (96)         81
                                 ---------  ---------   ---------   ---------
   Total other expenses               (122)       (48)       (666)        (42)
                                 ---------  ---------   ---------   ---------
Income before
  provision for
  income taxes                       1,893      1,759         234         277

Provision for
  income taxes                         681        561          84         100
                                 ---------  ---------   ---------   ---------
Net income                       $   1,212) $   1,198   $     150   $     177
                                 =========  =========   =========   =========
Basic earnings per share

   Weighted average
   shares outstanding            5,420,321  5,436,104    5,446,802  5,450,984
                                 =========  =========    =========  =========
   Basic earnings
     per share                   $    0.22  $    0.22    $    0.03  $    0.03
                                 =========  =========    =========  =========
Diluted earnings per share

   Weighted average
     shares outstanding          5,420,321  5,436,104    5,446,802  5,450,984
   Net effect of dilutive
     securities                    161,389    250,425       65,698        245
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share          5,581,710  5,686,529    5,512,500  5,451,229
                                 =========  =========    =========  =========
   Diluted earnings per
     share                       $    0.22  $    0.21    $    0.03  $    0.03
                                 =========  =========    =========  =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No change of accountants and/or disagreement on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on June 20, 2002, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 2001.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)  1.    Financial Statements

           The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

           Report of Ernst & Young LLP, Independent Auditors

           Consolidated Balance Sheets at December 31, 2001 and 2000

           Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001, 2000 and 1999

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

     10.16 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

     10.17 Credit Agreement dated January 8, 2001 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated by reference to Exhibit
           99.1 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

     10.18 Subordination, Nondisturbance and Attornment Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles, Janet Knowles, Metrologic Instruments, Inc. and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

     10.19 Security Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

     10.20 Amended and Restated Intercreditor Agreement between PNC Bank, National Association, United Technologies Optical Systems, Inc., C. Harry Knowles, Janet H. Knowles, Registrant, Adaptive Optics Associates, Inc., and MTLG Investments Inc. (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

     10.21 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

     10.22 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

     10.23 Subordinated Promissory Note in the amount of $11 million, dated November 16, 2001, executed by MTLG Investments, Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to
           Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 2, 2001).

     21    Subsidiaries of the Registrant

     (b)              Reports on Form 8-K

                           The Registrant filed a report on Form 8-K dated January 23, 2001, a report on Form 8-K/A dated March 23, 2001 and a Form 8-K on December 2, 2001.

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

                                          Dated:  April 16, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles        Chairman of the Board, President     April 16, 2002
     C. Harry Knowles       and Chief Executive Officer
                            (Principal Executive Officer)

/s/ Thomas E. Mills IV      Director, President,                 April 16, 2002
     Thomas E. Mills IV     Chief Operating Officer, Chief Financial
                            Officer and Vice President Finance
                            (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ Richard Close           Director                             April 16, 2002
     Richard Close


/s/ Janet H. Knowles        Director, Vice President,            April 16, 2002
     Janet H. Knowles       Administration, Secretary
                            and Treasurer

/s/ John H. Mathias         Director                             April 16, 2002
     John H. Mathias


/s/ Stanton L. Meltzer      Director                             April 16, 2002
     Stanton L. Meltzer


/s/ William Rulon-Miller    Director                             April 16, 2002
     William Rulon-Miller

                                 EXHIBIT INDEX

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

10.16 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

10.17 Credit Agreement dated January 8, 2001 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 23,
         2001).

10.18 Subordination, Nondisturbance and Attornment Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc.,
         C. Harry Knowles, Janet Knowles, Metrologic Instruments, Inc. and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

10.19 Security Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

10.20 Amended and Restated Intercreditor Agreement between PNC Bank, National Association, United Technologies Optical Systems, Inc.,
         C. Harry Knowles, Janet H.  Knowles, Registrant, Adaptive Optics
         Associates, Inc., and MTLG Investments Inc.   (incorporated by
         reference to Exhibit 10.22 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000).

10.21 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.22 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.23 Subordinated Promissory Note in the amount of $11 million, dated November 16, 2001, executed by MTLG Investments, Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 2, 2001).

21       Subsidiaries of the Registrant

EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

Metrologic do Brasil Ltda., a Brazil corporation
Metrologic Asia (PTE) Ltd., a Singapore corporation
MTLG Investments Inc., a Delaware corporation
Metrologic Instruments GmbH, a German corporation
Metro (Suzhou) Technologies Co., Ltd., a China corporation
Metrologic Eria Iberica SL, a Spain corporation
Metrologic Italia S.r.l., an Italy corporation
Metrologic Eria France S.A., a France corporation
Metrologic Instruments UK Limited, a United Kingdom corporation
MetroAsia Resources, Inc., a Taiwan corporation
Adaptive Optics Associates, Inc., a Delaware corporation
Metrologic Japan Co. Ltd., a Japan corporation