Form 10-K/A
METROLOGIC INSTRUMENTS INC
filed 2002-04-30
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                  Amendment #1

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

As of April 26, 2002 there were 5,465,605 shares of Common Stock outstanding.

                                     Index

                                                                           Page
PART III

Item 10.   Directors and Executive Officers of the Registrant                3

Item 11.   Executive Compensation                                            4

Item 12.   Security Ownership of Certain Beneficial Owners and Management    8

Item 13.   Certain Relationships and Related Transactions                    9

                                  INTRODUCTION

This amendment on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form10-K filed by the Registrant on April 16, 2002, and is being filed solely to include in Registrant's Annual Report on Form 10-K the information required by Part III of Form 10-K. This Amendment does not amend or alter the information set forth in Parts I, II, or IV of Registrant's Annual Report on Form 10-K filed on April 16, 2002 and, accordingly, this information is not included in the Amendment.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

C. Harry Knowles     Mr. Knowles, 73, is the founder of the Company and has
                     been Chairman of the Board of Directors since the
                     Company's inception. Mr. Knowles has served as Chief
                     Executive Officer since 1985.  Mr. Knowles served as
                     President of the Company from its inception through 1982
                     and from 1985 until February 2000.   In addition, Mr.
                     Knowles served as Chief Technical Officer with responsibility for all of the Company's research and development activities from 1982 to 1985. Since 1988, Mr. Knowles has also served as a Managing Director of Metrologic Instruments GmbH. Prior to founding the
                     Company, Mr. Knowles was the general manager of Westinghouse Electric Corporation's integrated circuits division in Elkridge, Maryland. Mr. Knowles is married to Janet H. Knowles, the Vice President, Administration,
                     Secretary, Treasurer and a director of the Company.  Mr.
                     Knowles' current term as a director expires in 2003.

Thomas E. Mills IV   Mr. Mills, 42, became a director of the Company in March
                     1999, became President of the Company in February 2000, and has served as the Company's Chief Operating Officer since April 1998, and as Chief Financial Officer since May
                     1994. From April 1998 to February 2000, Mr. Mills served as the Company's Executive Vice President and from June
                     1995 to April 1998 as the Company's Vice President,
                     Finance. Mr. Mills was employed by Ferranti International,
                     Inc. from 1986 to April 1994 in various positions, most recently as Senior Vice President, U.S. Operations.
                     Mr. Mills' current term as a director expires in 2002.

Richard C. Close     Mr. Close, 59, became a director of the Company in
                     September 1999. He is a private investor and also provides consulting and transition management for companies in the midst of merger and acquisition activities. From January 1997 until August 2000, Mr. Close served as President and General Manager of Polaroid
                     Graphics Imaging LLC. Polaroid Graphics Imaging LLC was formerly a division of Polaroid Corporation, and is now a privately-held independent company. Mr. Close served as President and Chief Executive Officer of Computer Identics
                     Corporation from 1993 until 1997. Mr. Close has a Bachelor of Science in Electrical Engineering from Vanderbilt
                     University. Mr. Close's current term as a director expires in 2004.

Janet H. Knowles     Mrs. Knowles, 60, was a director of the Company from 1972
                     to 1984 and has served as a director since 1986. Mrs.
                     Knowles served as Vice President, Administration from 1976 to 1983 and has served in that capacity and as Secretary since 1984 and as Treasurer since 1994. Mrs. Knowles is responsible for the Company's administrative matters. Mrs.
                     Knowles is married to C. Harry Knowles, the Chief
                     Executive Officer and Chairman of the Board of Directors of the Company. Mrs. Knowles' current term as a director expires in 2002.

John H. Mathias      Mr. Mathias, 55, became a director of the Company in
                     September 1999. Since 1981 Mr. Mathias has been Chairman and Chief Executive Officer of The JPM Company, a publicly traded company that manufactures wire and cable assemblies at various locations throughout the world. Mr. Mathias has a Bachelor of Science in Business Administration and a Masters in Mathematics, both from Bucknell University. Mr.
                     Mathias' current term as a director expires in 2004.

Stanton L. Meltzer   Mr. Meltzer, 63, has been a director of the Company since
                     1987. Mr. Meltzer, a graduate of Wharton School of the University of Pennsylvania, is a certified public accountant and since 1964 has been a principal in the firm of Gold, Meltzer, Plasky & Wise, a professional corporation of certified public accountants, located in Moorestown, New Jersey. He has chaired conferences, lectured and taught courses to accountants throughout the United States for the American Institute of Certified
                     Public Accountants and other professional organizations.
                     Mr. Meltzer's current term as a director expires in 2003.

Hsu Jau Nan          Mr. Hsu, 58, became a director of the Company in September
                     1999. Mr. Hsu is a major owner and managing director of several companies in Taiwan, Singapore, and China which, in the aggregate, employ over 5,000 people. From 1973 to 1983, Mr. Hsu was an Engineering Manager for General
                     Electric's television operations. Mr. Hsu has an Electrical Engineering degree from National Taipei
                     University of Technology. Mr. Hsu's current term as a director expires in 2002.

William Rulon-Miller Mr. Rulon-Miller, 53, became a director of the Company in
                     December 1997. Mr. Rulon-Miller joined Janney Montgomery Scott Inc. in 1979 and currently serves as Senior Vice President and Director of Investment Banking. He is currently on the Board of Directors of The JPM Company, Inc. He is a partner of Five Penn Center Partners and a director of The Penn Janney Fund, Inc., which are private venture capital organizations. Mr. Rulon-Miller graduated from Princeton University and received an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Rulon-Miller's current term as a director expires in 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, generally requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% owners are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. All officers, directors and 10% owners filed reports for transactions required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  Stanton L. Meltzer, a member of the Compensation Committee, is a principal of an accounting firm which, in fiscal 2001, charged fees of approximately $73,438 for tax consulting services performed for the Company.

                  William Rulon-Miller, a member of the Compensation Committee, serves as Senior Vice President and Co-Director of Investment Banking at Janney Montgomery Scott, which, in January 2001, charged fees of approximately $199,627 for investment banking services in connection with the acquisition of Adaptive Optics Associates, Inc.

COMPENSATION OF DIRECTORS

                  Directors who are not employees of the Company receive an annual retainer of $10,000 plus expenses, and fees of $1,000 for each Board of Directors' meeting attended and $500 for each committee meeting attended. In addition, directors are eligible to receive options to purchase the Company's Common Stock, at the discretion of the Incentive Committee, under the Company's Incentive Plan.

EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following table summarizes the compensation earned for services rendered during each of the last three fiscal years with respect to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation
                     -------------------------------------       Long-Term
                                                            Compensation Awards
                                                            -------------------
                                                                          All
                                                                         Other
                                                  Other     Securities  Compen-
Principal            Fiscal                       Annual    Underlying   sation
Position              Year Salary($)  Bonus($) Compensation Options(#)   ($)(1)
--------              ---- ---------  -------- ------------ ----------  -------

C. Harry Knowles      2001 $350,000       -        -             -       $6,300
Chairman of the       2000  275,000(2)$250,000     -             -        1,847
Board and Chief       1999  200,000    200,000     -             -        3,743
Executive Officer

Thomas E. Mills IV    2001  250,000       -        -             -        6,300
President, Chief      2000  215,000(3) 250,000     -            8,000     1,847
Operating Officer     1999  180,000    230,000     -           20,000     3,743
and Chief Financial
Officer

Dale M. Fischer       2001  157,400    122,420     -             -        6,300
Vice President,       2000  155,000    148,362     -            8,000     1,847
International Sales   1999  150,000    200,954     -           14,000     3,743

Benny A. Noens        2001  162,500    326,140   $8,478(4)       -        6,300
Vice President,       2000  155,000    161,435    7,034(4)       -        1,847
European  Sales and   1999  150,000    297,545    8,963(4)      8,000     3,743
Managing Director,
Metrologic Instruments
GmbH

Kevin P. Woznicki(5)  2001  162,220    210,130     -             -        6,300
Vice President,       2000  155,000    382,794     -            8,000     1,847
Sales, The Americas   1999  150,000    450,788     -           10,000     3,743


(1) Represents the Company's contributions to the Company's profit sharing plan, including employer 401(k) matching contributions, on behalf of each executive officer.

(2) Represents base salary of $200,000 through June 2000 and $350,000 thereafter.

(3) Represents base salary of $180,000 through June 2000 and $250,000 thereafter.

(4) Mr. Noens' other annual compensation includes certain foreign housing costs incurred by the Company on behalf of Mr. Noens.

(5)      In March 2002, Mr. Woznicki resigned his position with the Company.

STOCK OPTION GRANTS

         There were no options granted pursuant to the Company's Incentive Plan to any named officers during the fiscal year ended December 31, 2001

FISCAL YEAR - END OPTION INFORMATION

         The following table sets forth information with respect to the number of shares covered by exercisable and unexercisable options held by the executive officers of the Company named in the Summary Compensation Table on December 31, 2001 and the value of such unexercised options on December 31, 2001. No stock options were exercised by any of such executive officers during 2001.

                   VALUE OF OPTIONS HELD AT DECEMBER 31, 2001

                       Number of Securities         Value of Unexercised
                      Underlying Unexercised             In-the-Money
                        Options at 12/31/01        Options at 12/31/01($)(1)
                    ---------------------------   ----------------------------
Name                Exercisable   Unexercisable   Exercisable    Unexercisable
----                -----------   -------------   -----------    -------------
C. Harry Knowles         -             -               -               -
Thomas E. Mills IV     65,000         8,000            0               0
Dale M. Fischer        51,400         5,600            0               0
Benny A. Noens         34,800         3,200            0               0
Kevin P. Woznicki      46,000         4,000            0               0

(1) Options are in-the-money if the market value of the shares covered thereby is greater than the options' exercise price. Calculated based on the fair market value at December 31, 2001 of $7.15 per share, less the exercise price.



EMPLOYMENT CONTRACTS

         On January 8, 2001, the Company entered into employment contracts with each of C. Harry Knowles, Chairman of the Board of Directors and Chief Executive Officer of the Company and Thomas E. Mills IV, President, Chief Operating Officer and Chief Financial Officer of the Company. The terms and conditions of these contracts provide that Messrs. Knowles and Mills are to receive an annual base salary of $350,000 and $250,000, respectively, for the year ending December 31, 2001. The initial term of the each of Messrs. Knowles and Mills contracts expires on December 31, 2002 and provide for one-year renewal periods thereafter. The employment contracts provide for a severance payment of an amount equal to 12 months of the executive's base salary in the event the executive terminates his employment for "Good Reason" (diminution in the executive's responsibilities by the Company or failure of the Company to pay the executive his compensation) or if the Company terminates the executive without cause. Additionally, in the event of a change-in-control of the Company, and the subsequent termination or diminution in the executive's responsibilities, each of Messers. Knowles and Mills will be entitled to a payment of an amount equal to two times the executive's base salary annualized over the two-year period leading up to termination. Under the terms of the employment contracts a "change-in-control" occurs if:

             o Any person, entity, or group (with certain exceptions) becomes the beneficial owner of 20% or more of the outstanding shares of the Company's common stock;

             o There is a change in a majority of the Board of Directors other than by election or nomination by a vote of the majority of directors comprising the Incumbent Board;

             o Upon consummation of, or approval by the Company's shareholders of, a reorganization, merger, consolidation or sale that results in the Company's shareholders owning less than 50% of the combined voting power of the surviving corporation following the transaction; or

             o Upon consummation of, or approval by the Company's shareholders of a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                        SECURITY OWNERSHIP OF MANAGEMENT
                           AND PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 25, 2002 by: (i) each person known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock; (ii) each of the Company's directors;
(iii) each nominee for election as a director; (iv) each executive officer of the Company named in the Summary Compensation Table above; and (v) all executive officers and directors of the Company as a group.


Name of Beneficial Owner   Shares Beneficially Owned(1)    Percent of Class(1)
------------------------   ---------------------------     -------------------
C. Harry Knowles                    3,323,000                     60.8%
Janet H. Knowles                    3,323,000(2)                  60.8%
Richard C. Close                        9,000(3)                    *
John H. Mathias                         6,500(4)                    *
Stanton L. Meltzer                     24,833(5)                    *
Thomas E. Mills IV                     69,755(6)(7)                1.2%
Hsu Jau Nan                             8,000(8)                    *
William Rulon-Miller                   14,200(9)                    *
Dale M. Fischer                        62,230(10)(11)              1.1%
Benny A. Noens                         37,336(12)                   *
Kevin Woznicki                         47,000(13)                   *
All executive officers
 and directors as a
 group (15 persons)                 3,674,983                     63.7%
-----------------
*Less than 1%.

(1) Based on 5,465,605 shares outstanding as of April 25, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities.
(2) Janet H. Knowles, Vice President, Administration, Secretary and Treasurer is the wife of C. Harry Knowles and, therefore, may be deemed to have shared voting and investment power with respect to the 3,323,000 shares owned by Mr. Knowles.
(3) Includes currently exercisable options to purchase 9,000 shares of Common Stock.
(4) Includes currently exercisable options to purchase 6,000 shares of Common Stock.
(5) Includes currently exercisable options to purchase 1,500 shares of Common Stock.
(6)      Includes an aggregate of 300 shares held by Mr. Mills' children.
(7) Includes currently exercisable options to purchase 65,000 shares of Common Stock.
(8) Includes currently exercisable options to purchase 8,000 shares of Common Stock.
(9) Includes currently exercisable options to purchase 11,500 shares of Common Stock.
(10) Includes currently exercisable options to purchase 51,400 shares of Common Stock.
(11) Includes 1,000 shares held in a trust of which Mr. Fischer is a trustee and a beneficiary.
(12) Includes currently exercisable options to purchase 34,800 shares of Common Stock.
(13) Includes currently exercisable options to purchase 46,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey in a building leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary, Treasurer and a director of the Company. During 2001, the Company paid Mr. and Mrs. Knowles an aggregate of approximately $869,201 under the lease agreement for rent payments.

         Janet H. Knowles, a director and officer of the Company, borrowed $75,000 from the Company under a promissory note to be repaid on or about August 31, 2002.

         The accounting firm in which Stanton L. Meltzer, a director and shareholder of the Company, is a principal, charged fees of approximately $73,438 during 2001 for tax consulting services performed for the Company.

         The investment banking company of Janney Montgomery Scott in which William Rulon-Miller serves as Senior Vice President and Co-Director of Investment Banking charged fees of $199,627 in connection with the acquisition of Adaptive Optics Associates, Inc.

         In connection with a distribution in the amount of $1,561,000 paid to the Company's shareholders of record in September 1994, on account of previously undistributed S Corporation earnings accumulated through December 31, 1993, which were taxed at the shareholder level, $780,500 is being paid pursuant to seven-year notes of the Company, bearing interest at an annual rate equal to PNC Bank, National Association's prime rate plus 0.5%. Payments made to Mr. Knowles in 2001 amounted to approximately $113,383 including approximately $8,796 in interest. The amounts paid in 2001 represent the final payment of the seven-year note.

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

                                          Dated:  April 30, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles        Chairman of the Board, President     April 30, 2002
     C. Harry Knowles       and Chief Executive Officer
                            (Principal Executive Officer)

/s/ Thomas E. Mills IV      Director, President,                 April 30, 2002
     Thomas E. Mills IV     Chief Operating Officer, Chief Financial
                            Officer and Vice President Finance
                            (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ Richard Close           Director                             April 30, 2002
     Richard Close


/s/ Janet H. Knowles        Director, Vice President,            April 30, 2002
     Janet H. Knowles       Administration, Secretary
                            and Treasurer

/s/ John H. Mathias         Director                             April 30, 2002
     John H. Mathias


/s/ Stanton L. Meltzer      Director                             April 30, 2002
     Stanton L. Meltzer


/s/ William Rulon-Miller    Director                             April 30, 2002
     William Rulon-Miller