Form 10-Q
period 2002-03-31
METROLOGIC INSTRUMENTS INC
filed 2002-05-20
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 17, 2002 there were 5,465,605 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                        Page
                                                                         No.
Part I - Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                    3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 2002 and 2001              4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2002 and 2001              5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            17

Part II - Other Information

         Item 1.  Legal Proceedings                                      17

         Item 6.  Exhibits and Reports on Form 8-K                       18

Signatures                                                               19

Exhibit Index                                                            20

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       March 31,  December 31,
Assets                                                   2002         2001
                                                       --------     --------
                                                            (Unaudited)
     Current assets:
        Cash and cash equivalents                      $      -     $    557
        Restricted cash                                   3,200        3,200
        Accounts receivable, net of allowance            19,139       20,401
        Income tax receivable                             4,600        4,600
        Inventory                                        18,566       18,385
        Deferred income taxes                             1,396        1,535
        Other current assets                              5,294        2,379
                                                       --------     --------
     Total current assets                                52,195       51,057

     Property,  plant and equipment, net                 13,525       13,776
     Patents and trademarks,  net of amortization         4,198        4,062
     Holographic technology,  net of amortization           455          484
     Advance license fee, net of amortization             1,382        1,412
     Goodwill, net of amortization                       14,510       15,249
     Deferred income taxes                                1,964          701
     Other assets                                           870          865
                                                       --------     --------
     Total assets                                      $ 89,099     $ 87,606
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  9,183     $ 11,433
        Current portion of notes payable                 13,685       10,963
        Accounts payable                                  8,582        6,930
        Accrued expenses                                 15,061       12,176
                                                       --------     --------
     Total current liabilities                           46,511       41,502

     Notes payable,  net of current portion              14,799       18,335
     Deferred income taxes                                1,019          951
     Other liabilities                                      543          557

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,465,605 and 5,463,382 shares
            issued and outstanding in 2002 and 2001,
            respectively                                     55           55
        Additional paid-in capital                       17,651       17,634
        Retained earnings                                12,947       12,926
        Accumulated other comprehensive loss             (4,426)      (4,354)
                                                       --------     --------
        Total shareholders' equity                       26,227       26,261
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 89,099     $ 87,606
                                                       ========     ========





                       See Notes to Financial Statements

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                Three Months Ended March 31,
                                                 --------------------------
                                                   2002              2001
                                                 --------          --------
                                                         (unaudited)

Sales                                            $ 27,529          $ 29,784
Cost of sales                                      17,556            28,727
                                                 --------          --------
Gross profit                                        9,973             1,057

Selling, general and administrative expenses        7,280             7,873
Research and development expenses                   1,713             1,790
Severance costs                                       276                 -
                                                 --------          --------
Operating income (loss)                               704            (8,606)

Other income (expenses)
    Interest income                                    23               121
    Interest expense                                 (696)           (1,211)
    Foreign currency transaction (loss) gain           (5)              (77)
    Other,  net                                        10               (40)
                                                 --------          --------
    Total other expenses                             (668)           (1,207)
                                                 --------          --------
Income (loss) before provision
  for income taxes                                     36            (9,813)

Provision (benefit) for income taxes                   14            (3,740)
                                                 --------          --------
Net income (loss)                                $     22          $ (6,073)
                                                 ========          ========
Basic and diluted earnings (loss)
  per share

     Weighted average shares outstanding        5,463,431         5,453,678
                                                 ========          ========
     Basic and diluted earnings (loss)
       per share                                $      -          $  (1.11)
                                                 ========          ========



                       See Notes to Financial Statements

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (amounts in thousands)


                                                  Three Months Ended March 31,
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------
                                                           (unaudited)

Operating activities

Net cash provided by
  operating activities                             $  2,384            $ 6,773

Investing activities

Purchase of property,  plant and equipment             (485)              (404)
Patents and trademarks                                 (214)              (220)
Cash paid for purchase of business,
  net of cash acquired                                    -             (8,739)
Other intangibles                                       709                357
                                                   --------            -------
Net cash provided by (used in)
  investing activities                                   10             (9,006)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        16                 17
Principal payments on notes payable                    (762)            (1,362)
Net (payments) proceeds from line of credit          (2,250)             6,455
Capital lease payments                                  (52)               (23)
                                                   --------            -------
Net cash (used in) provided by
     financing activities                            (3,048)             5,087

Effect of exchange rates on cash                         97               (468)
                                                   --------            -------
Net (decrease) increase in cash and
     cash equivalents                                  (557)             2,386
Cash and cash equivalents at beginning of period        557              2,332
                                                   --------            -------
Cash and cash equivalents at end of period         $      -            $ 4,718
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $    451            $   434
                                                   ========            =======
     Cash paid for income taxes                    $     23            $    20
                                                   ========            =======

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

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2001 contained therein.

Pending the resolution of the anticipated amendment to the Company's Credit Facility the Company filed an incomplete Form 10-K for the year ended December 31, 2001, which did not include an audit report from our independent auditors. Additionally, as a result of the significance of the anticipated amendment to the Company's financial statements, our auditors were unable to complete their timely SAS 71 review procedures with respect to the quarter ended March 31, 2002. Accordingly, the filing on this Form 10-Q is considered to be incomplete. As more fully described in Note 9, the Company expects that it will sign an amendment to its Credit Facility shortly and that our auditors will complete their audit and SAS 71 review procedures upon the signing of the amendment. We will file amendments to our Form 10-K for the year ended December 31,2001 and Form 10-Q for the quarter ended March 31, 2002 when our independent auditors complete their procedures.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

4.        Inventory

     Inventory consists of the following:


                                         March 31, 2002     December 31, 2001
                                       ------------------   ------------------


         Raw materials                      $  6,030             $  7,271
         Work-in-process                       4,084                4,144
         Finished goods                        8,452                6,970
                                              ------               ------
                                              18,566               18,385
                                              ------               ------

5.        Goodwill

In the first quarter of 2002, the Company adopted the Provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets ". The Company has not performed an impairment review of its goodwill and thus is unable to assess the impact on the results of operations or financial condition as of March 31, 2002. The Company hopes to perform its impairment review during the second quarter of 2002.

The Company applied SFAS No. 142 on January 1, 2002. The amortization expense and net loss for the year of initial application and prior year are as follows:

                                        Three Months Ended
                                          March 31, 2001
                                          --------------
         Goodwill amortization               $  (330)
         Adjusted net loss                   $(5,743)


A reconciliation between reported net income (loss) to the adjusted net income
(loss) is as follows:

                               Three Months Ended
                                   March 31,
                                                 2002              2001
                                               --------          --------
         Reported net income (loss)            $     22          $ (6,073)
         Add back: Goodwill amortization              -               330
                                               --------          --------
         Adjusted net income                   $     22          $ (5,743)
                                               ========          ========
         Basic earnings per share:
         Reported net income (loss)            $      -          $  (1.11)
         Goodwill amortization                 $      -          $   0.06
                                               --------          --------
         Adjusted net income                   $      -          $  (1.05)
                                               ========          ========
         Diluted earnings per share:
         Reported net income (loss)            $      -          $  (1.11)
         Goodwill amortization                 $      -          $   0.06
                                               --------          --------
         Adjusted net income                   $      -          $  (1.05)
                                               ========          ========



6.        Comprehensive Loss

     The Company's total comprehensive losses were as follows:

                               Three Months Ended
                                   March 31,
                                                 2002              2001
                                               --------          --------


         Net earnings (loss)                   $     22          $ (6,073)
         Other comprehensive losses:
            Change in equity due to foreign
             currency translation adjustments       (72)             (643)
                                                 ------            ------
         Comprehensive loss                    $    (50)         $ (6,716))
                                                 ------            ------

7. Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2002 or 2001.

The Company manages its business on a business segment basis. Sales were attributed to business segments in the following table:

                                              Metrologic        Total
                                   AOA       Instruments    Consolidated
                                 -------      ---------       ---------
Three months ended March 31, 2002:

Sales                            $ 5,763       21,766          27,529

(Loss) income
before provision
for income
taxes                                160         (124)             36

Identifiable
assets                            20,810       68,289          89,099

Three months ended March 31, 2001:

Sales                           $  7,613       22,171          29,784

(Loss) income
before benefit
for income
taxes                                745      (10,558)         (9,813)

Identifiable
assets                            22,477       67,232          89,709


8. Acquisition

On January 8, 2001, the Company acquired all of the outstanding stock of Adaptive Optics Associates, Inc. ("AOA"), a developer and manufacturer of custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspections and scanning and dimensioning systems for the aerospace and defense industry. The total purchase price including transaction costs was $21,612. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of AOA's operations from January 8, 2001 are reflected in the 2001 statement of operations. The excess purchase price over the fair value of net assets acquired was approximately $11,755 and is being amortized over a straight-line basis over 10 years.

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

             (amounts in thousands except share and per share data)

                                                Pro Forma
                                            Three Months Ended
                                                 March 31,
                                                   2001
                                                 --------

Sales                                            $  30,243
Operating loss                                      (8,593)
Net loss                                            (6,044)

Loss per share
   Basic                                             (1.11)
   Diluted                                           (1.11)

Weighted average number of shares outstanding
   Basic                                         5,453,678
   Diluted                                       5,453,678


9.  Credit Facility

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 Credit Facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan. As of March 31, 2002, the balance outstanding was $17,250. A proposed amendment to the Credit Facility in May 2002 calls for remaining maturities of $10,800 in 2002 and $7,200 in 2003. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, which was originally scheduled to expire in January 2006. Based on the proposed amendment to the Credit Facility in May 2002, the revolving credit line will now expire in May 2003. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. The Company has granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. As of March 31, 2002, the balance outstanding was $9,183. Under the Credit Facility, interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company is subject to affirmative and negative covenants.

As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank have been in discussions with respect to modifying the Credit Facility.

On May 15, 2002, the Company reached an agreement in principal with its lenders and executed a binding term sheet as to the terms of an amendment to the Credit Facility, which will allow for sufficient time for the Company to seek more competitive credit financing. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. The key terms of the amendment would include the waiver of all existing defaults and the withdrawal by the banks of a notice of default and an increase in the interest rate of this term note by .25% per annum. Additionally the amended Credit Facility would expire on May 31, 2003. The Company has remaining term debt outstanding of $17,250 of which approximately $6,450 is classified as long-term on its balance sheet dated March 31, 2002. The remaining $10,800 of the term debt would remain current based upon the anticipated scheduled payments of $3,200 of restricted cash upon execution of the amendment agreement, an estimated $4,600 of an income tax refund expected to be received in the second quarter of 2002 and $3,000 of principal amortization paid in quarterly installments of $750 starting in the second quarter of 2002. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that amendment will be finalized shortly, if at all. If the Company is able to enter into the amendment to the Credit Agreement, it expects to file an amendment to the Form 10-K together with an unqualified audit opinion from its auditors, and a reclassification of certain of its bank debt from short-term liabilities to long-term liabilities in the amount of approximately $10,800.

The Company remains in default under the terms of its Credit Facility until execution of the amendment. Under the terms of the Credit Facility, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to execute an agreement with its primary bank with respect to the amendment and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 are unaudited.

Pending the resolution of the anticipated amendment to the Company's Credit Facility the Company filed an incomplete Form 10-K for the year ended December 31, 2001, which did not include an audit report from our independent auditors. Additionally, as a result of the significance of the anticipated amendment to the Company's financial statements, our auditors were unable to complete their timely SAS 71 review procedures with respect to the quarter ended March 31, 2002. Accordingly, the filing on this Form 10-Q is considered to be incomplete. As more fully described in Note 9, the Company expects that it will sign an amendment to its Credit Facility shortly and that our auditors will complete their audit and SAS 71 review procedures upon the signing of the amendment. We will file amendments to our Form 10-K for the year ended December 31,2001 and Form 10-Q for the quarter ended March 31, 2002 when our independent auditors complete their procedures.

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

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of the Company's products are manufactured in the Company's U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. In addition, manufacture of the Company's POS products in its Suzhou, China facility is expected to increase in 2002, which will partially mitigate the profit impact of foreign exchange rate fluctuation with reduced labor costs in the Company's POS scanners. Accordingly, in the three months ended March 31, 2002, sales and gross profit were adversely affected by the continuing rise in the value of the US dollar in relation to foreign currencies.

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

The Company's ability to enter into an amendment to its current credit agreement; the Company's ability to refinance its Credit Facility and term note on acceptable terms with new banks; the Company's ability to maintain the listing of its common stock on the Nasdaq Stock Market, the Company's ability to receive an unqualified audit opinion from its independent auditors; reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs and potential outcomes of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, the Company's ability to successfully negotiate and amend its licensing agreement with Symbol Technologies; the Company's ability to be successful in its litigation; the Company's ability to successfully defend against challenges to its patents; the ability of competitors to avoid infringement of the Company's patents; the ability of the Company to develop products which avoid infringement of third parties' patents; and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the price and payment schedule the Company is able to negotiate for the shares in its subsidiary, Metrologic Eria Iberica; the effects of and changes in trade, monetary and fiscal policies, laws; the ability of the Company to integrate AOA with other Company subsidiaries, and realize anticipated impact on results of operations; ; regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001 (amounts in thousands except per share information)

Sales decreased 7.6% to $27,529 in the three months ended March 31, 2002 from $29,784 in the three months ended March 31, 2001, principally as a result of the completion of certain fixed price projects at AOA during 2001. The reduction in the value of the euro against the U.S. dollar negatively affected the recorded U.S. dollar value of quarterly European operation sales by approximately 5.8% and quarterly consolidated sales by approximately 3.1% as compared to the corresponding period in 2001. In the first quarter of 2001, the Company instituted a price increase in Europe to mitigate the unfavorable foreign currency effect.

International sales accounted for $13,967 (50.7% of total sales) in the three months ended March 31, 2002 and $13,777 (46.3% of total sales) in the three months ended March 31, 2001. Two customers accounted for 8.1% and 5.9%, respectively, of the Company's total revenues in the three months ended March 31, 2002. Two customers accounted for 8.2% and 5.2%, respectively, of the Company's total revenues in the three months ended March 31, 2001.

Cost of sales decreased to $17,556 in the three months ended March 31, 2002 from $28,727 in the three months ended March 31, 2001. Cost of sales for the three months ended March 31, 2001 included $10,040 of special charges and other costs that are not expected to reoccur in subsequent quarters as follows: $4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Cost of sales, excluding the $10,040 of special charges and other costs decreased 6.1% to $17,556 in the three months ended March 31, 2002 from $18,687 in the three months ended March 31, 2001, principally as a result of decreased material costs from engineering enhancements and lower direct labor costs as more of the Company's lower gross margin products are produced at the Suzhou, China facility. Further, cost of sales as a percentage of sales during the three months ended March 31, 2002 was negatively impacted by the reduction in the value of the euro against the U.S. dollar as compared to the corresponding period in 2001.

Selling, general and administrative ("SG&A") expenses decreased 7.5% to $7,280 in the three months ended March 31, 2002 from $7,873 in the three months ended March 31, 2001 and remained constant as a percentage at sales at 26.4%. The decrease in SG&A expenses was due primarily to reduced marketing and advertising costs, which include costs associated with the Company's Concert
(tm) program, a business partner program used to market and promote the Company's products, and no goodwill amortization expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets".

Research and development ("R&D") expenses decreased 4.3% to $1,713 in the three months ended March 31, 2002 from $1,790 in the three months ended March 31, 2000, and increased as a percentage of sales to 6.2% from 6.0%.

Severance costs of $276 for the three months ended March 31, 2002 were due to a workforce reduction in March and April 2002. These cost reductions represent in excess of $3,000 in annualized savings of overhead and SG&A costs.

Operating income, excluding special charges and other costs, decreased 50.9% to $704 in the three months ended March 31, 2002 from $1,434 in the three months ended March 30, 2001, and operating income as a percentage of sales decreased to 2.6% from 4.8%. Operating losses including special charges and other costs in the three months ended March 31, 2001 was $8,606.

Other income/expenses reflect net other expenses of $668 in the three months ended March 31, 2002 compared to net other expenses of $1,207 in the corresponding period in 2001. Net other expenses for the three months ended March 31, 2002 reflect lower interest expense due to a reduction in the Company's bank debt.

Net income was $22 in the three months ended March 31, 2002 compared with a net loss of $6,073 in the three months ended March 31, 2001. Net income (loss) reflects a 38% effective income tax rate for the three months ended March 31, 2002 and 200. The increase in the value of the U.S. dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.07 as compared to the corresponding period in 2001.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased to $5,264 as of March 31, 2002 from $9,555 as of December 31, 2001.

The Company's operating activities provided net cash of $2,384 and $6,773 for the three months ended March 31, 2002 and 2001, respectively. Net cash provided in operating activities for the three months ended March 31, 2002 resulted primarily from reductions in accounts receivable and increases in accounts payable and accrued expenses.

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 Credit Facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan. As of March 31, 2002, the balance outstanding was $17,250. A proposed amendment to the Credit Facility in May 2002 calls for remaining maturities of $10,800 in 2002 and $7,200 in 2003. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, which was originally scheduled to expire in January 2006. Based on the proposed amendment to the Credit Facility in May 2002, the revolving credit line will now expire in May 2003. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. The Company has granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. As of March 31, 2002, the balance outstanding was $9,183. Under the Credit Facility, interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company is subject to affirmative and negative covenants.

As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank have been in discussions with respect to modifying the Credit Facility.

On May 15, 2002, the Company reached an agreement in principal with its lenders and executed a binding term sheet as to the terms of an amendment to the Credit Facility, which will allow for sufficient time for the Company to seek more competitive credit financing. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. The key terms of the amendment would include the waiver of all existing defaults and the withdrawal by the banks of a notice of default and an increase in the interest rate of this term note by .25% per annum. Additionally the amended Credit Facility would expire on May 31, 2003. The Company has remaining term debt outstanding of $17,250 of which approximately $6,450 is classified as long-term on its balance sheet dated March 31, 2002. The remaining $10,800 of the term debt would remain current based upon the anticipated scheduled payments of $3,200 of restricted cash upon execution of the amendment agreement, an estimated $4,600 of an income tax refund expected to be received in the second quarter of 2002 and $3,000 of principal amortization paid in quarterly installments of $750 starting in the second quarter of 2002. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that amendment will be finalized shortly, if at all. If the Company is able to enter into the amendment to the Credit Agreement, it expects to file an amendment to the Form 10-K together with an unqualified audit opinion from its auditors, and a reclassification of certain of its bank debt from short-term liabilities to long-term liabilities in the amount of approximately $10,800.

The Company remains in default under the terms of its Credit Facility until execution of the amendment. Under the terms of the Credit Facility, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to execute an agreement with its primary bank with respect to the amendment and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.

In March and April 2002, in order to reduce debt and increase future profitability, the Company implemented a workforce reduction and identified additional cost reductions that provided for annualized savings of approximately $3,000 in overhead and operating expenses, and additional reductions in direct costs.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $0 in 2002 and $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates are fixed at 10%.

Property, plant & equipment expenditures were $485 and $404 for the three months ended March 31, 2002 and 2001, respectively. The Company's current plans for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and (iv) enhancements to existing information systems, and additional information systems.

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

Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----


Long-Term Debt                28,484   13,685    14,799       -            -
Capital Lease Obligations         79       79         -       -            -
Operating Leases              14,278    2,369     5,496   4,975        1,438
Option to purchase minority
  interest in joint venture    4,570        -     4,570       -            -
Total Contractual Cash
  Obligations              $  47,411  $16,133  $ 24,865  $4,975     $  1,438
                           =========  =======  ========  ======     ========



                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Lines of Credit                  9,183      9,183     -       -        -
                                ------     ------


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

Item 3- Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

The information contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 is hereby incorporated herein by reference.

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

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships.

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

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. Discovery in the case is now complete. On February 28, 2002, the court set a date for a Markman hearing in June 2002.

C.       Symbol Technologies, Inc. v. Metrologic.

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc. ("Symbol") in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement the Company has until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001 that have been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has not yet filed its answer to the complaint.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:


         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K on
                  April 25, 2002

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: May 20, 2002                        By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 20, 2002                     By:/s/Thomas E. Mills  IV
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