Form 10-K/A
period 2001-12-31
METROLOGIC INSTRUMENTS INC
filed 2002-05-28
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                  Amendment #2

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

As of May 28   , 2002 there were 5,465,605 shares of Common Stock outstanding.

                                     PART I

Item 1.  Business

Introduction

This second amendment on Form 10-K/A (the "2nd Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on April 16, 2002, as amended by Form 10-K/A on April 30, 2002 (filed to complete Part III), and is being filed to include in the Registrant's Annual Report on Form 10-K the opinion of the Registrant's independent auditors and to report certain updates to Item 3 of Part I, "Legal Proceedings" and changes to Item 7 of Part II, "Management's Discussion and Results of Operations." While the Company signed a definitive term sheet on May 15, 2002 with its lenders with respect to an amendment to the Company's Credit Facility, the Company has been unable to complete and execute such definitive amendment as of May 28, 2002. Because the amendment has not been executed, the Company remains in default under the terms of its Credit Facility. As a result the opinion of the Company's independent auditors for the Company's fiscal 2001 financial statements contains a going concern qualification.

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

Since January 2000, the Company has offered the Voyager(R) series of single-line hand-held bar code scanners. These scanners are equipped with the Company's patented automatic trigger technology; the MS9540 VoyagerCG(R) expanded on this technology with Metrologic's CodeGate data transmission. The combined technologies allow the Company to compete head-to-head in applications previously dominated by manually triggered scanners. These applications include retail point-of-sale, menu-scanning, document processing, library, pharmaceutical, pcb work-in-process, coupon processing and inventory.

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

In January 2001, the Company introduced the MS7220 ArgusScan(TM), fixed omnidirectional bar code scanner. For use in point-of-sale applications such as grocery, pharmacy and specialty applications such as libraries and document processing. The MS7220 ArgusScan's features include multiple mounting options, a hand-held scanner port and multiple interfaces.

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

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 133 issued U.S. patents, which expire between 2003 and 2017, and 27 foreign patents, which expire between 2005 and 2015. In addition, the Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), Bits 'n' Pieces(R), Codegate(R), Concert(R), Cubit(R), HandSet(R), HoloTrak(R), HoloSet(R), HoloTunnel(R), Mini-Slot(R), MetrOPOS(R), MetroSelect(R), MetroSet(R), Liberty(R), Orbit(R), OmniQuest(R), Penta(R), Pulsar(R), ScanGlove(R), ScanKey(R), ScanPal(R), ScanQuest(R), ScanSet(R), Tech 7(R), Tech 8(R), Tech 10(R), VarSide(R) and Voyager(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark and service mark applications including ArgusScan(TM), Horizon(TM), InVista(TM), iQ(TM), QTrace(TM), QTrak(TM), QTroller(TM), SensiTrak(TM), SimulTrak(TM), Stratos(TM), and VoyagerCG(R) for other marks it is using both in the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

The parties have been discussing further amendments to the Symbol Agreement which would cover current and future products of the Company and Symbol. During these discussions, the Company had elected to make certain royalty payments with respect to certain of its new products based on a provisional understanding between the parties; however, at this point the parties have not reached any agreement to further amend the Symbol Agreement. On May 3, 2002, the Company was served with a lawsuit that was filed on April
12, 2002 by Symbol Technologies, Inc. ("Symbol") in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001 that have been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, on May 28, 2002, the Company received a notice that Symbol had not yet received the payment and therefore was terminating the Agreement. As the Company had made its payment within the cure period, the Company believes any assertion of a material breach is incorrect. The Company has not yet filed its answer to the complaint. The Company also received a notification from Symbol that Symbol was electing additional licenses under the Agreement.

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

Item 2.  Properties

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company. Under a lease agreement entered into on April 1, 1994, the Company leased the building for a term of five years and has renewed the lease for an additional five-year term. The building is approximately 113,000 square feet and is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The total lease rate as of April 1, 2001 is approximately $76,500 per month and increases annually at a rate of 4.5%, excluding taxes and insurance. Under the terms of the proposed Amendment to the Credit Facility, no rental payments would be paid to Mr and Mrs. Knowles during the term of the Amendment.

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

C. Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc. ("Symbol") in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001 that have been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, on May 28, 2002, the Company received a notice that Symbol had not yet received the payment and therefore was terminating the Agreement. As the Company had made its payment within the cure period, the Company believes any assertion of a material breach is incorrect. The Company has not yet filed its answer to the complaint.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company as of May 28, 2002 are as follows:

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


On May 28, 2002 there were 150 shareholders of record of Common Stock.

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

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)

                                            Year Ended December 31,
                               1997      1998        1999       2000      2001
                               ----      ----        ----       ----      ----
Statement of Operations Data:

Sales                      $  53,495  $ 65,641   $  80,103  $  91,884 $ 113,688
Cost of sales                 33,240    39,698      46,710     55,394    83,527
                           ---------  --------   ---------  --------- ---------
Gross profit                  20,255    25,943      33,393     36,490    30,161
Selling, general and
 administrative expenses      12,087    15,537      21,331     26,314    32,554
Research and development
 expenses                      3,359     4,157       4,327      4,975     6,563
Severance costs                    -         -           -        160         -
                           ---------  --------   ---------  ---------  --------
Operating income (loss)        4,809     6,249       7,735      5,041    (8,956)

Other (expense) income,
 net                            (156)      456        (202)      (878)   (3,596)
                           ---------  --------   ---------  ---------  --------
Income (loss) before
 provision (benefit)
 for income taxes              4,653     6,705       7,533      4,163   (12,552)
Provision (benefit) for
 income taxes                  1,673     2,212       2,636      1,426    (4,775)
                           ---------  --------   ---------  --------- ---------
Net Income (loss)          $   2,980  $  4,493   $   4,897  $   2,737 $  (7,777)
                           =========  ========   =========  ========= =========
Basic earnings (loss) per
 share
   Weighted average shares
   outstanding used in
   computing basic EPS     5,330,596  5,391,797  5,412,564  5,438,553 5,457,806
                           =========  =========  =========  ========= =========
Basic earnings (loss)
 per share                 $    0.56  $    0.83  $    0.90  $    0.50 $   (1.42)
                           =========  =========  =========  ========= =========
Diluted earnings (loss)
 per share
   Weighted average shares
   outstanding used in
   computing diluted EPS   5,447,277  5,512,758  5,460,194  5,557,992 5,457,806
                           =========  =========  =========  ========= =========
Diluted earnings (loss)
 per share                 $   0.55   $    0.82  $    0.90  $    0.49 $   (1.42)
                           ========   =========  =========  ========= =========


                                           Year Ended December 31,
                               1997      1998        1999       2000      2001
                               ----      ----        ----       ----      ----

Balance Sheet Data:
Cash and cash equivalents  $ 13,096   $  10,684  $   6,970  $   2,332  $    557
Working capital            $ 18,599   $  21,496  $  23,659  $  41,572  $  2,355
Total assets               $ 38,458   $  46,296  $  56,673  $  81,823  $ 87,606
Long-term debt             $  1,496   $   2,608  $   3,414  $  25,334  $ 11,135
Other long-term
 obligations               $  1,329   $     676  $     588  $   1,094  $  1,508
Total liabilities          $ 13,557   $  16,295  $  22,129  $  46,060  $ 61,345
Common stock               $     54   $      54  $      54  $      54  $     55
Total shareholders'
 equity                    $ 24,901   $  30,001  $  34,544  $  35,763  $ 26,261

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

As previously reported in periodic reports filed with the Securities and Exchange Commission, the Company is in default under the terms of its Credit Facility. While the Company has executed a definitive term sheet with respect to an amendment to the Credit Facility, such amendment has not been finalized. As a result, the report of the Company's independent auditors for the Company's fiscal 2001 financial statements contains a going concern qualification. See "Liquidty and Capital Resources."

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

The Company's ability to enter into an amendment to its current credit agreement; the Company's ability to refinance its Credit Facility and term note on acceptable terms with new banks; the Company's ability to maintain the listing of its common stock on the Nasdaq Stock Market; the Company's ability to receive an unqualified audit opinion from its independent auditors; reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs and potential outcomes of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, the Company's ability to successfully negotiate and amend its licensing agreement with Symbol Technologies; the Company's ability to be successful in its litigation; the Company's ability to successfully defend against challenges to its patents; the ability of competitors to avoid infringement of the Company's patents; the ability of the Company to develop products which avoid infringement of third parties' patents; and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the price and payment schedule the Company is able to negotiate for the shares in its subsidiary, Metrologic Eria Iberica; the effects of and changes in trade, monetary and fiscal policies, laws; the ability of the Company to integrate AOA with other Company subsidiaries, and realize anticipated impact on results of operations; ; regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cost of sales increased 50.8% to $83,527 in 2001 from $55,394 in 2000, while costs of sales as a percentage of sales increased to 73.5% from 60.3%. In addition to the increased costs of sales associated with the acquisition of AOA, cost of sales for 2001 included $10,040 of special charges and other costs that are not expected to recur in subsequent years as follows: $4,500 of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3,500 of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1,000 of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1,000 of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Further, cost of sales as a percentage of sales during the year ended December 31, 2001 was negatively impacted by lower average unit selling prices due substantially to the increase in the value of the U.S. dollar relative to other foreign currencies as compared to the corresponding period in 2000.

Selling, general and administrative ("SG&A") expenses increased 23.7% to $32,554 in 2001 from $26,314 in 2000 and remained constant as a percentage of
sales at 28.6%.   The increase in SG&A expenses was due primarily to the
addition of AOA expenses, increased legal costs associated with defending the Company's patents and charges for uncollectible accounts receivable.

Research and development ("R&D") expenses increased 31.9% to $6,563 in 2001 from $4,975 in 2000, and increased as a percentage of sales to 5.8% from 5.4%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

Other income/expenses reflect net other expenses of $3,506 in 2001 compared to $878 in 2000. Net other expenses for 2001 reflect higher net interest due to the acquisition of AOA and associated debt.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased approximately 94.3% to $2,355 as of December 31, 2001 from $41,572 as of December 31, 2000. The Company's working capital was impacted due to the generation of cash from reducing accounts receivable and inventory levels and using those funds to pay down the Company's revolving credit facility and term note. In addition, the Company has reclassified its bank debt to current liabilities in connection with the Company's default on certain covenants contained within the credit facility.

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

On May 15, 2002, the Company reached an agreement in principle with its lenders and executed a term sheet as to the terms of an amendment to the Credit Facility, which management believes will allow for sufficient time for the Company to seek more competitive credit financing. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. The key terms of the amendment would include the waiver of all existing defaults and the withdrawal by the banks of a notice of default and an increase in the interest under the Credit Facility. Additionally the amended Credit Facility would expire on May 31, 2003. The Company has remaining term debt outstanding of $18,000 which is classified as short-term on its balance sheet dated December 31, 2001. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that amendment will be finalized shortly, if at all.

The Company remains in default under the terms of its Credit Facility until execution of the amendment. Under the terms of the Credit Facility, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable, and cease making additional funds available under the Credit Facility. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to execute an agreement with its primary bank with respect to the amendment and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.

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

Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----


Long-Term Debt*               29,165   18,092    11,073       -            -
Capital Lease Obligations        131      107        24       -            -
Operating Leases              14,278    2,369     5,496   4,975        1,438
Option to purchase minority
  interest in joint venture    4,570        -     4,570       -            -
Total Contractual Cash
  Obligations              $  48,144  $20,568  $ 21,163  $4,975     $  1,438
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

Consolidated Balance Sheets at December 31, 2001 and 2000              F-2

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2001, 2000 and 1999                   F-3

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 2001, 2000 and 1999       F-4

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2001, 2000 and 1999                   F-5

Notes to Consolidated Financial Statements                             F-6

Supplementary Data                                                     F-23

Financial statement schedules:
         Schedule II - Valuation and Qualifying Accounts is filed
         herewith. All other schedules are omitted because they are not applicable, not required, or because the required
         information is included in the consolidated financial
         statements or notes thereto.                                  F-25

                         Report of Independent Auditors

The Board of Directors and Shareholders
Metrologic Instruments, Inc.


We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company is in default of certain provisions of its credit facility with its banks. The Company has entered into a term sheet with its banks that provides, among other considerations, for a waiver of such events of defaults upon the signing of the definitive amendment to the credit facility; however, the definitive amendment has not been executed as of May 28, 2002.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.
The 2001 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                    /s/Ernst & Young LLP

Philadelphia, Pennsylvania
May 28, 2002

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
                                                     ========    ========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Operations
            (amounts in thousands except share and per share data)

                                             Year ended December 31,
                                        2001          2000          1999
                                        ----          ----          ----

Sales                               $ 113,688     $  91,884     $  80,103
Cost of sales                          83,527        55,394        46,710
                                    ---------     ---------     ---------
Gross profit                           30,161        36,490        33,393

Selling, general and
  administrative expenses              32,554        26,314        21,331
Research and development expenses       6,563         4,975         4,327
Severance costs                             -           160             -
                                    ---------     ---------     ---------
Operating (loss) income                (8,956)        5,041         7,735

Other income (expenses)
   Interest income                        174           257           402
   Interest expense                    (4,064)       (1,482)         (262)
   Foreign currency transaction
     gain (loss)                          432           530          (342)
   Other, net                            (138)         (183)            -
                                    ---------     ---------     ---------
   Total other expenses                (3,596)         (878)         (202)
                                    ---------     ---------     ---------
(Loss) income before provision for
  income taxes                        (12,552)        4,163         7,533

(Benefit) provision for income
  taxes                                (4,775)        1,426         2,636
                                    ---------     ---------     ---------
Net (loss) income                   $  (7,777)    $   2,737     $   4,897
                                    =========     =========     =========
Basic (loss) earnings per share

   Weighted average shares
   outstanding                      5,457,806     5,438,553      5,412,564
                                    =========     =========      =========
   Basic (loss) earnings per
     share                              (1.42)         0.50           0.90
                                    =========     =========      =========
Diluted (loss) earnings per share

   Weighted average shares
     outstanding                    5,457,806     5,438,553      5,412,564
   Net effect of dilutive
     securities                             -       119,439         47,630
                                    ---------     ---------      ---------
   Total shares outstanding
     used in computing diluted
     earnings per share             5,457,806     5,557,992      5,460,194
                                    =========     =========      =========
   Diluted (loss) earnings per
     share                              (1.42)         0.49           0.90
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
                        ======  =========   ========   =========   =========
See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                             Year ended December 31,
                                        2001          2000          1999
                                        ----          ----          ----

Operating activities
Net (loss) income                   $  (7,777)    $    2,737     $  4,897
Adjustments to reconcile net
  (loss) income to net cash
  provided by (used in)
  operating activities:
    Depreciation                        3,019         1,957         1,309
    Amortization                        2,044           594           431
    Deferred income taxes              (4,572)         (507)          343
    Loss on disposal of property          143           112             -
    Changes in operating assets
        and liabilities:
      Accounts receivable              10,089        (4,187)       (7,815)
      Inventory                        12,024       (11,628)       (4,494)
      Other current assets              1,844        (2,816)         (120)
      Other assets                         86           217          (157)
      Accounts payable                    604        (3,457)         (414)
      Accrued expenses                 (2,176)          615         3,029
      Accrued legal settlement              -             -          (688)
      Other liabilities                    29            43             -
                                    ---------     ---------     ---------
Net cash provided by (used in)
  operating activities                 15,357       (16,320)       (3,679)

Investing activities
Purchase of property, plant
  and equipment                     $  (2,208)    $   (3,479)    $ (3,886)
Patents and trademarks                 (1,317)         (750)         (884)
Increase in restricted cash            (3,200)            -             -
Cash paid for purchase of business,
  net of cash acquired                (10,393)       (3,677)            -
Other intangibles                        (253)         (284)            -
                                    ---------     ---------      --------
Net cash used in investing
  activities                          (17,371)       (8,190)       (4,770)

Financing activities
Proceeds from exercise of
  stock options and employee
  stock purchase plan               $      73     $     479      $    150
Principal payments on
  notes payable                       (12,649)       (1,287)         (860)
Proceeds from issuance of
  notes payable                         9,239         7,002         2,458
Net proceeds from line
  of credit                             4,743        14,811         3,050
Capital lease payments                    (80)         (106)         (115)
                                    ---------     ---------      --------
Net cash provied by
  investing activities                  1,326        20,879         4,683

Effect of exchange rates on cash       (1,087)       (1,027)           52
                                    ---------     ---------      --------

Net decrease in cash and
  cash equivalents                     (1,775)       (4,638)       (3,714)
Cash and cash equivalents
  at beginning of year                  2,332         6,970        10,684
                                    ---------     ---------      --------
Cash and cash equivalents
  at end of year                    $     557     $   2,332      $  6,970
                                    =========     =========      ========
Supplemental Disclosure
Cash paid for interest                  3,913         1,448           273
                                    =========     =========      ========
Cash paid for income taxes                112         1,243         1,875
                                    =========     =========      ========
Tax benefit from exercise
  of stock options                  $       -     $     120      $      -
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

Going Concern

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

The Company is currently in default of certain provisions contained in the Credit Facility. As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank have been in discussions with respect to modifying the Credit Facility.

On May 15, 2002, the Company reached an agreement in principle with its lenders and executed a term sheet as to the terms of an amendment to the Credit Facility, which management believes will allow for sufficient time for the Company to seek more competitive credit financing. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. The key terms of the amendment would include the waiver of all existing defaults and the withdrawal by the banks of a notice of default and an increase in the interest rate under the Credit Facility. Additionally the amended Credit Facility would expire on May 31, 2003. The Company has remaining term debt outstanding of $18,000 which is classified as short-term on its balance sheet dated December 31, 2001. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that amendment will be finalized shortly, if at all.

The Company remains in default under the terms of its Credit Facility until execution of the amendment. Under the terms of the Credit Facility, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable, and cease making additional funds available under the Credit Facility. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to execute an agreement with its primary bank with respect to the amendment and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because the Company is in default of its Credit Facility with its banks, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The independent auditor's report included in this amendment to the Company's
Form 10-K/A has been modified to include an explanatory paragraph regarding these matters. Although the Company has entered into a term sheet which provides for the waiver of the events of default, the retraction of the letters of default, and sufficient time for the Company to obtain alternative financing, the definitive amendment to the Credit facility has not been executed as of the filing date of this amendment to the Company's Form 10-K/A for the year ended December 31, 2001.

While the Company believes that the amendment to the Credit Facility will be executed imminently, the Company has decided to file this amendment to its Form 10-K on May 28, 2002 to comply with NASDAQ listing requirements. Management believes these actions and plans and the amendment to the Credit Facility are sufficient to provide the Company with the ability to continue as a going concern. When such amendment is executed and the Company is able to obtain an unqualified audit report from its independent auditors, the Company will file another amendment to its Form 10-K for the year ended December 31, 2001. Further, the portion of the debt that is anticipated to mature after December 31, 2002 will be reclassified as long-term on the December 31, 2001 balance sheet upon the signing of the amendment.

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
                                                       ======     ======


Machinery and equipment included $487 under capital leases as of December 31, 2001 and 2000. Accumulated depreciation on these assets was $351 and $292 as of December 31, 2001 and 2000, respectively.





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

As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, and as updated in Note 1, the Company and its primary bank have been in discussions with respect to modifying the Credit Facility.

On May 15, 2002, the Company reached an agreement in principle with its lenders and executed a term sheet as to the terms of an amendment to the Credit Facility, which management believes will allow for sufficient time for the Company to seek more competitive credit financing. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. The key terms of the amendment would include the waiver of all existing defaults and the withdrawal by the banks of a notice of default and an increase in the interest rate under the Credit Facility. Additionally the amended Credit Facility would expire on May 31, 2003. The Company has remaining term debt outstanding of $18,000 which is classified as short-term on its balance sheet dated December 31, 2001. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that amendment will be finalized shortly, if at all.

The Company remains in default under the terms of its Credit Facility until execution of the amendment. Under the terms of the Credit Facility, the Company's current lenders have the authority to declare all of the debt under the Credit Facility to be immediately due and payable, and cease making additional funds available under the Credit Facility. Currently, the Company has insufficient liquid assets to satisfy the full amount of the debt under the Credit Facility. If the Company is unable to execute an agreement with its primary bank with respect to the amendment and its current lenders decide to declare the debt immediately due and payable, the Company would be forced to sell Company assets in order to generate sufficient cash to repay the debt. While management currently believes that any sale of Company assets would generate sufficient cash to repay the debt, there can be no assurance that such sales could be made in a timely manner or that such sales would generate adequate amounts of cash to repay the Company's debt. If the Company is not able to generate sufficient cash to repay the debt, the banks could take possession of the collateral pledged as security for the debt under the Credit Facility and otherwise exercise the remedies available to them under the Credit Facility.

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
                                                     ======      ======

(a) Under the terms of the Credit Facility, the Company secured a $20,000 term loan. A binding term sheet for an amendment to the Credit Facility in May 2002 calls for remaining maturities of $10,800 in 2002 and $7,200 in 2003. Interest is payable quarterly and bears interest at a variable euro rate (3.35% at December 31, 2001) plus 3.75% and at prime rate 4.75%) plus 2.25%.
         As of December 31, 2001, the entire amount has been classified as current due to the existence of events of default that have not been cured subsequent to year end, and in April 2002 pursuant to the Credit Facility, the Primary Bank increased the interest rate of this term note by 2% per annum.

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

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2001 are:


                               2002             $       18,163
                               2003                      9,097
                               2004                      1,035
                               2005                      1,003
                                                         -----
                                                 $      29,298
                                                        ======
7.       Income Taxes

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

The Company has federal net operating loss carryforwards of $15,800, of which $15,300 will be carried back to years 1996-2000. The federal net operating loss carryforwards expire beginning in 2021. The Company has state net operating loss carryforwards of $9,198 and they generally begin to expire beginning in 2008.

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

Cross-Licensing Agreement and Settlement of Patent Litigation
In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Agreement, the Company paid Symbol an advance license fee of $1,000 in December 1996 and another $1,000 in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty expense under the Symbol Agreement amounted to $4,032, $3,761, and $3,343, in 2001, 2000, and 1999, respectively.

The parties have been discussing further amendments to the Symbol Agreement which would cover current and future products of the Company and Symbol. During these discussions, the Company had elected to make certain royalty payments with respect to certain of its new products based on a provisional understanding between the parties, however, at this point the parties have not reached any agreement to further amend the Agreement. On May 3, 2002, the Company was served with a lawsuit that was filed on April
12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the Agreement. The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001 that have been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, on May 28, 2002, the Company received a notice that Symbol had not yet received the payment and therefore was terminating the Agreement. As the Company had made its payment within the cure period, the Company believes any assertion of a material breach is incorrect. The Company has not yet filed its answer to the complaint. The Company also received a notification from Symbol that Symbol was electing additional licenses under the Agreement.

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

C. Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc. ("Symbol") in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001 that have been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, on May 28, 2002, the Company received a notice that Symbol had not yet received the payment and therefore was terminating the Agreement. As the Company had made its payment within the cure period, the Company believes any assertion of a material breach is incorrect. The Company has not yet filed its answer to the complaint.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position or results of operations.

10.    Retirement Plans

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

A summary of the Company's stock option activity, and related information for the years ended December 31, 1999, 2000, and 2001 follows (in thousands except for share information):

                                              Options      Weighted-Average
                                                            Exercise Price

          Outstanding - January 1, 1999       752           $      12.36
          Granted                             287                  10.31
          Exercised                            (3)                 11.66
          Canceled                           (100)                 11.81

          Outstanding - December 31, 1999     936           $      11.79
          Granted                              65                  12.50
          Exercised                           (27)                 11.77
          Canceled                           (155)                 11.91

          Outstanding - December 31, 2000     819           $      11.83
          Granted                             181                   8.46
          Exercised                             -                      -
          Canceled                           (116)                 11.34
                                             -----                 -----
          Exercisable at December 31, 2001    884           $      11.20
                                           =======                =====
           Weighted-average fair value of
           options granted during 2001      $7.32
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

             (amounts in thousands except share and per share data)

                                                          Pro Forma
                                                         Year Ended
                                                        December 31,
                                                 2001                2000
                                                ----                ----

       Sales                                  $  114,147      $   113,395
       Operating (loss) income                    (8,943)           6,413
       Net (loss) income                          (7,748)           1,690

       (Loss) earnings per share
            Basic                                  (1.42)            0.31
            Diluted                                (1.42)            0.30

       Weighted average number of shares
         outstanding
            Basic                              5,457,806        5,438,553
            Diluted                            5,457,806        5,557,992

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

Quarterly Consolidated Operating Results (Unaudited)
(in thousands except share and per share data)

                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2001       2001        2001        2001
                                 ---------  ---------   ---------   ---------
Sales                            $  29,784  $  28,057   $  26,809   $  29,038
Cost of sales                       28,727     18,288      18,089      18,423
                                 ---------  ---------   ---------   ---------
Gross profit                         1,057      9,769       8,720      10,615

Selling, general and
  administrative expenses            7,873      8,617       7,806       8,258
Research and development
  expenses                           1,790      1,481       1,612       1,680
                                 ---------  ---------   ---------   ---------
Operating (loss) income             (8,606)      (329)       (698)        677

Other (expenses) income
   Interest income                     121         16          10          27
   Interest expense                 (1,211)    (1,021)       (953)       (879)
   Foreign currency
     transaction
     (loss) gain                       (77)       (84)        337         256
   Other, net                          (40)       (39)        (58)         (1)
                                 ---------  ---------   ---------   ---------
   Total other expenses             (1,207)    (1,128)       (664)       (597)
                                 ---------  ---------   ---------   ---------
(Loss) income before
  provision for
  income taxes                      (9,813)    (1,457)     (1,362)         80

(Benefit) provision for
  income taxes                      (3,740)      (550)       (517)         32
                                 ---------  ---------   ---------   ---------
Net (loss) income                $  (6,073) $    (907)  $    (845)  $      48
                                 =========  =========   =========   =========
Basic (loss) earnings
  per share

   Weighted average
   shares outstanding            5,453,678  5,456,365    5,458,368  5,462,814
                                 =========  =========    =========  =========
   Basic (loss) earnings
     per share                   $   (1.11) $   (0.17)   $   (0.15) $    0.01
                                 =========  =========    =========  =========
Diluted (loss) earnings
  per share

   Weighted average
     shares outstanding          5,453,678  5,456,365    5,458,368  5,462,814
   Net effect of dilutive
     securities                          -          -            -          -
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share          5,453,678  5,456,365    5,458,368  5,462,814
                                 =========  =========    =========  =========
   Diluted (loss) earnings per
     share                       $   (1.11) $   (0.17)   $   (0.15) $    0.01
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
                                 =========  =========    =========  =========

 Schedule II - Valuation and Qualifying Accounts

                             Years ended December 31, 2001, 2000, and 1999

                                  (All dollar amounts in thousands)

                                       2001   2000   1999

Allowance for possible losses on
 accounts and
 notes receivable:
  Balance at beginning of year     $   655 $  350  $   389
  Additions charged to expense       1,042    322      203
  Write-offs                        (1,275)   (17)    (242)

Balance at end of year             $   422 $  655  $   350

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                        SECURITY OWNERSHIP OF MANAGEMENT
                           AND PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 24, 2002 by: (i) each person known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock; (ii) each of the Company's directors;
(iii) each nominee for election as a director; (iv) each executive officer of the Company named in the Summary Compensation Table above; and (v) all executive officers and directors of the Company as a group.


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

         Janet H. Knowles, a director and officer of the Company, borrowed $75,000 from the Company under a promissory note to be repaid on or about August 31, 2002 due to collateral being held by the banks guarantors for the Credit Agreement.

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

                                          Dated:  May 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles        Chairman of the Board, President     May 28, 2002
     C. Harry Knowles       and Chief Executive Officer
                            (Principal Executive Officer)

/s/ Thomas E. Mills IV      Director, President,                 May 28, 2002
     Thomas E. Mills IV     Chief Operating Officer, Chief Financial
                            Officer and Vice President Finance
                            (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ Richard Close           Director                             May 28, 2002
     Richard Close


/s/ Janet H. Knowles        Director, Vice President,            May 28, 2002
     Janet H. Knowles       Administration, Secretary
                            and Treasurer

/s/ John H. Mathias         Director                             May 28, 2002
     John H. Mathias


/s/ Stanton L. Meltzer      Director                             May 28, 2002
     Stanton L. Meltzer


/s/ William Rulon-Miller    Director                             May 28, 2002
     William Rulon-Miller

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

23.1     Consent of Ernst & Young LLP

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

EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89376) pertaining to the Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement (Form S-8 No. 33-86670) pertaining to the Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated May 28, 2002, with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in this Annual Report (Form 10-K/A, Amendment No. 2) for the year ended December 31, 2001.

                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 28, 2002