Form 10-Q/A
period 2002-03-31
METROLOGIC INSTRUMENTS INC
filed 2002-05-29
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 28, 2002 there were 5,465,605 shares of Common Stock, $.01 par value per share, outstanding.

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

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       March 31,  December 31,
Assets                                                   2002         2001
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $      -     $    557
        Restricted cash                                   3,200        3,200
        Accounts receivable, net of allowance            19,139       20,401
        Income tax receivable                             4,600        4,600
        Inventory                                        18,566       18,385
        Deferred income taxes                             1,396        1,535
        Other current assets                              5,294        2,379
                                                       --------     --------
     Total current assets                                52,195       51,057

     Property,  plant and equipment, net                 13,525       13,776
     Patents and trademarks,  net of amortization         4,198        4,062
     Holographic technology,  net of amortization           455          484
     Advance license fee, net of amortization             1,382        1,412
     Goodwill, net of amortization                       14,510       15,249
     Deferred income taxes                                1,964          701
     Other assets                                           870          865
                                                       --------     --------
     Total assets                                      $ 89,099     $ 87,606
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  9,183     $ 11,433
        Current portion of notes payable                 20,135       18,163
        Accounts payable                                  8,582        6,930
        Accrued expenses                                 15,061       12,176
                                                       --------     --------
     Total current liabilities                           52,961       48,702

     Notes payable,  net of current portion               8,349       11,135
     Deferred income taxes                                1,019          951
     Other liabilities                                      543          557

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized;  5,465,605 and 5,463,382 shares
            issued and outstanding in 2002 and 2001,
            respectively                                     55           55
        Additional paid-in capital                       17,651       17,634
        Retained earnings                                12,947       12,926
        Accumulated other comprehensive loss             (4,426)      (4,354)
                                                       --------     --------
        Total shareholders' equity                       26,227       26,261
                                                       --------     --------
     Total liabilities and shareholders' equity        $ 89,099     $ 87,606
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

In connection with the Company's reaching an agreement in principle to amend its Credit Facility, the Company filed an amendment to its Form 10-K for the year ended December 31, 2001 with an audit report from our independent auditors. Additionally, our auditors were able to complete their timely SAS71 review procedures with respect to the quarter ended March 31, 2002. Accordingly, the Company is filing this amendment to its Form 10-Q for the quarter ended
March 31, 2002. As more fully described in Note 9, the Company has remaining term debt outstanding of $17,250 which is classified as short-term on its balance sheet at March 31, 2002. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that the amendment will be finalized shortly, if at all. Therefore, the Company remains in default under the terms of its Credit Facility until execution of the amendment.

If the Company is able to enter into the amendment to the Credit Facility, it expects to file another amendment to the Form 10-Q for the quarter ended
March 31, 2002, and to reclassify certain of its bank debt from short-term liabilities to long-term liabilities in the amount of approximately $6,450.


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


9.  Credit Facility

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 Credit Facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan. As of March 31, 2002, the balance outstanding was $17,250. A proposed amendment to the Credit Facility in May 2002 calls for remaining maturities of $10,050 in 2002 and $7,200 in 2003. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, which was originally scheduled to expire in January 2006. Based on the proposed amendment to the Credit Facility in May 2002, the revolving credit line will now expire in May 2003. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. The Company has granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. As of March 31, 2002, the balance outstanding was $9,183. Under the Credit Facility, interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company is subject to affirmative and negative covenants.

As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank have been in discussions with respect to modifying the Credit Facility.

On May 15, 2002, the Company reached an agreement in principle with its lenders and executed a term sheet as to the terms of an amendment to the Credit Facility, which management believes will allow for sufficient time for the Company to seek more competitive credit financing. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. The key terms of the amendment would include the waiver of all existing defaults and the withdrawal by the banks of a notice of default and an increase in the interest rate under the Credit Facility. Additionally the amended Credit Facility would expire on May 31, 2003. The Company has remaining term debt outstanding of $17,250 which is classified as short-term on its balance sheet dated March 31, 2002. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that amendment will be finalized shortly, if at all.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 2001. The Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 are unaudited.

In connection with the Company's reaching an agreement in principle to amend its Credit Facility, the Company filed an amendment to its Form 10-K for the year ended December 31, 2001 with an audit report from our independent auditors. Additionally, our auditors were able to complete their timely SAS71 review procedures with respect to the quarter ended March 31, 2002. Accordingly, the Company is filing this amendment to its Form 10-Q for the quarter ended
March 31, 2002. As more fully described in Note 9, the Company has remaining term debt outstanding of $17,250 which is classified as short-term on its balance sheet at March 31, 2002. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that the amendment will be finalized shortly, if at all. Therefore, the Company remains in default under the terms of its Credit Facility until execution of the amendment.

If the Company is able to enter into the amendment to the Credit Facility, it expects to file another amendment to the Form 10-Q for the quarter ended
March 31, 2002, and to reclassify certain of its bank debt from short-term liabilities to long-term liabilities in the amount of approximately $6,450.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased to ($766) as of March 31, 2002 from $2,355 as of December 31, 2001.

The Company's operating activities provided net cash of $2,384 and $6,773 for the three months ended March 31, 2002 and 2001, respectively. Net cash provided in operating activities for the three months ended March 31, 2002 resulted primarily from reductions in accounts receivable and increases in accounts payable and accrued expenses.

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 Credit Facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan. As of March 31, 2002, the balance outstanding was $17,250. A proposed amendment to the Credit Facility in May 2002 calls for remaining maturities of $10,050 in 2002 and $7,200 in 2003. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, which was originally scheduled to expire in January 2006. Based on the proposed amendment to the Credit Facility in May 2002, the revolving credit line will now expire in May 2003. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. The Company has granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. As of March 31, 2002, the balance outstanding was $9,183. Under the Credit Facility, interest rates are based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company is subject to affirmative and negative covenants.

As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank have been in discussions with respect to modifying the Credit Facility.

On May 15, 2002, the Company reached an agreement in principle with its lenders and executed a term sheet as to the terms of an amendment to the Credit Facility, which management believes will allow for sufficient time for the Company to seek more competitive credit financing. The Company and the lenders are currently negotiating the final terms and conditions of the definitive agreements to document the amendment, and expect to sign an amendment shortly. The key terms of the amendment would include the waiver of all existing defaults and the withdrawal by the banks of a notice of default and an increase in the interest rate under the Credit Facility. Additionally the amended Credit Facility would expire on May 31, 2003. The Company has remaining term debt outstanding of $17,250 which is classified as short-term on its balance sheet dated March 31, 2002. While management currently believes that it will be successful in finalizing the amendment, there can be no assurance that amendment will be finalized shortly, if at all.

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

Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----


Long-Term Debt                28,405   20,056     8,349       -            -
Capital Lease Obligations         79       79         -       -            -
Operating Leases              14,278    2,369     5,496   4,975        1,438
Option to purchase minority
  interest in joint venture    4,570        -     4,570       -            -
Total Contractual Cash
  Obligations              $  47,332  $22,504  $ 18,415  $4,975     $  1,438
                           =========  =======  ========  ======     ========



                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Lines of Credit                  9,183      9,183     -       -        -
                                ------     ------


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

Item 3- Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

The information contained in Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 is hereby incorporated herein by reference.

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



Date: May 28, 2002                        By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 28, 2002                     By:/s/Thomas E. Mills  IV
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