Form 10-K/A
period 2001-12-31
METROLOGIC INSTRUMENTS INC
filed 2002-07-25
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                  Amendment #3

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2002 was $13,080,000 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of July 12, 2002 there were 5,465,605 shares of Common Stock outstanding.

                                     PART I
Item 1.  Business

Introduction

This third amendment on Form 10-K/A (the "3rd Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on April 16, 2002, as amended by Form 10-K/A on April 30, 2002, and further amended by Form 10-K/A on May 28, 2002 and is being filed to include in the Registrant's Annual Report on Form 10-K an updated unqualified report of the Registrant's independent auditors, updates to certain information contained in the financial statements and supplementary data included under Item 8, and to report certain updates to Item 3 of Part I, "Legal Proceedings" and changes to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the section of the report entitled "Executive Officers of the Registrant" and updates to information contained in Part III.

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

Metrologic employs approximately 891 people worldwide (following a recent reduction in workforce) and sells its products in more than 100 countries through Metrologic's sales, service and distribution offices located in North and South America, Europe and Asia. The Company's principal subsidiaries include: AOA; Metrologic Instruments GmbH; Metrologic Asia (Pte) Ltd.; Metrologic do Brasil Ltda (51% joint venture); Metro (Suzhou) Technologies Co., Ltd.; Metrologic Eria Iberica, SL (51% joint venture); Metrologic Italia S.r.l.; Metrologic Eria France SA (51% joint venture); Metrologic Instruments UK Limited; and Metrologic Japan Co., Ltd.

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

New Product Development efforts for the year 2001 were focused in the following areas: product introductions including the MS5145 Eclipse, MS7220 ArgusScan, MS6520 Cubit enhancements, USB interface converter, QTrace(R) parcel dimensioner, QTroller(R) industrial command center and iQ180 3D image acquisition system; Metrologic's point-of-sale bar code scanners' support of Checkpoint's(R) Electronic Article Surveillance system.

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

Patent, Copyright and Trademark Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 148 issued U.S. patents, which expire between 2003 and 2017, and 33 foreign patents, which expire between 2005 and 2015. In addition, the Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), ArgusScan(R), Bits 'n' Pieces(R), Codegate(R), Concert(R), Cubit(R), HandSet(R), HoloTrak(R), HoloSet(R), HoloTunnel(R), Mini-Slot(R), MetrOPOS(R), MetroSelect(R), MetroSet(R), Liberty(R), Orbit(R), OmniQuest(R), Penta(R), Pulsar(R), QTrace(R), QTrak(R), QTroller(R), ScanGlove(R), ScanKey(R), ScanPal(R), ScanQuest(R), ScanSet(R), Tech 7(R), Tech 8(R), Tech 10(R), VarSide(R), Voyager(R) and VoyagerCG(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark and service mark applications including Codesense(TM), Horizon(TM), InVista(TM), iQ(TM), SensiTrak(TM), SimulTrak(TM), and Stratos(TM), and for other marks it is using both in the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

The parties have been discussing further amendments to the Symbol Agreement which would cover current and future products of the Company and Symbol. During these discussions, the Company had elected to make certain royalty payments with respect to certain of its new products based on a provisional understanding between the parties; however, at this point the parties have not reached any agreement to further amend the Symbol Agreement. On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001, that had been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, despite Symbol's receipt and acceptance of the payment, on May 28, 2002, the Company received a notice that Symbol was terminating the Agreement for material breach due to non-payment of royalties.

As the Company made its royalty payments within the cure periods, the Company believes any assertion of a material breach is incorrect. The Company also received a notification from Symbol that Symbol was electing additional licenses under the Agreement.

On May 30, 2002, the Company was served with an amended complaint in this action. The amended complaint restates the earlier claims for declaratory judgement that the Company is in breach of the Agreement and that Symbol is not in breach. The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. The amended complaint also includes new claims of patent infringement from the date of the alleged breach against both the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend its rights.

The Company has filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. The Company has not yet filed its answer to the complaint.

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

Currently, the Company relies on a limited number of suppliers for several components used in the manufacture of its products. The Company does not believe that the loss of any one supplier would have a long-term adverse effect on its business, although set-up costs and delays would likely result if the Company were required to change any single supplier without adequate prior notice.

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

Employees

As of July 1, 2002, the Company had approximately 891 full-time employees worldwide. None of the Company's employees are represented by a labor union. Management believes that its relationships with its employees are good.

Item 2.  Properties

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary and Treasurer of the Company. Under a lease agreement entered into on April 1, 1994, the Company leased the building for a term of five years and has renewed the lease for an additional five-year term. The building is approximately 113,000 square feet and is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The total lease rate as of April 1, 2001 is approximately $76,500 per month and increases annually at a rate of 4.5%, excluding taxes and insurance. Under the terms of the Amended Credit Agreement (see "Liquidity and Capital Resources" below) with its banks, no rental payments can be paid to Mr. and Mrs. Knowles during the term of the Amended Credit Agreement.

The Company's subsidiaries each lease office space from third parties. Future minimum lease payments required under lease agreements as of December
31, 2001 are $2,369,000 in 2002, $2,037,000 in 2003, $1,846,000 in 2004,
$1,613,000 in 2005, $1,437,000 in 2006 and $4,976,000 thereafter.

Item 3.  Legal Proceedings

The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint, which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches. The motion was granted by the Court on July 14, 2000. On September 1, 2000 the United States Court of Appeals for the Federal Circuit (the "CAFC") agreed to hear the appeal. Oral argument on this issue was heard by the CAFC on October 4, 2001. On January 24, 2002, the CAFC reversed the decision by the lower court and confirmed the continued existence of the prosecution laches defense. In response, the Lemelson Partnership filed a Petition for Rehearing En Banc with the CAFC on February 6, 2002, and the Auto ID companies filed a response to the petition on February 22, 2002. The Petition was denied by the CAFC on March 20, 2002. In June 2002, the Lemelson Partnership filed an appeal with the United States Supreme Court requesting a reversal of the CAFC's decision.

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

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. The case is now in the final stages of discovery. On February 28, 2002, the court set a date for a Markman hearing in June 2002. On June 18, 2002, the hearing was postponed until August 2002.

C. Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001, that had been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, despite Symbol's receipt and acceptance of the payment, on May 28, 2002, the Company received a notice that Symbol was terminating the Agreement for material breach due to non-payment of royalties.

As the Company made its royalty payments within the cure periods, the Company believes any assertion of a material breach is incorrect. The Company also received a notification from Symbol that Symbol was electing additional licenses under the Agreement.

On May 30, 2002, the Company was served with an amended Complaint in this action. The amended Complaint restates the earlier claims for declaratory judgement that the Company is in breach of the Agreement and that Symbol is not in breach. The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. The amended Complaint also includes new claims of patent infringement from the date of the alleged breach against both the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend its rights.

The Company has filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. The Company has not yet filed its answer to the Complaint.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company as of July 1, 2002 are as follows:

Name                Age   Position
----------------    ---   -------------------------------------------------
C. Harry Knowles*   73    Chairman of the Board and Chief Executive Officer
Janet H. Knowles*   60    Director, Vice President, Administration,  Secretary
                           and Treasurer
Thomas E. Mills IV  42    Director, President, and Chief Operating Officer
Kevin J. Bratton    53    Chief Financial Officer
Dale M. Fischer     61    Vice President, International Sales
Benny A. Noens      54    Vice President, European Sales, and Managing
                           Director, Metrologic Instruments GmbH
John L. Patton      56    Director, Human Resources
Joseph Sawitsky     39    Vice President, Manufacturing
Mark C. Schmidt     32    Vice President, Marketing
Nancy A. Smith      35    Vice President, General Counsel
Jeffrey Yorsz       45    Vice President, Industrial Systems
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

Thomas E. Mills IV, became President of the Company on February 9, 2000, a director of the Company effective March 25, 1999, and has served as the Company's Executive Vice President and Chief Operating Officer since April 1999, as the Company's Vice President, Finance from June 1995 until July 1, 2002 and as Chief Financial Officer from May 1994 until July 1, 2002. Mr. Mills was employed by Ferranti International, Inc. from 1986 to April 1994 in various positions, most recently as Senior Vice President, U.S. Operations.

Kevin J. Bratton began serving as the Company's Chief Financial Officer on July 1, 2002. Mr. Bratton was employed as the Chief Financial Officer of The JPM Company, a publicly traded company that manufactures wire and cable assemblies at various locations throughout the world, from June 2000 through June 2002. The JPM Company filed a Chapter 11 petition in the United States Bankruptcy Court for the District of Delaware on March 1, 2002. From July 1999 to May 2000, Mr. Bratton was the Director of External Reporting at The JPM Company. Prior to joining JPM, Mr. Bratton was a Vice President and Treasurer of IGI,Inc., a manufacturer of poultry biologics and veterinary pharmaceuticals.

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


On June 28, 2002 there were 142 shareholders of record of Common Stock.

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


EQUITY COMPENSATION PLAN INFORMATION


Plan category          Number of       Weighted-average      Number of
                       securities to   exercise price of     securities
                       be issued       outstanding options,  remaining
                       upon exercise   warrants and rights   available for
                       of outstanding                        future issuance
                       options,                              under equity
                       warrants and                          compensation plans
                       rights                                (excluding
                                                             securities
                                                             reflected in
                                                             column (a))
Equity compensation
plans approved by
security holders          1,600,000           $7.32            538,000

Equity compensation
plans not approved
by security holders               -               -                  -

Total                     1,600,000           $7.32            538,000

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)

                                            Year Ended December 31,
                               1997      1998        1999       2000      2001
                               ----      ----        ----       ----      ----
Statement of Operations Data:

Sales                      $  53,495  $ 65,641   $  80,103  $  91,884 $ 113,688
Cost of sales                 33,240    39,698      46,710     55,394    83,527
                           ---------  --------   ---------  --------- ---------
Gross profit                  20,255    25,943      33,393     36,490    30,161
Selling, general and
 administrative expenses      12,087    15,537      21,331     26,314    32,554
Research and development
 expenses                      3,359     4,157       4,327      4,975     6,563
Severance costs                    -         -           -        160         -
                           ---------  --------   ---------  ---------  --------
Operating income (loss)        4,809     6,249       7,735      5,041    (8,956)

Other (expense) income,
 net                            (156)      456        (202)      (878)   (3,596)
                           ---------  --------   ---------  ---------  --------
Income (loss) before
 provision (benefit)
 for income taxes              4,653     6,705       7,533      4,163   (12,552)
Provision (benefit) for
 income taxes                  1,673     2,212       2,636      1,426    (4,775)
                           ---------  --------   ---------  --------- ---------
Net Income (loss)          $   2,980  $  4,493   $   4,897  $   2,737 $  (7,777)
                           =========  ========   =========  ========= =========
Basic earnings (loss) per
 share
   Weighted average shares
   outstanding used in
   computing basic EPS     5,330,596  5,391,797  5,412,564  5,438,553 5,457,806
                           =========  =========  =========  ========= =========
Basic earnings (loss)
 per share                 $    0.56  $    0.83  $    0.90  $    0.50 $   (1.42)
                           =========  =========  =========  ========= =========
Diluted earnings (loss)
 per share
   Weighted average shares
   outstanding used in
   computing diluted EPS   5,447,277  5,512,758  5,460,194  5,557,992 5,457,806
                           =========  =========  =========  ========= =========
Diluted earnings (loss)
 per share                 $   0.55   $    0.82  $    0.90  $    0.49 $   (1.42)
                           ========   =========  =========  ========= =========


                                           Year Ended December 31,
                               1997      1998        1999       2000      2001
                               ----      ----        ----       ----      ----

Balance Sheet Data:
Cash and cash equivalents  $ 13,096   $  10,684  $   6,970  $   2,332  $    557
Working capital            $ 18,599   $  21,496  $  23,659  $  41,572  $ 18,685
Total assets               $ 38,458   $  46,296  $  56,673  $  81,823  $ 87,606
Long-term debt             $  1,496   $   2,608  $   3,414  $  25,334  $ 27,465
Other long-term
 obligations               $  1,329   $     676  $     588  $   1,094  $  1,508
Total liabilities          $ 13,557   $  16,295  $  22,129  $  46,060  $ 61,345
Common stock               $     54   $      54  $      54  $      54  $     55
Total shareholders'
 equity                    $ 24,901   $  30,001  $  34,544  $  35,763  $ 26,261

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

The Company's ability to comply with the terms of the Amended Credit Facility so that it is able to borrow funds in accordance with the terms of the facility; The Company's ability to refinance its debt with new lenders on more competitive terms; reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs and potential outcomes of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, the Company's ability to successfully negotiate and amend its licensing agreement with Symbol Technologies; the Company's ability to be successful in its litigation; the Company's ability to successfully defend against challenges to its patents; the ability of competitors to avoid infringement of the Company's patents; the ability of the Company to develop products which avoid infringement of third parties' patents; and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the price and payment schedule the Company is able to negotiate for the shares in its subsidiary, Metrologic Eria Iberica; the effects of and changes in trade, monetary and fiscal policies, laws; the ability of the Company to integrate AOA with other Company subsidiaries, and realize anticipated impact on results of operations; ; regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

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

Selling, general and administrative ("SG&A") expenses increased 23.7% to $32,554 in 2001 from $26,314 in 2000 and remained constant as a percentage of
sales at 28.6%.   The increase in SG&A expenses was due primarily to the
addition of AOA expenses, including related goodwill amortization, increased legal costs associated with defending the Company's patents and charges for uncollectible accounts receivable.

Research and development ("R&D") expenses increased 31.9% to $6,563 in 2001 from $4,975 in 2000, and increased as a percentage of sales to 5.8% from 5.4%. The increase in R&D expenses is due primarily to the addition of AOA expenses.

Other income/expenses reflect net other expenses of $3,596 in 2001 compared to $878 in 2000. Net other expenses for 2001 reflect higher net interest due to the acquisition of AOA and associated debt.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased approximately 55.1% to $18,685 as of December 31, 2001 from $41,572 as of December 31, 2000. The Company's working capital was impacted due to the generation of cash from reducing accounts receivable and inventory levels and using those funds to pay down the Company's
revolving credit facility and term note.   In addition, the Company has
reclassified a portion of its bank debt to current liabilities in connection with the Company's entering into an Amended Credit Agreement with its lenders (see below).

The Company's operating activities provided net cash of $15,357 in 2001 compared with net cash used of $16,320 for 2000. Net cash provided in operating activities for 2001 resulted primarily from reductions in accounts receivable and inventory plus non-cash charges, offset by decreases in accrued expenses.

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with original maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of December 31, 2001, the balance outstanding was $18,000. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, originally expiring in January 2006. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of December 31, 2001, the balance outstanding was $11,433. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. Under the Credit Facility, interest rates were based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company was subject to affirmative and negative covenants.

At December 31, 2001, the Company was in violation of certain provisions and covenants included in the Credit Facility and the banks issued a notice of default and increased the interest rate by 2% on the outstanding debt in accordance with the agreement. As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank had been in discussions with respect to modifying the Credit Facility. On July 9, 2002, the Company replaced the Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement include the waiver of all existing defaults under the Credit Facility and the withdrawal by the banks of a related notice of default and an increase in the original interest rate of the term note by .25% per annum. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contains various negative and positive covenants, such as minimum tangible net worth requirements and expires on May 31, 2003. A portion of the outstanding borrowing under the Amended Credit Agreement is guaranteed by C. Harry Knowles and Janet Knowles. Additionally, the Company could be required to make additional prepayments under the Amended Credit Agreement if there is excess cash flows, as defined in the Amended Credit Agreement. The Company has remaining term debt outstanding of $18,000 of which approximately $7,330 is classified as long-term on its balance sheet dated December 31, 2001. The remaining $10,670 of the term debt remained current on the Company's balance sheet dated December 31, 2001 as a result of the scheduled payments of $3,200 of restricted cash upon execution of the Amended Credit Agreement, $4,470 of income tax refunds received in the second and third quarters of 2002 and $3,000 of principal amortization to be paid in quarterly installments of $750. As a result of the Company executing the Amended Credit Agreement, the Company has reclassified $7,330 of bank term loan debt from short-term liabilities to long-term liabilities.

The Amended Credit Agreement also includes a revolving credit facility of $14,000 that expires on May 31, 2003. Amounts available for borrowing under this facility are equal to a percentage of the total of eligible accounts receivable and inventories, as defined in the agreement, plus an allowable overadvance of $2,750. The overadvance allowance expires on January 1, 2003. The Amended Credit Agreement requires the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. Interest on outstanding borrowings is at the bank's prime rate plus 2.5%, and the agreement provides for a commitment fee of .5% on the unused facility. Borrowings at December 31, 2001 under the Company's then line of credit were $11,433. As a result of the Company executing the Amended Credit Agreement, the Company has reclassified $9,000 of such borrowings from short-term liabilities to long-term liabilities. This amount represents the Company's estimate of the minimum outstanding borrowings under the revolving credit facility during 2002. Additional availability under the amended revolving credit facility was approximately $3,000 as of July 9, 2002 based upon the June 30, 2002 borrowing base calculation.

In connection with the Amended Credit Agreement, certain directors and executive officers have made loans to the Company, which amounts will be held as cash collateral under the terms of the Amended Credit Agreement. Specifically, C. Harry Knowles and Janet H. Knowles, Dale M. Fischer and Hsu Jau Nan have loaned the Company $400, $125 and $475, respectively. The loans bear interest at a rate of nine percent (9%) per annum and will be repaid in full upon the earliest of: (a) the Company's repayment in full of its obligations under the Amended Credit Agreement or (b) the release of the security interest held by the Company's primary bank in such cash being loaned by the above mentioned directors and executive officers.

Management plans to refinance this Amended Credit Agreement prior to December 31, 2002 and replace it with longer term debt under terms more favorable to the Company.

In April 2002, in order to reduce debt and increase future profitability, the Company implemented a workforce reduction and identified additional cost reductions that provided for annualized savings of approximately $3,000 in overhead and operating expenses, and additional reductions in direct costs.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $0 in 2002, $9,000 in 2003 and $1,000 in 2004 and 2005.
Interest rates are fixed at 10%. Under the terms of the Amended Credit Agreement, the Company can not make principal payments on the Subordinated Debt if such payment results in a default under the Amended Credit Agreement.

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

The Company's 51% joint venture interests in Metrologic Eria Iberica and Metrologic Eria France contain options for the Company to purchase the remaining 49% minority interests. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum. In March 2002, the minority shareholders in Metrologic Eria Iberica provided notice of their intent to sell their 49% interests and the purchase price under the default minimum is estimated at $4,570.

Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----


Long-Term Debt                29,167   10,726    18,441       -            -
Capital Lease Obligations        131      107        24       -            -
Operating Leases              14,278    2,369     5,496   4,975        1,438
Option to purchase minority
  interest in joint venture    4,570        -     4,570       -            -
                           ---------  -------  -------- -------    ---------
Total Contractual Cash
  Obligations              $  48,146  $13,202  $ 28,531  $4,975     $  1,438
                           =========  =======  ========  ======     ========




                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Lines of Credit                $ 11,433    $2,433   $9,000  $  -    $   -
                               ========    ======   ======  =====   =====

Certain of the Company's borrowings under its term note with its primary bank have been classified as current liabilities on the Company's balance sheet dated December 31, 2001 due to anticipated reductions in the outstanding balance. See "Liquidity and Capital Resources" and Note 6 to the Company's consolidated financial statements.

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

The Company is subject to risk from fluctuations in the value of the Euro relative to the U.S. dollar for its European subsidiaries, which uses the Euro as its functional currency and translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 2001, the Company had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted Euro rate amounts to $717. Actual results may differ.

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

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2001, 2000 and 1999                   F-3

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 2001, 2000 and 1999       F-4

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2001, 2000 and 1999                   F-5

Notes to Consolidated Financial Statements                             F-6

Supplementary Data                                                     F-26

Financial statement schedules:
         Schedule II - Valuation and Qualifying Accounts is filed
         herewith. All other schedules are omitted because they are not applicable, not required, or because the required
         information is included in the consolidated financial
         statements or notes thereto.                                  F-28

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated May 28, 2002, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 1, has entered into an amended credit facility. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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



/s/Ernst & Young LLP

Philadelphia, Pennsylvania
May 28, 2002, except for Notes 1, 6, 8 and 9, as to which the date is July 12, 2002

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                           December 31,

                                                         2001        2000
                                                         ----        ----
Assets
   Current assets:
       Cash and cash equivalents                    $     557    $  2,332
       Restricted cash                                  3,200           -

       Accounts receivable, net of allowance of
        $422 and $655 in 2001 and
        2000, respectively                             20,401      26,593
       Income tax refund receivable                     4,600           -

       Inventory                                       18,385      26,898
       Deferred income taxes                            1,535       1,356
       Other current assets                             2,379       4,025
                                                    ---------    --------
   Total current assets                                51,057      61,204

   Property, plant and equipment, net                  13,776      10,459
   Patents and trademarks, net of amortization
     of $1,239 and $970 in 2001 and 2000,
     respectively                                       4,062       3,013
   Holographic technology, net of amortization
     of $598 and $482 in 2001 and 2000, respectively      484         600
   Advance license fee, net of amortization of $588
     and $471 in 2001 and 2000, respectively            1,412       1,529
   Goodwill, net of amortization of $1,533 and
     $220 in 2001 and 2000, respectively               15,249       4,317
   Deferred income taxes                                  701           -
   Other assets                                           865         701
                                                     --------    --------
   Total assets                                      $ 87,606    $ 81,823
                                                     ========    ========
Liabilities and shareholders' equity Current liabilities:
       Current portion of lines of credit            $  2,433    $    174
       Current portion of notes payable                10,833       2,531
       Accounts payable                                 6,930       5,188
       Accrued expenses                                12,176      11,739
                                                     --------    --------
   Total current liabilities                           32,372      19,632

   Lines of credit, net of current portion              9,000      17,689
   Notes payable, net of current portion               18,465       7,645
   Deferred income taxes                                  951         565
   Other liabilities                                      557         529

   Shareholders' equity:
       Preferred stock, $0.01 par value:
            500,000 shares authorized; none issued          -           -
       Common stock, $0.01 par value: 10,000,000
           shares authorized; 5,463,382 and 5,451,092
           shares issued and outstanding in 2001
           and 2000, respectively                          55          54
       Additional paid-in capital                      17,634      17,562
       Retained earnings                               12,926      20,703
       Accumulated other comprehensive loss            (4,354)     (2,556)
                                                     --------    --------
       Total shareholders' equity                      26,261      35,763
                                                     --------    --------
   Total liabilities and shareholders' equity        $ 87,606    $ 81,823
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
                                    =========     =========      =========

See accompanying notes.

                          Metrologic Instruments, Inc.
                Consolidated Statements of Shareholders' Equity
                             (amounts in thousands)


Balances,
  January 1, 1999       $   54  $  16,933   $ 13,069   $     (55)  $  30,001
  Comprehensive loss:
     Net income              -          -      4,897           -       4,897
       loss - foreign
       currency translation
       adjustment            -          -          -        (504)       (504)
                                                                   ---------
  Total comprehensive loss   -          -          -           -       4,393
                                                                   ---------
  Exercise of stock
   options                   -         39          -           -          39
  Stock issued through
  employee stock purchase
  plan                       -        111          -           -         111
                        ------  ---------   --------   ---------   ---------
Balances,
  December 31, 1999     $   54  $  17,083   $ 17,966   $    (559)  $  34,544
  Comprehensive loss:
     Net income              -          -      2,737           -       2,737
     Other comprehensive
       loss - foreign
       currency translation
       adjustment            -        (45)         -      (1,997)     (2,042)
                                                                   ---------
  Total comprehensive loss   -          -          -           -         695
                                                                   ---------
  Exercise of stock
   options                   -        324          -           -         324
  Stock issued through
  employee stock purchase
  plan                       -        200          0           -         200
                        ------  ---------   --------   ---------   ---------
Balances,
  December 31, 2000     $   54  $  17,562   $ 20,703   $  (2,556)  $  35,763

  Comprehensive loss:
     Net loss                -          -     (7,777)          -      (7,777)
     Other comprehensive
       loss - foreign
       currency translation
       adjustment            -          -          -      (1,798)     (1,798)
                                                                   ---------
  Total comprehensive loss   -          -          -           -      (9,575)
                                                                   ---------
  Exercise of stock
   options                   -          -          -           -           -
  Stock issued through
  employee stock purchase
  plan                       1         72          -           -          73
                        ------  ---------   --------   ---------   ---------
Balances,
  December 31, 2001     $   55     17,634   $ 12,926   $  (4,354)  $  26,261
                        ======  =========   ========   =========   =========
See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                            (amounts in thousands)

                                             Year ended December 31,
                                        2001          2000          1999
                                        ----          ----          ----

Operating activities
Net (loss) income                   $  (7,777)    $    2,737     $  4,897
Adjustments to reconcile net
  (loss) income to net cash
  provided by (used in)
  operating activities:
    Depreciation                        3,019         1,957         1,309
    Amortization                        2,044           594           431
    Deferred income taxes              (4,572)         (507)          343
    Loss on disposal of property          143           112             -
    Changes in operating assets
        and liabilities:
      Accounts receivable              10,089        (4,187)       (7,815)
      Inventory                        12,024       (11,628)       (4,494)
      Other current assets              1,844        (2,816)         (120)
      Other assets                         86           217          (157)
      Accounts payable                    604        (3,457)         (414)
      Accrued expenses                 (2,176)          615         3,029
      Accrued legal settlement              -             -          (688)
      Other liabilities                    29            43             -
                                    ---------     ---------     ---------
Net cash provided by (used in)
  operating activities                 15,357       (16,320)       (3,679)

Investing activities
Purchase of property, plant
  and equipment                     $  (2,208)    $   (3,479)    $ (3,886)
Patents and trademarks                 (1,317)         (750)         (884)
Increase in restricted cash            (3,200)            -             -
Cash paid for purchase of business,
  net of cash acquired                (10,393)       (3,677)            -
Other intangibles                        (253)         (284)            -
                                    ---------     ---------      --------
Net cash used in investing
  activities                          (17,371)       (8,190)       (4,770)

Financing activities
Proceeds from exercise of
  stock options and employee
  stock purchase plan               $      73     $     479      $    150
Principal payments on
  notes payable                       (12,649)       (1,287)         (860)
Proceeds from issuance of
  notes payable                         9,239         7,002         2,458
Net proceeds from line
  of credit                             4,743        14,811         3,050
Capital lease payments                    (80)         (106)         (115)
                                    ---------     ---------      --------
Net cash provied by
  investing activities                  1,326        20,899         4,683

Effect of exchange rates on cash       (1,087)       (1,027)           52
                                    ---------     ---------      --------

Net decrease in cash and
  cash equivalents                     (1,775)       (4,638)       (3,714)
Cash and cash equivalents
  at beginning of year                  2,332         6,970        10,684
                                    ---------     ---------      --------
Cash and cash equivalents
  at end of year                    $     557     $   2,332      $  6,970
                                    =========     =========      ========
Supplemental Disclosure
Cash paid for interest                  3,913         1,448           273
                                    =========     =========      ========
Cash paid for income taxes                112         1,243         1,875
                                    =========     =========      ========
Tax benefit from exercise
  of stock options                  $       -     $     120      $      -
                                    =========     =========      ========

See accompanying notes.

                          Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2001
                 (Dollars in Thousands, except per share data)

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

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with original maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of December 31, 2001, the balance outstanding was $18,000. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, originally expiring in January 2006. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of December 31, 2001, the balance outstanding was $11,433. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. Under the Credit Facility, interest rates were based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company was subject to affirmative and negative covenants.

At December 31, 2001, the Company was in violation of certain provisions and covenants included in the Credit Facility and the banks issued a notice of default and increased the interest rate by 2% on the outstanding debt in accordance with the agreement. As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank had been in discussions with respect to modifying the Credit Facility. On July 9, 2002, the Company replaced the Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement include the waiver of all existing defaults under the Credit Facility and the withdrawal by the banks of a related notice of default and an increase in the original interest rate of the term note by .25% per annum. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contains various negative and positive covenants, such as minimum tangible net worth requirements and expires on May 31, 2003. A portion of the outstanding borrowing under the Amended Credit Agreement is guaranteed by C. Harry Knowles and Janet Knowles. Additionally, the Company could be required to make additional prepayments under the Amended Credit Agreement if there is excess cash flows, as defined in the Amended Credit Agreement. The Company has remaining term debt outstanding of $18,000 of which approximately $7,330 is classified as long-term on its balance sheet dated December 31, 2001. The remaining $10,670 of the term debt remained current on the Company's balance sheet dated December 31, 2001 as a result of the scheduled payments of $3,200 of restricted cash upon execution of the Amended Credit Agreement, $4,470 of income tax refunds received in the second and third quarters of 2002 and $3,000 of principal amortization to be paid in quarterly installments of $750. As a result of the Company executing the Amended Credit Agreement, the Company has reclassified $7,330 of bank term loan debt from short-term liabilities to long-term liabilities.

The Amended Credit Agreement also includes a revolving credit facility of $14,000 that expires on May 31, 2003. Amounts available for borrowing under this facility are equal to a percentage of the total of eligible accounts receivable and inventories, as defined in the agreement, plus an allowable overadvance of $2,750. The overadvance allowance expires on January 1, 2003. The Amended Credit Agreement requires the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. Interest on outstanding borrowings is at the bank's prime rate plus 2.5%, and the agreement provides for a commitment fee of .5% on the unused facility. Borrowings at December 31, 2001 under the Company's then line of credit were $11,433. As a result of the Company executing the Amended Credit Agreement, the Company has reclassified $9,000 of such borrowings from short-term liabilities to long-term liabilities. This amount represents the Company's estimate of the minimum outstanding borrowings under the revolving credit facility during 2002. Additional availability under the amended revolving credit facility was approximately $3,000 as of July 9, 2002 based upon the June 30, 2002 borrowing base calculation.

In connection with the Amended Credit Agreement, certain directors and executive officers have made loans to the Company, which amounts will be held as cash collateral under the terms of the Amended Credit Agreement. Specifically, C. Harry Knowles and Janet H. Knowles, Dale M. Fischer and Hsu Jau Nan have loaned the Company $400, $125 and $475, respectively. The loans bear interest at a rate of nine percent (9%) per annum and will be repaid in full upon the earliest of: (a) the Company's repayment in full of its obligations under the Amended Credit Agreement or (b) the release of the security interest held by the Company's primary bank in such cash being loaned by the above mentioned directors and executive officers.

Management plans to refinance this Amended Credit Agreement prior to December 31, 2002 and replace it with longer term debt under terms more favorable to the Company.

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

3.       Inventory

Inventory consists of the following:
                                                          December 31,
                                                      2001          2000
                                                      ----          ----
            Raw materials                      $      7,271    $    9,694
            Work-in-process                           4,144         6,380
            Finished goods                            6,970        10,824
                                                     ------        ------
                                                $    18,385    $   26,898
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

5.       Accrued Expenses

Accrued expenses consist of the following:
                                                        December 31,
                                                       2001      2000
                                                       ----      ----

        Accrued royalties                           $   836  $  1,419
        Accrued compensation                          3,052     3,321
        Accrued commissions                             837       876
        Accrued professional fees                     1,456       662
        Product warranty                                443     1,216
        Accrued marketing and sales promotions        1,503       940
        Deferred income taxes                           522         -
        Other                                         3,527     3,305
                                                    -------  --------
                                                    $12,176  $ 11,739
                                                    =======  ========

6.       Debt

Credit Facility

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with original maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of December 31, 2001, the balance outstanding was $18,000. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, originally expiring in January 2006. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of December 31, 2001, the balance outstanding was $11,433. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. Under the Credit Facility, interest rates were based on Libor or Prime-Rate Options based on the discretion of the Company, plus spreads ranging from 1.00% to 3.75% as defined in the Credit Facility. Under the Credit Facility, the Company was subject to affirmative and negative covenants.

At December 31, 2001, the Company was in violation of certain provisions and covenants included in the Credit Facility and the banks issued a notice of default and increased the interest rate by 2% on the outstanding debt in accordance with the agreement. As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank had been in discussions with respect to modifying the Credit Facility. On July 9, 2002, the Company replaced the Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement include the waiver of all existing defaults under the Credit Facility and the withdrawal by the banks of a related notice of default and an increase in the original interest rate of the term note by .25% per annum. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contains various negative and positive covenants, such as minimum tangible net worth requirements and expires on May 31, 2003. A portion of the outstanding borrowing under the Amended Credit Agreement is guaranteed by C. Harry Knowles and Janet Knowles. Additionally, the Company could be required to make additional prepayments under the Amended Credit Agreement if there is excess cash flows, as defined in the Amended Credit Agreement. The Company has remaining term debt outstanding of $18,000 of which approximately $7,330 is classified as long-term on its balance sheet dated December 31, 2001. The remaining $10,670 of the term debt remained current on the Company's balance sheet dated December 31, 2001 as a result of the scheduled payments of $3,200 of restricted cash upon execution of the Amended Credit Agreement, $4,470 of income tax refunds received in the second and third quarters of 2002 and $3,000 of principal amortization to be paid in quarterly installments of $750. As a result of the Company executing the Amended Credit Agreement, the Company has reclassified $7,330 of bank term loan debt from short-term liabilities to long-term liabilities.

The Amended Credit Agreement also includes a revolving credit facility of $14,000 that expires on May 31, 2003. Amounts available for borrowing under this facility are equal to a percentage of the total of eligible accounts receivable and inventories, as defined in the agreement, plus an allowable overadvance of $2,750. The overadvance allowance expires on January 1, 2003. The Amended Credit Agreement requires the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. Interest on outstanding borrowings is at the bank's prime rate plus 2.5%, and the agreement provides for a commitment fee of .5% on the unused facility. Borrowings at December 31, 2001 under the Company's then line of credit were $11,433. As a result of the Company executing the Amended Credit Agreement, the Company has reclassified $9,000 of such borrowings from short-term liabilities to long-term liabilities. This amount represents the Company's estimate of the minimum outstanding borrowings under the revolving credit facility during 2002. Additional availability under the amended revolving credit facility was approximately $3,000 as of July 9, 2002 based upon the June 30, 2002 borrowing base calculation.

In connection with the Amended Credit Agreement, certain directors and executive officers have made loans to the Company, which amounts will be held as cash collateral under the terms of the Amended Credit Agreement. Specifically, C. Harry Knowles and Janet H. Knowles, Dale M. Fischer and Hsu Jau Nan have loaned the Company $400, $125 and $475, respectively. The loans bear interest at a rate of nine percent (9%) per annum and will be repaid in full upon the earliest of: (a) the Company's repayment in full of its obligations under the Amended Credit Agreement or (b) the release of the security interest held by the Company's primary bank in such cash being loaned by the above mentioned directors and executive officers.

Management plans to refinance this Amended Credit Agreement prior to December 31, 2002 and replace it with longer term debt under terms more favorable to the Company.

Notes payable consist of the following:
                                                         December 31,
                                                      2001         2000
                                                      ----         ----

          Term note                               $  18,000  $        -
          Subordinated promissory notes (a)          11,000           -
          Term note (b)                                   -         247
          Fixed asset term notes payable (c)              -       1,898
          Fixed asset line of credit (d)                  -       2,400
          Notes payable-shareholders (e)                  -         112
          Capital lease obligations (f)                 131         205
          Fixed asset line of credit (g)                  -         682
          Acquisition loan note (h)                       -       4,615
          Other                                         167          17
                                                     ------      ------
                                                     29,298      10,176
          Less:  current maturities                  10,833       2,531
                                                     ------      ------
                                                  $  18,465  $    7,645
                                                     ======      ======


(a) In connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $0 in 2002, $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates are fixed at 10%. Under the terms of the Amended Credit Agreement, the Company can not make principal payments on the Subordinated Debt if such payment results in a default under the Amended Credit Agreement.

(b) In December 1996, under an Amended and Restated Loan & Security Agreement dated November 1995 with its primary bank, as amended (collectively, the "Bank Agreement"), the Company executed a term note for $1,300. In 1997, this term note was converted from a U.S. dollar denominated loan to a Euro based loan. This note was repaid in January 2001, with the proceeds from the credit facility.

(c) During 1998, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit and a Euro denominated line of credit (Note 7) for the purpose of purchasing fixed assets. Each line of credit has a maximum borrowing limit of $1,500. Interest only is payable monthly at the variable Euro-Rate, as defined, plus 1.5%. As of December 31, 1998, the Company converted the Euro denominated line of credit to a term note payable in 54 equal monthly installments. On December 31, 1999, the U.S. dollar denominated line of credit was converted into a term note payable in 54 equal monthly installments. This note was repaid in January 2001, with the proceeds from the credit facility.

(d) In August 1999, in connection with the Bank Agreement, the Company entered into a U.S. dollar denominated line of credit for the purpose of purchasing fixed assets. This line of credit was repaid in January 2001, with the proceeds from the credit facility.

(e)      Note payable - shareholders was due and repaid in September 2001.

(f) The Company has capitalized lease agreements for equipment which are payable through 2002 at an interest rate of 9.2%.

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

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2001 are:


                               2002             $       10,833
                               2003                     16,427
                               2004                      1,035
                               2005                      1,003
                                                         -----
                                                 $      29,298
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

8.       Related Party Transactions

The Company's principal shareholder, Chairman, and CEO and his spouse, the Company's Vice President, Administration, Secretary, Treasurer and a director, own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $869, $832, and $796 for the years ended December 31, 2001, 2000, and 1999, respectively. The lease for the real estate was renewed in March 1999 and expires in March 2004. Future minimum lease payments required under the lease are approximately $908 in 2002, $949 in 2003, and $240 thereafter, excluding taxes and insurance. Under the terms of the Amended Credit Agreement, no rental payments can be paid to Mr. and Mrs. Knowles during the term of the Amended Credit Agreement.

The notes payable - shareholders referred to in Note 6 include a loan payable to the principal shareholder, Chairman and CEO. In 2000, the seventh installment of the seven-year notes was paid to the principal shareholder in the amount of $121, which included $9 of interest.

Other current assets include a loan receivable from Janet H. Knowles, a director and officer of the Company, who borrowed $75 from the Company under a promissory note to be repaid on or about August 31, 2002 or the termination of the Amended Credit Agreement, whichever is later. The Company made the loan to Mrs. Knowles as a result of her pledge of cash collateral to the banks in her capacity as guarantor for Company borrowings under its Credit Facility.

The accounting firm in which Stanton L. Meltzer, a director and shareholder of the Company, is a principal, charged fees of approximately $73, $49, and $42 for tax consulting services performed for the Company during the years ended December 31, 2001, 2000 and 1999, respectively.

The investment banking company of Janney Montgomery Scott in which William Rulon-Miller serves as Senior Vice President and Co-Director of Investment Banking charged fees totaling approximately $200 in connection with the acquisition of Adaptive Optics Associates, Inc.

As discussed in Note 6, certain directors and executive officers made loans aggregating $1,000 to the Company in July 2002 in connection with the Amended Credit Agreement. The loan proceeds will be held as cash collateral under the terms of the Amended Credit Agreement. The loans bear interest at an annual rate of 9%.

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

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Symbol Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty expense under the Symbol Agreement amounted to $4,032, $3,761, and $3,343, in 2001, 2000, and 1999, respectively. The parties are currently in litigation with respect to the Symbol Agreement. For further discussions on the litigation see Item C below in "Other Legal Matters."

Other Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the fourth count of the complaint, which alleged that the Lemelson Partnership's delays in obtaining its patents rendered them unenforceable for laches. The motion was granted by the Court on July 14, 2000. On September 1, 2000 the United States Court of Appeals for the Federal Circuit (the "CAFC") agreed to hear the appeal. Oral argument on this issue was heard by the CAFC on October 4, 2001. On January 24, 2002, the CAFC reversed the decision by the lower court and confirmed the continued existence of the prosecution laches defense. In response, the Lemelson Partnership filed a Petition for Rehearing En Banc with the CAFC on February 6, 2002, and the Auto ID companies filed a response to the petition on February 22, 2002. The Petition was denied by the CAFC on March 20, 2002. In June, 2002 the Lemelson Partnership filed an appeal with the United States Supreme Court requesting a reversal of the CAFC's decision.

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

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached and the stay on discovery has been lifted by the court. The case is now in the final stages of discovery. On February 28, 2002, the court set a date for a Markman hearing in June 2002. On June 18, 2002, the hearing was postponed until August, 2002.

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement, the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001, that had been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, despite Symbol's receipt and acceptance of the payment, on May 28, 2002, the Company received a notice that Symbol was terminating the Agreement for material breach due to non-payment of royalties.

As the Company made its royalty payments within the cure periods, the Company believes any assertion of a material breach is incorrect. The Company also received a notification from Symbol that Symbol was electing additional licenses under the Agreement.

On May 30, 2002, the Company was served with an amended Complaint in this action. The amended Complaint restates the earlier claims for declaratory judgement that the Company is in breach of the Agreement and that Symbol is not in breach. The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. The amended complaint also includes new claims of patent infringement from the date of the alleged breach against both the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend its rights.

The Company has filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. The Company has not yet filed its answer to the Complaint.

Management is of the opinion that there are no legal claims against the Company which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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


12.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 1,600,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 538,000 shares were available for grant under the Incentive Plan at December 31, 2001. Options granted under the Incentive Plan become exercisable over periods ranging from one to seven years. Each option shall expire four to ten years after becoming exercisable.

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

The Company's 51% joint venture interest in Metrologic Eria Iberica contains options for the Company to purchase the remaining 49% minority interest. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase with a default minimum. In March 2002, the minority shareholders provided notice of their intent to sell their 49% interest and the estimated purchase price under the default minimum is $4,570.

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

The Company's 51% joint venture interest in Metrologic Eria France contains options for the Company to purchase the remaining 49% minority interest. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase with a default minimum.

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

Thomas E. Mills IV   Mr. Mills, 42, became a director of the Company in March
                     1999, became President of the Company in February 2000, and has served as the Company's Chief Operating Officer since April 1998, and as Chief Financial Officer from May
                     1994 until July 1, 2002. From April 1998 to February 2000,
                     Mr. Mills served as the Company's Executive Vice President and from June 1995 to April 1998 as the Company's Vice
                     President, Finance. Mr. Mills was employed by Ferranti
                     International, Inc. from 1986 to April 1994 in various positions, most recently as Senior Vice President, U.S.
                     Operations. Mr. Mills' current term as a director expires in 2002.

Richard C. Close     Mr. Close, 60, became a director of the Company in
                     September 1999. He is a private investor and also provides consulting and transition management for companies in the midst of merger and acquisition activities. From January 1997 until August 2000, Mr. Close served as President and General Manager of Polaroid
                     Graphics Imaging LLC. Polaroid Graphics Imaging LLC was formerly a division of Polaroid Corporation, and is now a privately-held independent company. Mr. Close served as President and Chief Executive Officer of Computer Identics
                     Corporation from 1993 until 1997. Mr. Close has a Bachelor of Science in Electrical Engineering from Vanderbilt
                     University. Mr. Close's current term as a director expires in 2004.

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

John H. Mathias      Mr. Mathias, 56, became a director of the Company in
                     September 1999. Since 1981 Mr. Mathias has been Chairman and Chief Executive Officer of The JPM Company, a publicly traded company that manufactures wire and cable assemblies at various locations throughout the world. The JPM Company filed a Chapter 11 petition in the United States
                     Bankruptcy Court for the District of Delaware on March 1,
                     2002.  Mr. Mathias has a Bachelor of Science in Business
                     Administration and a Masters in Mathematics, both from Bucknell University. Mr. Mathias' current term as a director expires in 2004.

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

William Rulon-Miller Mr. Rulon-Miller, 54, became a director of the Company in
                     December 1997. Mr. Rulon-Miller joined Janney Montgomery Scott Inc. in 1979 and currently serves as Senior Vice President and Director of Investment Banking. He is a partner of Five Penn Center Partners and a director of The Penn Janney Fund, Inc., which are private venture capital organizations. Mr. Rulon-Miller graduated from Princeton University and received an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Rulon-Miller's current term as a director expires in 2004.

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

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation
                     -------------------------------------       Long-Term
                                                            Compensation Awards
                                                            -------------------
                                                                          All
                                                                         Other
                                                  Other     Securities  Compen-
Principal            Fiscal                       Annual    Underlying   sation
Position              Year Salary($)  Bonus($) Compensation Options(#)   ($)(1)
--------              ---- ---------  -------- ------------ ----------  -------

C. Harry Knowles      2001 $350,000       -        -             -       $6,300
Chairman of the       2000  275,000(2)$250,000     -             -        1,847
Board and Chief       1999  200,000    200,000     -             -        3,743
Executive Officer

Thomas E. Mills IV    2001  250,000       -        -             -        6,300
President and         2000  215,000(3) 250,000     -            8,000     1,847
Chief Operating       1999  180,000    230,000     -           20,000     3,743
Officer

Dale M. Fischer       2001  157,400    122,420     -             -        6,300
Vice President,       2000  155,000    148,362     -            8,000     1,847
International Sales   1999  150,000    200,954     -           14,000     3,743

Benny A. Noens        2001  162,500    326,140   $8,478(4)       -        6,300
Vice President,       2000  155,000    161,435    7,034(4)       -        1,847
European  Sales and   1999  150,000    297,545    8,963(4)      8,000     3,743
Managing Director,
Metrologic Instruments
GmbH

Kevin P. Woznicki(5)  2001  162,220    210,130     -             -        6,300
Vice President,       2000  155,000    382,794     -            8,000     1,847
Sales, The Americas   1999  150,000    450,788     -           10,000     3,743


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



EMPLOYMENT CONTRACTS

         On January 8, 2001, the Company entered into employment contracts with each of C. Harry Knowles, Chairman of the Board of Directors and Chief Executive Officer of the Company and Thomas E. Mills IV, President and Chief Operating Officer of the Company. The terms and conditions of these contracts provide that Messrs. Knowles and Mills are to receive an annual base salary of $350,000 and $250,000, respectively, for the year ending December 31, 2001. The initial term of the each of Messrs. Knowles and Mills contracts expires on December 31, 2002 and provide for one-year renewal periods thereafter. The employment contracts provide for a severance payment of an amount equal to 12 months of the executive's base salary in the event the executive terminates his employment for "Good Reason" (diminution in the executive's responsibilities by the Company or failure of the Company to pay the executive his compensation) or if the Company terminates the executive without cause. Additionally, in the event of a change-in-control of the Company, and the subsequent termination or diminution in the executive's responsibilities, each of Messers. Knowles and Mills will be entitled to a payment of an amount equal to two times the executive's base salary annualized over the two-year period leading up to termination. Under the terms of the employment contracts a "change-in-control" occurs if:

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

      Effective May 13, 2002, the Company also entered into an employment contract with Janet H. Knowles, Vice President, Secretary and member of the Board of Directors of the Company. The terms and conditions of this contract provide that Mrs. Knowles is to receive an annual base salary of $140,000 for the year ending December 31, 2002. The initial term of Mrs. Knowles' contract expires on December 31, 2002 and provides for one-year renewal periods thereafter. All other material terms and conditions are identical to Mr. Knowles' and Mr. Mills' contracts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                        SECURITY OWNERSHIP OF MANAGEMENT
                           AND PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 1, 2002 by: (i) each person known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock; (ii) each of the Company's directors;
(iii) each nominee for election as a director; (iv) each executive officer of the Company named in the Summary Compensation Table above; and (v) all executive officers and directors of the Company as a group.


Name of Beneficial Owner   Shares Beneficially Owned(1)    Percent of Class(1)
------------------------   ---------------------------     -------------------
C. Harry Knowles                    3,323,000                     60.8%
Janet H. Knowles                    3,323,000(2)                  60.8%
Richard C. Close                       12,000(3)                    *
John H. Mathias                         6,500(4)                    *
Stanton L. Meltzer                     24,833(5)                    *
Thomas E. Mills IV                     67,755(6)(7)                1.2%
Hsu Jau Nan                             8,000(8)                    *
William Rulon-Miller                   14,200(9)                    *
Dale M. Fischer                        60,589(10)(11)              1.1%
Benny A. Noens                         35,336(12)                   *
Kevin Woznicki                          1,000                       *
All executive officers
 and directors as a
 group (16 persons)                 3,624,982                     63.4%
-----------------
*Less than 1%.

(1) Based on 5,465,605 shares outstanding as of July 12, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities.
(2) Janet H. Knowles, Vice President, Administration, Secretary and Treasurer is the wife of C. Harry Knowles and, therefore, may be deemed to have shared voting and investment power with respect to the 3,323,000 shares owned by Mr. Knowles.
(3) Includes currently exercisable options to purchase 12,000 shares of Common Stock.
(4) Includes currently exercisable options to purchase 6,000 shares of Common Stock.
(5) Includes currently exercisable options to purchase 1,500 shares of Common Stock.
(6)      Includes an aggregate of 300 shares held by Mr. Mills' children.
(7) Includes currently exercisable options to purchase 63,000 shares of Common Stock.
(8) Includes currently exercisable options to purchase 8,000 shares of Common Stock.
(9) Includes currently exercisable options to purchase 11,500 shares of Common Stock.
(10) Includes currently exercisable options to purchase 49,400 shares of Common Stock.
(11) Includes 1,000 shares held in a trust of which Mr. Fischer is a trustee and a beneficiary.
(12) Includes currently exercisable options to purchase 32,800 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey in a building leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary, Treasurer and a director of the Company. During 2001, the Company paid Mr. and Mrs. Knowles an aggregate of approximately $869,201 under the lease agreement for rent payments. Under the terms of the Amended Credit Agreement, no rental payments can be paid to Mr. and Mrs. Knowles during the term of the Amended Credit Agreement.

Loans Made in Connection with the Company's Credit Facility

         In connection with the Amended Credit Agreement, certain directors and executive officers have made loans to the Company, which amounts will be held as cash collateral under the terms of the Amended Credit Agreement. Specifically, C. Harry Knowles and Janet H. Knowles, Dale M. Fischer and Hsu Jau Nan have loaned the Company $400,000, $125,000 and $475,000, respectively. The loans bear interest at a rate of nine percent (9%) per annum and will be repaid in full upon the earliest of: (a) the Company's repayment in full of its obligations under the Amended Credit Agreement or (b) the release of the security interest held by the Company's primary bank in such cash being loaned by the above mentioned directors and executive officers.

         Janet H. Knowles, a director and officer of the Company, borrowed $75,000 from the Company under a promissory note to be repaid on or about August 31, 2002 or the termination of the Amended Credit Agreement, whichever is later. The Company made the loan to Ms. Knowles as a result of her pledge of cash collateral to the banks in her capacity as guarantor for Company borrowings under its Credit Facility.

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

     10.17 Subordination, Nondisturbance and Attornment Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles, Janet Knowles, Metrologic Instruments, Inc. and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

     10.18 Security Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

     10.19 Amended and Restated Intercreditor Agreement between PNC Bank, National Association, United Technologies Optical Systems, Inc., C. Harry Knowles, Janet H. Knowles, Registrant, Adaptive Optics Associates, Inc., and MTLG Investments Inc. (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

     10.20 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

     10.21 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

     10.22 Subordinated Promissory Note in the amount of $11 million, dated November 16, 2001, executed by MTLG Investments, Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to
           Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 2, 2001).

     10.23 Amendment No. 4 and Waiver to the Credit Agreement dated January 8, 2001 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated herein as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2001).

     10.24 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H. Knowles attached hereto as
           Exhibit 10.25.

     10.25 Amended and Restated Credit Agreement dated July 9, 2002 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein attached hereto as
           Exhibit 10.26

     10.26 Lease Modification Agreement dated July 9, 2002 between C. Harry and Janet H. Knowles and Metrologic Instruments, Inc. attached hereto as
           Exhibit 10.27

     10.27 Landlord's Waiver dated July 9, 2002 between C. Harry Knowles and Janet H. Knowles, and PNC Bank, National Associates as Agent attached hereto as Exhibit 10.28.

     10.28 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and C. Harry Knowles and Janet H. Knowles (the "Lenders") attached hereto as Exhibit 10.29.

     10.29 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Hsu Jau Nan (the "Lender") attached hereto as Exhibit 10.30.

     10.30 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Dale M. Fischer
           (the "Lender") attached hereto as Exhibit 10.31.

     21    Subsidiaries of the Registrant

     23.1  Consent of Ernst & Young LLP

     (b)              Reports on Form 8-K

                           The Registrant filed a report on Form 8-K dated April 25, 2002, a report on Form 8-K/A dated June 30, 2002, a report on Form 8-K dated January 23, 2001, a report on Form 8-K/A dated March 23, 2001 and a Form 8-K on December 2, 2001.

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

                                          Dated:  July 25, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles        Chairman of the Board and            July 25, 2002
     C. Harry Knowles       Chief Executive Officer
                            (Principal Executive Officer)

/s/ Thomas E. Mills IV      Director, President, and             July 25, 2002
     Thomas E. Mills IV     Chief Operating Officer,
                            (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ Richard Close           Director                              July 25, 2002
     Richard Close


/s/ Janet H. Knowles        Director, Vice President,             July 25, 2002
     Janet H. Knowles       Administration, Secretary
                            and Treasurer

/s/ John H. Mathias         Director                              July 25, 2002
     John H. Mathias


/s/ Stanton L. Meltzer      Director                              July 25, 2002
     Stanton L. Meltzer


/s/ Hsu Jau Nan             Director                              July 25, 2002
     Hsu Jau Nan


/s/ William Rulon-Miller    Director                              July 25, 2002
     William Rulon-Miller

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

10.17 Subordination, Nondisturbance and Attornment Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc.,
         C. Harry Knowles, Janet Knowles, Metrologic Instruments, Inc. and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

10.18 Security Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

10.19 Amended and Restated Intercreditor Agreement between PNC Bank, National Association, United Technologies Optical Systems, Inc.,
         C. Harry Knowles, Janet H.  Knowles, Registrant, Adaptive Optics
         Associates, Inc., and MTLG Investments Inc.   (incorporated by
         reference to Exhibit 10.22 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000).

10.20 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.21 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.22 Subordinated Promissory Note in the amount of $11 million, dated November 16, 2001, executed by MTLG Investments, Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 2, 2001).

10.23 Amendment No. 4 and Waiver to the Credit Agreement dated January 8, 2001 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated herein as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2001).

10.24 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H. Knowles attached hereto as
         Exhibit 10.25.

10.25 Amended and Restated Credit Agreement dated July 9, 2002 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein attached hereto as Exhibit
         10.26

10.26 Lease Modification Agreement dated July 9, 2002 between C. Harry and Janet H. Knowles and Metrologic Instruments, Inc. attached hereto as
         Exhibit 10.27

10.27 Landlord's Waiver dated July 9, 2002 between C. Harry Knowles and Janet H. Knowles, and PNC Bank, National Associates as Agent attached hereto as Exhibit 10.28.

10.28 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and C. Harry Knowles and Janet H. Knowles (the "Lenders") attached hereto as Exhibit 10.29.

10.29 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Hsu Jau Nan (the "Lender") attached hereto as Exhibit 10.30.

10.30 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Dale M. Fischer (the "Lender") attached hereto as Exhibit 10.31.

21       Subsidiaries of the Registrant

23.1     Consent of Ernst & Young LLP

EXHIBIT 10.24
                              EMPLOYMENT AGREEMENT


                  THIS EMPLOYMENT AGREEMENT is made and entered into as of the 13th day of May, 2002, by and between Metrologic Instruments, Inc., a New Jersey corporation (the "Company"), and Janet Knowles, residing at ___________ _____________, ______________, ___ _________(the "Executive").

                  WHEREAS, Executive is presently employed by the Company as its Secretary, Treasurer, Vice President, Administration and Board of Directors Member;

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

"Constructively": Executive shall have been terminated "Constructively" if, after, as a result of or in connection with a "Change of Control," (a) Executive is offered a position with the Company or its successor on terms, including compensation, benefits and duties to be performed, which are materially inferior to the terms of her position with the Company prior to the "Change of Control" or (b) Executive's duties with the Company or its successor are substantially reduced within 24 months after a "Change of Control."


                  2.       Employment Duties.

                           (a)      Capacity.  The Company shall employ
Executive, and Executive shall serve as Secretary, Treasurer, Vice President, Administration and Board of Directors Member, on the terms and subject to the conditions set forth in this Agreement.

                           (b)      Scope and Duties.  Subject to the terms of
this Agreement, the Company hereby employs Executive and Executive shall perform such executive and managerial duties as are normally associated with the position of Secretary, Treasurer, Vice President, Administration and Board of Directors Member of the Company, including but not limited to the day to day management of the Accounts Payable, Accounts Receivable, Payroll and Purchasing departments of the Company.

                           (c)      Permitted Activities.  During the term of
Executive's full-time employment under this Agreement, Executive shall devote all of her business time to her obligations to the Company pursuant to this Agreement, and shall not, without the approval of the Board, render services of a business nature to any other person or entity, if such activities would materially interfere with the performance of Executive's duties under this Agreement; provided, however, that none of the following activities (collectively, "Permitted Activities") shall be deemed to be in violation of this Agreement: (i) owning or managing real or personal property owned by Executive or her family members; (ii) owning any business which does not compete, directly or indirectly, with the Company, so long as such interests are held only for investment purposes; (iii) owning up to five percent (5%) of any class of any corporation's outstanding securities which are listed on any national securities exchange, registered under Section 12(g) of the Exchange Act, or otherwise regularly traded in the over-the-counter market; and (iv) holding directorships or similar positions in any organization which is not competing with the Company and which is approved by the Board.

                  3.       Term of Agreement.

                           (a)      The effective date of this Agreement shall
be May 13, 2002.

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

                  4.       Compensation and Other Benefits.

                           (a)      Base Salary.  During the term of this
Agreement and provided that Executive is working full-time, the Company shall pay to Executive a base salary at a rate of $140,000, per year for the year ending December 31, 2001, less withholding required by law or agreed to by the Executive (the "Base Salary"). Executive's Base Salary shall be payable at the usual times for the payment of the Company's other salaried employees, subject to adjustment as provided herein. Executive's Base Salary shall be reviewed at least annually and may be increased, but not decreased without Executive's consent, consistent with general salary increases for similarly situated employees of the Company or as appropriate in light of the performance of Executive and the Company. Executive shall also be eligible to receive a bonus or Incentive Compensation on an annual basis provided that the Executive has met the specific performance objectives, which shall be set by the Board of Directors, or the appropriate committee, on a year to year basis. The amount and time of payment of such bonus shall be determined on a year to year basis.

                           (b)      Expenses.  During the term of full-time
employment hereunder, Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by her in performing services hereunder, including all travel and living expenses while away from home and on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company.

                           (c)      Other Benefits.  During the term of
Executive's full-time employment under this Agreement, Executive shall be entitled to receive all benefits (such as medical, dental, disability and life insurance, paid vacation, and retirement plan coverage) as are generally available from time to time to similarly situated employees of the Company and the portion of such benefits paid by Executive shall be consistent with the portion of such benefits paid by similarly situated employees of the Company. Executive shall, so long as Executive is a full-time employee, at her option, be eligible to participate in any incentive compensation, stock option, stock purchase or similar plans or programs as the Company may maintain for compensating similarly situated employees at such level of participation as the Board may determine in its reasonable discretion based upon Executive's responsibilities and performance.

                  5.       Termination.

                           (a)      Termination by the Company.  Executive's
employment hereunder may be terminated by the Company without any breach of this Agreement only under the following circumstances:

                                    (i)     Death.  Executive's employment
hereunder shall terminate upon her death.

                                    (ii)    Disability.  If, as a result of
Executive's incapacity due to physical or mental illness, Executive shall have been absent from her duties hereunder on a full-time basis for the entire period of six consecutive months, and within 30 days after written notice of termination is given (which may occur before or after the end of such six-month period) shall not have returned to the performance of her duties hereunder on a full-time basis, the Company may terminate Executive's employment hereunder.

                                    (iii)   Cause.  The Company may terminate
Executive's employment hereunder for "Cause." For purposes of this Agreement and except as otherwise provided below, "Cause" shall include theft from the Company or Metrologic or its subsidiaries, falsification of records of the Company or Metrologic or its subsidiaries, fraud against the Company or Metrologic or its subsidiaries, embezzlement from the Company or Metrologic or its subsidiaries, gross negligence or willful misconduct, causing the Company, Metrologic or its subsidiaries, or any of their successors to violate any federal, state or local law, or administrative regulation or ruling having the force and effect of law, insubordination, conflict of interest, diversion of corporate opportunity, failure to satisfy any mutually agreeable written performance objectives which the Company has provided to Executive, conviction of Executive in connection with a felony or conduct that results in publicity that has a material adverse effect on the Company or its successor. Notwithstanding the foregoing, if a Change in Control has occurred, "Cause" shall only include the conviction of Executive of a felony. In either case, Executive shall not be deemed to have been terminated for Cause without (A) reasonable notice to Executive setting forth the reasons for the Company's intention to terminate her for Cause, (B) an opportunity for Executive to address and implement a cure for the Cause satisfactory to the Company (C) an opportunity for Executive, together with her counsel, to be heard before the full Board with reasonable advance notice of the time and place of meeting, and
(D) delivery to Executive of a Notice of Termination (as defined in Section 5(c) hereof) stating that in the good faith opinion of the Board, Executive was guilty of conduct constituting "Cause" and Executive had failed to implement a satisfactory cure plan within a reasonable period of time, and specifying the particulars thereof in detail.

                                    (iv)    Without Cause.  The Company may
terminate Executive's employment hereunder without Cause at any time upon 30 days' prior written notice.

                           (b)      Termination by Executive for Good Reason.
Executive may terminate her employment without any breach of this Agreement only for "Good Reason." For purposes of this Agreement, "Good Reason" shall mean:

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

                                    (ii)    Date of Termination. "Date of
Termination" shall mean:

                                            (A)      if Executive's employment
is terminated by her death, the date of her death;

                                            (B)      if the Executive's
employment is terminated pursuant to Section 5(a)(ii), 30 days after Notice of Termination is given (provided that Executive shall not have returned to the performance of her duties on a full-time basis during such 30 day period);

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

                           (c)      Termination for Cause; Termination by
Executive in Breach of Agreement. If Executive's employment is terminated for Cause or if Executive terminates her employment for any reason other than Good Reason, this Agreement shall terminate without further obligations to Executive other than the Company's obligation to pay to Executive Base Salary accrued to the Date of Termination. Such salary shall be paid to Executive in a lump sum in cash within 30 days after the Date of Termination.

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

                  9.       Assignment of Inventions.

                           (a)      Executive hereby assigns and transfers to
the Company her entire right, title and interest in and to all inventions, including but not limited to, ideas, improvements, designs and discoveries, whether or not patentable and whether or not reduced to practice, made or conceived by Executive, whether alone or jointly with others, during the term of her employment with the Company, which relate in any manner to the actual or demonstrably anticipated business, work or research and development of the Company or which results from or is suggested by any task assigned to Executive (collectively, "Inventions") and any and all claims for infringement involving the Inventions.

                  10.      Execution of Documents.

                           (a)      Executive shall, at the Company's request,
promptly execute a written assignment of title to the Company for any Invention assigned to the Company pursuant to Section 9.

                           (b)      Upon the Company's request, Executive shall
assist the Company or its nominee, during and subsequent to her employment hereunder, in securing, at the Company's expense and for the Company's benefit, any patents or copyrights for any Inventions in any and all countries. Regardless of whether any patents or copyrights are obtained, the Inventions shall remain the sole and exclusive property of the Company or its nominee. Executive shall execute all papers and perform all acts as the Company deems necessary for it to exercise all rights, title and interest in and to the Inventions and any patents and copyrights related thereto.

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

                  13. Trade Secrets of Others. Executive agrees that her performance of this Agreement does not and will not breach any agreement to keep in confidence proprietary information, knowledge or data acquired by Executive prior to employment with the Company, and Executive will not disclose to the Company or induce the Company to use any confidential or proprietary information or material belonging to any previous employer or other third party.

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

                           (b)      Executive agrees that during her employment
by the Company, and for a period of 1 year thereafter she will not, alone or as a member, employee, agent, consultant, advisor, independent contractor, general partner, officer, director, shareholder, investor, lender or guarantor of any corporation, partnership or other entity, or in any other capacity, directly or indirectly:

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

                           (c)      Executive will not during the term of her
employment with the Company or its successors and assigns, and for a period of 1 year thereafter, solicit any employee or representative of the Company, or attempt to induce or cooperate with any other firm in an attempt to induce any employee or representative to leave the employ or representation of the Company.
                           (d)      If any restriction set forth in this
Section 14 is held to be unreasonable, then Executive agrees, and hereby submits, to the reduction and limitation of such prohibition to such area or period as shall be deemed reasonable.

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

                  15. Equitable Relief. Executive agrees and acknowledges that a breach by her of any of the promises contained in this Agreement will cause irreparable damage to the Company and that it will be impossible to estimate the damage suffered by the Company in the event of any breach. Executive, therefore, agrees that the Company shall be entitled as a matter of course to specific performance as well as temporary and permanent injunctive relief from any court of competent jurisdiction, thereby preventing further breach of this Agreement. Each party further agrees that each party will bear its own expenses, including costs and reasonable attorneys' fees, incurred in connection with such a suit.

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

                  18. Assignment. Executive acknowledges that the services to be rendered by him hereunder are unique and personal. Accordingly, Executive may not assign any of her rights or delegate any of her duties or obligations hereunder without the prior written consent of the Company. Upon such consent, the rights and obligations of Executive under this Agreement shall be binding upon her heirs, assigns and legal representatives.

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

                           If to Executive:

                                  Janet Knowles
                                  _______________________
                                  _______________________

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


                                       METROLOGIC INSTRUMENTS, INC.

                                       By:/s/C. Harry Knowles

                                       Title: Chief Executive Officer


                                        EXECUTIVE

                                        /s/Janet H. Knowles

                                   EXHIBIT A



                           TERMINATION CERTIFICATION


1. This Termination Certification is executed in accordance with the Employment Agreement effective as of ______________ (the "Agreement") between Metrologic Instruments, Inc., a New Jersey corporation (the "Company"), and Janet Knowles, as employee, in connection with the termination of her employment with the Company. Capitalized terms used but not otherwise defined herein shall have the same meaning as set forth in the Agreement.

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



Dated: _____________________                _____________________________
                                                     Janet Knowles

                                   SCHEDULE I

                                GEOGRAPHIC SCOPE


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

EXHIBIT 10.25



                     AMENDED AND RESTATED CREDIT AGREEMENT

                                  by and among

                          METROLOGIC INSTRUMENTS, INC.

                                      and

                        ADAPTIVE OPTICS ASSOCIATES, INC.

                                      and

                          THE GUARANTORS PARTY HERETO

                                      and

                             THE BANKS PARTY HERETO

                                      and

                    PNC BANK, NATIONAL ASSOCIATION, As Agent



                            Dated as of July 9, 2002

                               TABLE OF CONTENTS

1.  CERTAIN DEFINITIONS....................................................2
         1.1      Certain Definitions......................................2
         1.2      Construction............................................22
         1.3      Accounting Principles...................................23
         1.4      Amendment and Restatement...............................23


2.  REVOLVING CREDIT FACILITY.............................................24
         2.1      Revolving Credit Commitments............................24
         2.1A     Special Overadvance.....................................25
         2.2      Nature of Banks' Obligations with Respect to
                        Revolving Credit Loans............................26
         2.3      Commitment Fee..........................................26
         2.4      Amendment Fee...........................................26
         2.5      Revolving Credit Loan Requests..........................26
         2.6      Making Revolving Credit Loans...........................27
         2.7      Revolving Credit Notes..................................28
         2.8      Establishment of a Blocked Accounts.....................28
         2.9      Letter of Credit Subfacility............................30
         2.10     Settlement Procedures...................................30


3.  TERM LOANS............................................................32
         3.1      Term Loan...............................................32
         3.2      Intentionally Deleted...................................32
         3.3      Intentionally Deleted...................................32
         3.4      Term Loan Notes.........................................32
         3.5      [Intentionally Omitted].................................32


4.  INTEREST RATES........................................................32
         4.1      Interest Rate...........................................32
                  4.1.1        Intentionally Deleted......................32
                  4.1.2        Intentionally Deleted......................32
                  4.1.3        Intentionally Deleted......................33
         4.2      Intentionally Deleted...................................33
         4.3      Interest After Default..................................33
                  4.3.1        Letter of Credit Fees, Interest Rate.......33
                  4.3.2        Other Obligations..........................33
                  4.3.3        Acknowledgment.............................33
         4.4      Intentionally Deleted...................................33
         4.5      Intentionally Deleted...................................33


5.  PAYMENTS..............................................................33
         5.1      Payments................................................33
         5.2      Pro Rata Treatment of Banks.............................34
         5.3      Interest Payment Dates..................................34
         5.4      Voluntary Prepayments...................................34
         5.5      Voluntary Reduction of Commitments......................35
         5.6      Mandatory Prepayments...................................35
                  5.6.1        Excess Cash Flow...........................35
                  5.6.2        Sale of Assets; Sale of Debt or Preferred
                                  Equity..................................36
                  5.6.3        Sale of Capital Stock......................36
                  5.6.4        Casualty Event.............................36
                  5.6.5        Application of Mandatory Prepayments.......37
                  5.6.6        Tax Refunds................................37
                  5.6.7        Life Insurance Proceeds....................37
         5.7      Additional Compensation in Certain Circumstances........37
                  5.7.1        Increased Costs or Reduced Return
                                  Resulting from Taxes, Reserves, Capital
                                  Adequacy Requirements, Expenses, Etc....37
                  5.7.2        Indemnity..................................38

6.  REPRESENTATIONS AND WARRANTIES........................................39
         6.1      Representations and Warranties..........................39
                  6.1.1        Organization and Qualification.............39
                  6.1.2        Capitalization and Ownership...............39
                  6.1.3        Subsidiaries...............................39
                  6.1.4        Power and Authority........................40
                  6.1.5        Validity and Binding Effect................40
                  6.1.6        No Conflict................................40
                  6.1.7        Litigation.................................41
                  6.1.8        Title to Properties........................41
                  6.1.9        Financial Statements.......................41
                  6.1.10       Use of Proceeds; Margin Stock..............42
                  6.1.11       Full Disclosure............................42
                  6.1.12       Taxes......................................43
                  6.1.13       Consents and Approvals.....................43
                  6.1.14       No Event of Default; Compliance with
                                  Instruments.............................43
                  6.1.15       Patents, Trademarks, Copyrights,
                                  Licenses, Etc...........................43
                  6.1.16       Security Interests.........................44
                  6.1.17       [Intentionally Omitted]....................44
                  6.1.18       Status of the Pledged Collateral...........44
                  6.1.19       Insurance..................................44
                  6.1.20       Compliance with Laws.......................45
                  6.1.21       Material Contracts; Burdensome
                                  Restrictions............................45
                  6.1.22       Investment Companies; Regulated Entities...45
                  6.1.23       Plans and Benefit Arrangements.............45
                  6.1.24       Employment Matters.........................47
                  6.1.25       Environmental Matters......................47
                  6.1.26       Year 2000..................................48
                  6.1.27       Senior Debt Status.........................48
                  6.1.28       Holoscan...................................48
                  6.1.29       Deposit Accounts, Etc......................49
                  6.1.30       Year 2001 Tax Return.......................49
                  6.1.31       Material License Agreements................49
         6.2      Updates to Schedules....................................49


7.  CONDITIONS OF LENDING AND ISSUANCE OF LETTERS OF CREDIT...............49
         7.1      Conditions Precedent to Effective Date..................50
         7.2      Each Additional Loan or Letter of Credit................53


8.  COVENANTS.............................................................53
         8.1      Affirmative Covenants...................................53
                  8.1.1        Preservation of Existence, Etc.............53
                  8.1.2        Payment of Liabilities, Including Taxes,
                                 Etc......................................53
                  8.1.3        Maintenance of Insurance...................54
                  8.1.4        Maintenance of Properties and Leases.......54
                  8.1.5        Maintenance of Patents, Trademarks, Etc....54
                  8.1.6        Visitation Rights..........................54
                  8.1.7        Keeping of Records and Books of Account....55
                  8.1.8        Plans and Benefit Arrangements.............55
                  8.1.9        Compliance with Laws.......................55
                  8.1.10       Use of Proceeds............................55
                  8.1.11       Further Assurances.........................56
                  8.1.12       Subordination of Intercompany Loans........56
                  8.1.13       Third-Party Credit Insurance...............56
                  8.1.14       Intentionally Deleted......................56
                  8.1.15       Tax Returns................................56
                  8.1.16       Appraisals.................................56
                  8.1.17       Management Consultant......................57
                  8.1.18       Field Exams................................57

         8.2      Negative Covenants......................................57
                  8.2.1        Indebtedness...............................57
                  8.2.2        Liens......................................58
                  8.2.3        Guaranties.................................59
                  8.2.4        Loans and Investments......................60
                  8.2.5        Dividends and Related Distributions........60
                  8.2.6        Liquidations, Mergers, Consolidations,
                                  Acquisitions............................60
                  8.2.7        Dispositions of Assets or Subsidiaries.....61
                  8.2.8        Affiliate Transactions.....................62
                  8.2.9        Subsidiaries, Partnerships and Joint
                                  Ventures................................62
                  8.2.10       Continuation of or Change in Business......63
                  8.2.11       Plans and Benefit Arrangements.............63
                  8.2.12       Fiscal Year................................64
                  8.2.13       [Intentionally Omitted]....................64
                  8.2.14       Changes in Organizational Documents........64
                  8.2.15       Capital Expenditures and Leases............64
                  8.2.16       Limitation on Negative Pledge Clauses......64
                  8.2.17       Intentionally Deleted......................64
                  8.2.18       Intentionally Deleted......................65
                  8.2.19       Intentionally Deleted......................65
                  8.2.20       Intentionally Deleted......................65
                  8.2.21       Tangible Net Worth.........................65
                  8.2.22       Lease Modification Agreement...............65
                  8.2.23       Supplemental Cash Collateral Promissory
                                  Notes...................................65
         8.3      Reporting Requirements..................................65
         8.4      Special Collateral Provisions...........................65
                  8.4.1        Receivables................................65
                  8.4.2        Inventory..................................68
                  8.4.3        Deposit Accounts; Securities Accounts......68
                  8.4.4        Commercial Tort Claims; Letter of Credit
                                  Rights..................................68
                  8.4.5        Foreign Subsidiaries.......................69
                  8.4.6        License Agreements.........................69
                  8.4.7        Collateral Assignments of Required Life
                                  Insurance Policies......................69


9.  DEFAULT...............................................................70
         9.1      Events of Default.......................................70
                  9.1.1        Payments Under Loan Documents..............70
                  9.1.2        Breach of Warranty.........................70
                  9.1.3        Breach of Negative Covenants or Visitation
                                   Rights.................................70
                  9.1.4        Breach of Other Covenants..................70
                  9.1.5        Defaults in Other Agreements or
                                   Indebtedness...........................71
                  9.1.6        Final Judgments or Order...................71
                  9.1.7        Loan Document Unenforceable................71
                  9.1.8        Uninsured Losses; Proceedings Against
                                   Assets.................................71
                  9.1.9        Notice of Lien or Assessment...............72
                  9.1.10       Insolvency; Right of Contribution..........72
                  9.1.11       Events Relating to Plans and Benefit
                                   Arrangements...........................73
                  9.1.12       Cessation of Business......................73
                  9.1.13       Change of Control..........................73
                  9.1.14       Involuntary Proceedings....................74
                  9.1.15       Voluntary Proceedings......................74
                  9.1.16       Intentionally Deleted......................74
                  9.1.17       Individual Guarantors......................74
         9.2      Consequences of Event of Default........................75
                  9.2.1        Events of Default Other Than Bankruptcy,
                                  Insolvency or Reorganization
                                  Proceedings.............................75
                  9.2.2        Bankruptcy, Insolvency or Reorganization
                                  Proceedings.............................75
                  9.2.3        Set-off....................................75
                  9.2.4        Suits, Actions, Proceedings................76
                  9.2.5        Application of Proceeds....................76
                  9.2.6        Other Rights and Remedies..................77
         9.3      Notice of Sale..........................................77

10.  THE AGENT............................................................77


11.  MISCELLANEOUS........................................................77
         11.1     Modifications, Amendments or Waivers....................77
         11.2     No Implied Waivers; Cumulative Remedies; Writing
                     Required.............................................78
         11.3     Reimbursement and Indemnification of Banks by the
                     Borrowers; Taxes.....................................78
         11.4     Holidays................................................79
         11.5     Funding by Branch, Subsidiary or Affiliate..............79
                  11.5.1       Intentionally Deleted......................79
                  11.5.2       Actual Funding.............................80
         11.6     Notices.................................................80
         11.7     Joint and Several Obligations of Borrowers;
                     Additional Waivers...................................81
         11.8     Severability............................................81
         11.9     Governing Law...........................................82
         11.10    Prior Understanding.....................................82
         11.11    Duration; Survival......................................82
         11.12    Successors and Assigns..................................82
         11.13    Confidentiality.........................................84
                  11.13.1      General....................................84
                  11.13.2      Sharing Information With Affiliates of
                                  the Banks...............................84
         11.14    Counterparts............................................84
         11.15    Agent's or Bank's Consent...............................84
         11.16    Exceptions..............................................85
         11.17    CONSENT TO FORUM; WAIVER OF JURY TRIAL..................85
         11.18    Tax Withholding Clause..................................85
         11.19    Joinder of Guarantors; Foreign Subsidiaries.............86


                         LIST OF SCHEDULES AND EXHIBITS

SCHEDULES

SCHEDULE 1.1(B)   -        COMMITMENTS OF BANKS AND ADDRESSES FOR NOTICES
SCHEDULE 1.1(C)   -        CUSTOMERS WITH SIXTY (60) DAY TERMS
SCHEDULE 6.1.1    -        QUALIFICATIONS TO DO BUSINESS
SCHEDULE 6.1.2    -        CAPITALIZATION
SCHEDULE 6.1.3    -        SUBSIDIARIES
SCHEDULE 6.1.7    -        LITIGATION
SCHEDULE 6.1.8    -        OWNED AND LEASED REAL PROPERTY
SCHEDULE 6.1.13   -        CONSENTS AND APPROVALS
SCHEDULE 6.1.15   -        PATENTS, TRADEMARKS, COPYRIGHTS, LICENSES, ETC.
SCHEDULE 6.1.18   -        PARTNERSHIP AGREEMENTS; LLC AGREEMENTS
SCHEDULE 6.1.19   -        INSURANCE POLICIES
SCHEDULE 6.1.21   -        MATERIAL CONTRACTS
SCHEDULE 6.1.23   -        EMPLOYEE BENEFIT PLAN DISCLOSURES
SCHEDULE 6.1.25   -        ENVIRONMENTAL DISCLOSURES
SCHEDULE 6.1.29   -        DEPOSIT ACCOUNTS, ETC.
SCHEDULE 6.1.31   -        MATERIAL LICENSE AGREEMENTS
SCHEDULE 8.2.1    -        PERMITTED INDEBTEDNESS
SCHEDULE 8.2.2    -        PERMITTED LIENS
SCHEDULE 8.2.4    -        PERMITTED LOANS AND INVESTMENTS


EXHIBITS

EXHIBIT A                  -        FORM OF BORROWING BASE CERTIFICATE
EXHIBIT 2.9                -        LETTERS OF CREDIT
EXHIBIT 8.3                -        REPORTING REQUIREMENTS
EXHIBIT 10                 -        AGENT PROVISIONS

                     AMENDED AND RESTATED CREDIT AGREEMENT

         THIS AMENDED AND RESTATED CREDIT AGREEMENT is dated as of July 9, 2002, and is made by and among METROLOGIC INSTRUMENTS, INC., a New Jersey corporation ("Metrologic"), Adaptive Optics Associates, Inc., a Delaware corporation ("Adaptive"), (Metrologic and Adaptive are each sometimes referred to herein individually as a "Borrower" and collectively as the "Borrowers"), each of the GUARANTORS (as hereinafter defined), the BANKS (as hereinafter defined), and PNC BANK, NATIONAL ASSOCIATION, in its capacity as agent for the Banks under this Agreement (hereinafter referred to in such capacity as the "Agent").

WITNESSETH:

         WHEREAS, the Borrowers, MTLG (as defined herein), the Agent and the Banks are parties to a certain Credit Agreement, dated as of January 8, 2001 (as heretofore amended or otherwise modified, the "Existing Credit Agreement");

         WHEREAS, the Borrowers, MTLG and the Individual Guarantors (as defined herein) also entered into certain Loan Documents with or in favor of the Agent and/or the Banks (as defined in the Existing Credit Agreement) in connection with the Existing Credit Agreement (collectively, the "Existing Loan Documents");

         WHEREAS, contemporaneously with the effectiveness of the Agreement, the Borrowers, MTLG, certain Affiliates of the Borrowers and MTLG, the Agent and the Banks have entered into a certain Acknowledgment, Waiver and Release Agreement (the "Waiver Agreement") with respect to the Specified Events of Default (as defined in the Waiver Agreement);

         WHEREAS, the Borrowers have requested that the Agent and the Banks restructure certain obligations owing by the Borrowers to the Agent and Banks under the Existing Credit Agreement;

         WHEREAS, the Agent and the Banks are willing to restructure certain obligations owing by the Borrowers, but only on the terms and subject to the conditions set forth herein;

         WHEREAS, in connection therewith, the parties have agreed to amend and restate the Existing Credit Agreement pursuant to the terms and subject to the conditions set forth herein.

         NOW, THEREFORE, based on these premises, and in consideration of the mutual promises, representations and warranties, covenants and conditions contained herein and other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, and intending to be legally bound, the parties hereto hereby agree that, effective as of the Effective Date, the Existing Credit Agreement is hereby amended and restated in its entirety as follows:

1.       CERTAIN DEFINITIONS

1.1      Certain Definitions.

         In addition to words and terms defined elsewhere in this Agreement, the following words and terms shall have the following meanings, respectively, unless the context hereof clearly requires otherwise:

                  Adaptive Secret Contracts shall have the meaning set forth in
Section 6.1.21 [Material Contracts; Burdensome Restrictions].

                  Advance Rates shall mean, collectively, the Receivables Advance Rate and the Domestic Inventory Advance Rate.

                  Affiliate as to any Person shall mean any other Person (i) which directly or indirectly controls, is controlled by, or is under common control with such Person, (ii) which beneficially owns or holds 5% or more of any class of the voting or other equity interests of such Person, or (iii) 5% or more of any class of voting interests or other equity interests of which is beneficially owned or held, directly or indirectly, by such Person. Control, as used in this definition, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise, including the power to elect a majority of the directors or trustees of a corporation or trust, as the case may be.

                  Agent shall mean PNC Bank, National Association, and its successors and assigns.

                  Agent's Letter shall mean that term as defined in paragraph 15 of Exhibit 10.

                  Agreement shall mean this Amended and Restated Credit Agreement, as the same may be supplemented or amended from time to time, including all schedules and exhibits.

                  Amendment Fee shall have the meaning set forth in Section 7.1(x) hereof.

                  Asset Sale shall mean any sale, conveyance, assignment, lease, abandonment or other transfer or disposition of properties or assets of the type contemplated by Section 8.2.7(vi) and (vii).

                  Assignment and Assumption Agreement shall mean an Assignment and Assumption Agreement by and among a Purchasing Bank, a Transferor Bank and the Agent, as Agent and on behalf of the remaining Banks in form and substance satisfactory to the Agent.

                  Banks shall mean the financial institutions named on Schedule 1.1(B) and their respective successors and assigns as permitted hereunder, each of which is referred to herein as a Bank.

                  Base Rate shall mean the greater of (i) the interest rate per annum announced from time to time by the Agent at its Principal Office as its then prime rate, which rate may not be the lowest rate then being charged commercial borrowers by the Agent, or (ii) the Federal Funds Effective Rate plus one half percent (1/2% ) per annum.

                  Benefit Arrangement shall mean at any time an "employee benefit plan," within the meaning of Section 3(3) of ERISA, which is neither a Plan nor a Multiemployer Plan and which is maintained, sponsored or otherwise contributed to by any member of the ERISA Group.

                  Blocked Accounts shall have the meaning set forth in Section
2.8 hereof.

                  Borrower Agent shall mean Metrologic.

                  Borrowers shall mean collectively and Borrower shall mean separately Metrologic Instruments, Inc., a corporation organized and existing under the laws of the State of New Jersey and Adaptive Optics Associates, Inc., a corporation organized and existing under the laws of the State of Delaware.

                  Borrowing Base Certificate shall mean a certificate duly executed by an officer of Borrower Agent appropriately completed and in substantially the form of Exhibit A hereto.

                  Borrowing Date shall mean, with respect to any Revolving Credit Loan, the date for the making thereof, which shall be a Business Day.

                  Business Day shall mean any day other than a Saturday or Sunday or a legal holiday on which commercial banks are authorized or required to be closed for business in Philadelphia, Pennsylvania.

                  Capital Expenditures shall mean for any period the sum of all amounts that would, in accordance with GAAP, be included as additions to property, plant, and equipment and other capital expenditures on a consolidated statement of cash flows for the Borrowers for such period.

                  Capital Lease shall mean at any time a lease which the lessee is required to account for as a capital lease on its balance sheet in accordance with GAAP.

                  Capital Lease Obligation shall mean the obligations of any Person, as of the date of determination, to pay rent and other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as Capital Leases.

                  Capital Stock shall mean any and all shares, interests, participation or other equivalents (however designated) of capital stock of a corporation, and all equivalent ownership interests in a Person (other than a corporation) and any and all warrants or options to purchase any of the foregoing.

                  Cash Collateral shall mean cash collateral as defined in the Cash Collateral and Security Agreement.

                  Cash Collateral and Security Agreement shall mean the Cash Collateral and Security Agreement, dated as of January 8, 2001, among the Borrowers and the Agent, as hereafter amended or otherwise modified from time to time.

                  Cash Equivalents shall mean (a) securities with maturities of six months or less from the date of acquisition issued or fully guaranteed or insured by the United States government or agency thereof, (b) certificates of deposit and eurodollar time deposits with maturities of six months or less from the date of acquisition and overnight bank deposits of any Bank or of any commercial bank having capital and surplus in excess of $500,000,000, (c) repurchase obligations of any Bank or of any commercial bank satisfying the requirements of clause (b) of this definition, having a term of not more than seven days with respect to securities issued or fully guaranteed or insured by the United States government, (d) commercial paper of a domestic issuer rated at least A-1 or the equivalent thereof by Standard &Poor's or P-1 or the equivalent thereof by Moody's and in either case maturing within six months or less after the day of acquisition, (e) securities with maturities of six months or less from the date of acquisition issued or fully guaranteed by any state, commonwealth or territory of the United States, by any political subdivision or taxing authority of any such state, commonwealth or territory or by an foreign government, the securities of which state, commonwealth, territory, political subdivision, taxing authority or foreign government (as the case may be) are rated at least A by Standard & Poor's or A by Moody's, (f) securities with maturities of six months or less from the date of acquisition backed by standby letters of credit issued by any Bank or any commercial bank satisfying the requirements of clause (b) of this definition or (g) shares of money market mutual or similar funds which invest exclusively in assets satisfying the requirements of clauses (a) through (f) of this definition.

                  Change of Control shall mean (i) any Person or "group" (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended) other than the Individual Guarantors or their lineal descendents or trusts for the benefit of any of them (A) shall have acquired beneficial ownership of 20% or more of any outstanding class of Capital Stock having ordinary voting power in the election of directors of Metrologic or (B) shall obtain the power (whether or not exercised) to elect a majority of Metrologic's directors or (ii) the Board of Directors of Metrologic shall not consist of a majority of Continuing Directors; "Continuing Directors" shall mean the directors of Metrologic on the Effective Date and each other director, if such other director's nomination for election to the Board of Directors of Metrologic is recommended by a majority of the then Continuing Directors, provided that notwithstanding anything in this definition to the contrary, the transfer of Capital Stock owned by either Individual Guarantor upon their death shall not be deemed a Change of Control.

                  Collateral shall mean, collectively, the Cash Collateral, the Individual Guaranty Pledged Collateral, the Supplemental Cash Collateral, the Pledged Collateral, the UCC Collateral, the Intellectual Property Collateral and the Real Property.

                  Collateral Assignment shall mean the Collateral Assignment of Contract Rights, dated as of January 8, 2001, by the Loan Parties in favor of the Agent, as hereafter amended or otherwise modified from time to time.

                  Commercial Letter of Credit shall mean any Letter of Credit which is a commercial letter of credit issued in respect of the purchase of goods or services by one or more of the Loan Parties in the ordinary course of their business.

                  Commitment shall mean as to any Bank the aggregate of its Revolving Credit Commitment and Term Loan Commitment, and Commitments shall mean the aggregate of the Revolving Credit Commitments and Term Loan Commitments of all of the Banks.

                  Commitment Fee shall have the meaning set forth in Section
2.3 [Commitment Fee].

                  Consolidated Cash Flow from Operations for any period of determination shall mean (i) the sum of net income (before extraordinary items, but taking into consideration extraordinary cash losses), depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus (ii) non-cash credits to net income, in each case of the Borrowers and their respective Subsidiaries for such period determined and consolidated in accordance with GAAP.

                  Contamination shall mean the presence of Regulated Substances in, on, under or emanating to or from the Property, which pursuant to Environmental Laws requires notification or reporting to an Official Body, or which pursuant to Environmental Laws requires the investigation, cleanup, removal or remediation of such Regulated Substances or which otherwise constitutes a violation of Environmental Laws.

                  Customer shall mean and include the account debtor with respect to (and any Person obligated on) any Receivable and/or the prospective purchaser of goods, services or both with respect to any contract or contract right, and/or any party who enters into or proposes to enter into any contract or other arrangement with any Borrower, pursuant to which such Borrower is to deliver any personal property or perform any services.

                  Default Rate shall mean the rates of interest payable under and in accordance with Section 4.3 hereof.

                  Depository Accounts shall have the meaning set forth in
Section 2.8 hereof.

                  Dollar, Dollars, U.S. Dollars and the symbol $ shall mean lawful money of the United States of America.

                  Domestic Inventory Advance Rate shall have the meaning set forth in Section 2.1(a) hereof.

                  Domestic Subsidiary shall mean any direct or indirect Subsidiary of any Loan Party which is not a Foreign Subsidiary.

                  Effective Date shall mean the Business Day on which all the conditions precedent specified in Section 7.1.1 [Conditions Precedent to Effective Date] have been satisfied or waived, which such date shall not be later than July 10, 2002.

                  Eligible Domestic Inventory shall mean and include with respect to each Borrower, Inventory (excluding work in process) wholly-owned by such Borrower valued at the lower of cost or market value, determined on a first-in-first-out basis, which is located in the continental United States and which is not, in the Agent's reasonable opinion, obsolete, slow moving or unmerchantable and which the Agent, in its reasonable discretion, shall not deem ineligible Inventory, based on such considerations as the Agent may from time to time deem appropriate including, without limitation, whether the Inventory is subject to a perfected, first priority security interest in favor of the Agent and whether the Inventory conforms to all standards imposed by any governmental agency, division or department thereof which has regulatory authority over such goods or the use or sale thereof. Eligible Inventory shall not include Inventory at premises other than those owned and controlled by a Borrower, except that any Inventory which would otherwise be deemed Eligible Inventory that is not located at premises owned and operated by a Borrower shall nevertheless be considered Eligible Inventory: (i) as to locations which are leased by a Borrower, if the Agent shall have received a landlord's waiver acceptable to the Agent from the owner and lessor of such location, duly authorized, executed and delivered by such owner and lessor, or if the Agent shall not have received such landlord's waiver (or the Agent shall determine to accept a landlord's waiver that does not include all required provisions or provisions in the form otherwise required by the Agent), the Agent may, at its option, nevertheless consider Inventory at such location to be Eligible Inventory to the extent the Agent shall have established such reserves against the Formula Amount in respect of amounts at any time payable by such Borrower to the owner and lessor thereof as the Agent shall determine, and (ii) as to locations owned and operated by a third person, if the Agent shall have received a landlord's waiver acceptable to the Agent from such owner and operator with respect to such location, duly authorized, executed and delivered by such owner and operator or if the Agent shall not have received such landlord's waiver (or the Agent shall determine to accept a landlord's waiver that does not include all required provisions or provisions in the form otherwise required by the Agent), the Agent may, at its option, nevertheless consider Inventory at such location to be Eligible Inventory to the extent the Agent shall have established such reserves against the Formula Amount in respect of amounts at any time payable by such Borrower to the owner and operator thereof as the Agent shall determine, and in addition, if required by the Agent, if the Agent shall have received: (A) UCC financing statements between the owner and operator, as consignee or bailee and such Borrower, as consignor or bailor, in form and substance satisfactory to the Agent, which are duly assigned to the Agent and (B) a copy of written notice to any lender to the owner and operator of the first priority security interest in such Inventory of the Agent.

                  Eligible Receivables shall mean and include with respect to each Borrower, each Receivable wholly-owned by such Borrower arising in the ordinary course of such Borrower's business and which the Agent, in its reasonable credit judgment, shall deem to be an Eligible Receivable, based on such considerations as the Agent may from time to time deem appropriate. A Receivable shall not be deemed eligible unless such Receivable is subject to the Agent's first priority perfected security interest and no other Lien (other than Permitted Liens), and is evidenced by an invoice or other documentary evidence reasonably satisfactory to the Agent. In addition, no Receivable shall be an Eligible Receivable if:

                  (a) it arises out of a sale made by any Borrower to an Affiliate of any Borrower or to a Person controlled by an Affiliate of any Borrower;

                  (b) it is (i) in the case of Receivables owing by Customers other than Customers listed on Schedule 1.1(C) hereto, first due more than forty-five (45) days after the corresponding sale of goods or performance of services, or it is due or unpaid more than ninety (90) days after the original invoice date, or (ii) in the case of Receivables owing by Customers listed on
Schedule 1.1(C), first due more than sixty (60) days after the corresponding sale of goods or performance of services, or it is due or unpaid more than one hundred and twenty (120) days after the original invoice date and otherwise acceptable to the Agent in its sole discretion;

                  (c) fifty percent (50%) or more of the Receivables from such Customer are not deemed Eligible Receivables hereunder. Such percentage may, in the Agent's reasonable discretion, be increased or decreased from time to time;

                  (d) any covenant, representation or warranty contained in this Agreement with respect to such Receivable has been breached;

                  (e) the Customer shall (i) apply for, suffer, or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property or call a meeting of its creditors for debt adjustment or reorganization purposes, (ii) admit in writing its inability, or be generally unable, to pay its debts as they become due or cease operations of its present business, (iii) make a general assignment for the benefit of creditors, (iv) commence a voluntary case under any state or federal bankruptcy laws (as now or hereafter in effect), (v) be adjudicated a bankrupt or insolvent, (vi) file a petition seeking to take advantage of any other law providing for the relief of debtors,
(vii) acquiesce to, or fail to have dismissed, any petition which is filed against it in any involuntary case under such bankruptcy laws, or (viii) take any action for the purpose of effecting any of the foregoing;

                  (f) the Receivable arises from the sale is to a Customer outside the continental United States of America, unless the sale is (i) on letter of credit, guaranty or acceptance terms, in each case acceptable to Agent in its sole discretion or (ii) subject to credit insurance payable to the Agent issued by an insurer and on terms and in an amount acceptable to Agent in its sole discretion;

                  (g) the sale to the Customer is on a bill-and-hold, progress billing (such that the obligation of the Customer with respect to such Receivables is conditioned upon such Borrower's satisfactory completion of further performance giving rise thereto), guaranteed sale, sale-and-return, sale on approval, consignment or any other repurchase or return basis or is evidenced by an instrument or chattel paper;

                  (h) the Agent believes, in its reasonable judgment, that collection of such Receivable is insecure or that such Receivable may not be paid by reason of the Customer's financial inability to pay;

                  (i) the Customer is the United States of America, any state or any department, agency or instrumentality of any of them, unless the applicable Borrower assigns its right to payment of such Receivable to the Agent pursuant to the Assignment of Claims Act of 1940, as amended (31 U.S.C. Sub-Section 3727 et seq. and 41 U.S.C. Sub-Section 15 et seq.) or has otherwise complied with other applicable statutes or ordinances;

                  (j) the goods giving rise to such Receivable have not been shipped to the Customer or the services giving rise to such Receivable have not been performed by the applicable Borrower or the Receivable otherwise does not represent a final sale (i.e., such that the Customer has no right of rescission or return with respect to such sale);

                  (k)      Intentionally Deleted;

                  (l) the Receivable is subject to any offset, deduction, defense, dispute, or counterclaim, or the Customer is also a creditor or supplier of a Borrower or the Receivable is contingent in any respect or for any reason (but the portion of the Receivables owing by any such Customer in excess of the aggregate amount at any time and from time to time owed by such Borrower and its Affiliates to such Customer or claimed owned to such Customer may be deemed Eligible Receivables if such Receivables otherwise satisfy the requirements herein);

                  (m) the applicable Borrower has made any agreement with any Customer for any deduction therefrom, except for (i) discounts or allowances made in the ordinary course of business for prompt payment, or (ii) promotional or marketing programs offered in the ordinary course of such Borrower's business which provide for rebates upon achievement of specified goals, all of which discounts, allowances or rebates are reflected in the calculation of the face value of each respective invoice related thereto or are otherwise easily ascertainable by Agent;

                  (n) any return, rejection or repossession of the merchandise has occurred or the rendition of services has been disputed;

                  (o)      such Receivable is not payable to a Borrower;

                  (p)      Intentionally Deleted;

                  (q) the aggregate amount of such Receivables owing by such Customer and its Affiliates constitutes more than thirty percent (30%) of the aggregate amount of all otherwise Eligible Receivables; or

                  (r) the Customer is located in a jurisdiction requiring the filing of a Notice of Business Activities Report or similar report in order to permit such Borrower to seek judicial enforcement in such jurisdiction of payment of such Receivable, unless such Borrower is qualified to do business in such jurisdiction or has filed a Notice of Business Activities Report or equivalent report for the then current year or such failure to file or inability to seek judicial enforcement is capable of being remedied without any material delay or cost.

                  Environmental Complaint shall mean any written complaint setting forth a cause of action for personal injury or property damage, natural resource damage, contribution or indemnity for response costs, civil penalties, criminal penalties or declaratory or equitable relief arising under any Environmental Law or order, notice of violation, citation, subpoena, request for information or other written notice of any type issued by an Official Body pursuant to any Environmental Law.

                  Environmental Laws shall mean all federal, state, local and foreign Laws pertaining or relating to (i) pollution or pollution control; (ii) protection of human health or environment; (iii) employee safety in the workplace; (iv) the management, generation, processing, treatment, recycling, transport or disposal of Regulated Substances; (v) the presence of Contamination; (vi) the protection of endangered or threatened species; and
(vii) the protection of Environmentally Sensitive Areas.

                  Environmentally Sensitive Area shall mean (i) any wetland as defined by applicable Environmental Laws; (ii) any area designated as a coastal zone pursuant to applicable Laws, including Environmental Laws; (iii) any area of historic or archeological significance as defined by applicable Laws, including Environmental Laws; (iv) habitats of endangered species or threatened species as designated by applicable Laws, including Environmental Laws; or (v) a floodplain or other flood hazard area as defined pursuant to any applicable Laws.

                  ERISA shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

                  ERISA Group shall mean, at any time, the Borrowers and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control and all other entities which, together with the Borrowers, are treated as a single employer under
Section 414 of the Internal Revenue Code.

                  Excess Cash Flow shall be computed as of the close of each fiscal year by taking the result (if positive) of Consolidated Cash Flow from Operations for such fiscal year minus Fixed Charges for such fiscal year. All determinations of Excess Cash Flow shall be based on the immediately preceding fiscal year and shall be made following the delivery by the Borrowers to the Agent of the Borrowers' audited financial statements for such preceding year. Excess Cash Flow shall not include the proceeds of any Tax Refunds which are remitted to the Agent for application to the Obligations in accordance with the terms of this Agreement.

                  Expiration Date shall mean May 31, 2003.

                  Event of Default shall mean any of the events described in
Section 9.1 and referred to therein as an "Event of Default."

                  Facility Fees shall mean the fee referred to in Section 2.4 hereof.

                  Federal Funds Effective Rate for any day shall mean the rate per annum (based on a year of 360 days and actual days elapsed and rounded upward to the nearest 1/100 of 1%) announced by the Federal Reserve Bank of New York (or any successor) on such day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day, as computed and announced by such Federal Reserve Bank (or any successor) in substantially the same manner as such Federal Reserve Bank computes and announces the weighted average it refers to as the "Federal Funds Effective Rate" as of the date of this Agreement; provided, if such Federal Reserve Bank (or its successor) does not announce such rate on any day, the "Federal Funds Effective Rate" for such day shall be the Federal Funds Effective Rate for the last day on which such rate was announced.

                  Fixed Charges shall mean for any period of determination the sum of interest expense, income taxes less any deferred portion, scheduled principal installments on Indebtedness and payments under Capital Leases, in each case of Metrologic and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

                  Foreign Subsidiary shall mean any direct or indirect Subsidiary of any Loan Party organized under the laws of a jurisdiction other than the United States of America, any state thereof or the District of Columbia.

                  Formula Amount shall have the meaning set forth in Section 2.1(a) hereof.

                  GAAP shall mean generally accepted accounting principles as are in effect from time to time, subject to the provisions of Section 1.3, and applied on a consistent basis both as to classification of items and amounts.

                  Guarantor shall mean each of the parties to this Agreement which is designated as a "Guarantor" on the signature page hereof and each other Person which joins this Agreement as a Guarantor after the date hereof pursuant to Section 11.19

                  Guarantor Joinder shall mean a joinder by a Person as a Guarantor under this Agreement, the Guaranty Agreement and the other Loan Documents in form and substance satisfactory to the Agent.

                  Guaranty of any Person shall mean any obligation of such Person guaranteeing or in effect guaranteeing any liability or obligation of any other Person in any manner, contingent or otherwise, whether directly or indirectly, including any agreement to indemnify or hold harmless any other Person, any performance bond or other suretyship arrangement and any other form of assurance against loss, except endorsement of negotiable or other instruments for deposit or collection in the ordinary course of business.

                  Guaranty Agreement shall mean the continuing Agreement of Guaranty and Suretyship Agreement, dated as of January 8, 2001, by MTLG in favor of the Agent, as hereafter amended or otherwise modified from time to time.

                  Indebtedness shall mean, as to any Person at any time, any and all indebtedness, obligations or liabilities (whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, or joint or several) of such Person for or in respect of: (i) borrowed money (including capitalized earnouts, Subordinated Debt and synthetic leases or so-called "off balance sheet loans"), (ii) amounts raised under or liabilities in respect of any note purchase or acceptance credit facility, (iii) reimbursement obligations (contingent or otherwise) under any letter of credit, currency swap agreement, interest rate swap, cap, collar or floor agreement or other interest rate management device, (iv) any other transaction (including forward sale or purchase agreements, capitalized leases and conditional sales agreements) having the commercial effect of a borrowing of money entered into by such Person to finance its operations or capital requirements (but not including trade payables and accrued expenses incurred in the ordinary course of business which are not represented by a promissory note or other evidence of indebtedness and which are not more than thirty (30) days past due), (v) any Guaranty of Indebtedness for borrowed money, or (vi) any Capital Lease Obligations.

                  Individual Guarantors shall mean collectively and Individual Guarantor shall mean separately, Mr. C. Harry Knowles and Mrs. Janet Knowles.

                  Individual Guaranty shall mean that certain Continuing Agreement of Guaranty and Suretyship, dated as of January 8, 2001, by the Individual Guarantors in favor of the Agent, as hereafter amended or otherwise modified from time to time, as affirmed pursuant to the Waiver Agreement.

                  Individual Guaranty Pledge Agreement shall mean that certain Pledge Agreement, dated as of March 30, 2001, by the Individual Guarantors and the Agent, as hereafter amended or otherwise modified from time to time, as affirmed pursuant to the Waiver Agreement.

                  Individual Guaranty Pledged Collateral shall mean shall mean the property of the Individual Guarantors in which security interests are granted to the Agent under the Individual Guaranty Pledge Agreement.

                  Ineligible Security shall mean any security which may not be underwritten or dealt in by member banks of the Federal Reserve System under
Section 16 of the Banking Act of 1933 (12 U.S.C. Section 24, Seventh), as amended.

                  Insolvency Proceeding shall mean, with respect to any Person,
(a) a case, action or proceeding with respect to such Person (i) before any court or any other Official Body under any bankruptcy, insolvency, reorganization or other similar Law now or hereafter in effect, or (ii) for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Loan Party or otherwise relating to the liquidation, dissolution, winding-up or relief of such Person, or (b) any general assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of such Person's creditors generally or any substantial portion of its creditors; undertaken under any Law.

                  Intellectual Property Collateral shall mean all of the property described in the Patent, Trademark and Copyright Security Agreement.

                  Intercompany Subordination Agreement shall mean the Intercompany Subordination Agreement, dated as of January 8, 2001, among the Loan Parties, as hereafter amended or otherwise modified from time to time.

                  Intercreditor Agreement shall mean the Amended and Restated Intercreditor Agreement, dated as of February 2, 2001, among United Technologies Optical Systems, Inc., the Individual Guarantors, the Loan Parties and the Agent, as amended or otherwise modified from time to time.

                  Internal Revenue Code shall mean the Internal Revenue Code of 1986, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

                  Inventory shall mean and include as to each Borrower all of such Borrower's now wholly-owned or hereafter acquired wholly-owned goods, merchandise and other personal property, wherever located, to be furnished under any consignment arrangement, contract of service or held for sale or lease, all raw materials, work in process, finished goods and materials and supplies of any kind, nature or description which are or might be used or consumed in such Borrower's business or used in selling or furnishing such goods, merchandise and other personal property, and all documents of title or other documents representing them.

                  Knowles Debt shall mean the Borrowers' obligation to reimburse C. Harry Knowles and Janet Knowles for any amounts paid by them in connection with the Individual Guaranty as secured by a security agreement by and among C. Harry Knowles, Janet Knowles and the Borrowers.

                  Labor Contracts shall mean all employment agreements, employment contracts, collective bargaining agreements and other agreements among any Loan Party or Subsidiary of a Loan Party and its employees.

                  Law shall mean any law (including common law), constitution, statute, treaty, regulation, rule, ordinance, opinion, release, ruling, order, injunction, writ, decree, consent decree, bond, judgment, authorization, lien or award of any Official Body.

                  Lease Modification Agreement shall have the meaning set forth in Section 7.1(n) hereof.

                  Letter of Credit shall have the meaning set forth in Exhibit 2.9.

                  Letter of Credit Borrowing shall mean an extension of credit resulting from a drawing under any Letter of Credit which shall not have been reimbursed on the date when made and shall not have been converted into a Revolving Credit Loan under the terms of Exhibit 2.9.

                  Letter of Credit Sublimit shall have the meaning assigned to such term in Paragraph 1 of Exhibit 2.9.

                  Letters of Credit Outstanding shall mean at any time the sum of (i) the aggregate undrawn face amount of outstanding Letters of Credit and
(ii) the aggregate amount of all unpaid and outstanding Reimbursement
Obligations.

                  Lien shall mean any mortgage, deed of trust, pledge, lien, security interest, charge or other encumbrance or security arrangement of any nature whatsoever, whether voluntarily or involuntarily given, including any conditional sale or title retention arrangement, and any assignment, deposit arrangement or lease intended as, or having the effect of, security and any filed financing statement or other notice of any of the foregoing (whether or not a lien or other encumbrance is created or exists at the time of the filing).

                  Loan Documents shall mean this Agreement, the Agent's Letter, the Collateral Assignment, the Guaranty Agreement, the Intercompany Subordination Agreement, the Intercreditor Agreement, the Notes, the Patent, Trademark and Copyright Security Agreement, the Pledge Agreement, the Security Agreement, the Cash Collateral and Security Agreement, the Individual Guaranty, the Individual Guaranty Pledge Agreement, the Supplemental Cash Collateral Agreement, the Waiver Agreement and any other agreements, instruments, certificates or documents delivered or contemplated to be delivered under the Existing Loan Agreement, this Agreement or any of the foregoing agreements, or in connection herewith or therewith, as the same may be supplemented or amended from time to time in accordance herewith or therewith, and Loan Document shall mean any of the Loan Documents.

                  Loan Parties shall mean the Borrowers and the Guarantors.

                  Loans shall mean collectively and Loan shall mean separately all Revolving Credit Loans and the Term Loans or any Revolving Credit Loan or Term Loan.

                  Material Adverse Change shall mean any set of circumstances or events which (a) has or could reasonably be expected to have any material adverse effect whatsoever upon the validity or enforceability of this Agreement or any other Loan Document, (b) is or could reasonably be expected to be material and adverse to the business, properties, assets, financial condition, results of operations of the Loan Parties taken as a whole, (c) impairs materially or could reasonably be expected to impair materially the ability of the Loan Parties taken as a whole to duly and punctually pay or perform its Indebtedness, or (d) impairs materially or could reasonably be expected to impair materially the ability of the Agent or any of the Banks, to the extent permitted, to enforce their legal remedies pursuant to this Agreement or any other Loan Document.

                  Material License Agreements shall have the meaning set forth in Section 7.1(l) hereof.

                  Maximum Revolving Credit Amount shall mean Fourteen Million Dollars ($14,000,000).

                  Maximum Special Overadvance shall have the meaning set forth in Section 2.1A(a) hereof.

                  Moody's shall mean Moody's Investors Service, Inc..

                  Mortgage shall mean the Mortgage and Security Agreement, dated as of January 8, 2001, by the Individual Guarantors in favor of the Agent with respect to the Real Property, as hereafter amended or otherwise modified from time to time, as affirmed pursuant to the Waiver Agreement.

                  MTLG shall mean MTLG Investments, Inc., a Delaware corporation and wholly owned Subsidiary of Metrologic.

                  Multiemployer Plan shall mean any employee benefit plan which is a "multiemployer plan" within the meaning of Section 4001(a)(3) of ERISA and to which any Borrower or any member of the ERISA Group is then making or accruing an obligation to make contributions or, within the preceding five Plan years, has made or had an obligation to make such contributions.

                  Multiple Employer Plan shall mean a Plan which has two or more contributing sponsors (including any Borrower or any member of the ERISA Group) at least two of whom are not under common control, as such a plan is described in Sections 4063 and 4064 of ERISA.

                  Net Proceeds shall mean:

                  (i) with respect to any Asset Sale, the amount equal to (i) the sum of (A) the aggregate amount received in cash (including any cash received by way of deferred payment pursuant to a note receivable, other non-cash consideration or otherwise, but only as and when such cash is so received) in connection with such sale or other disposition and (B) the aggregate amount of any tax refunds received or any reduction in tax liability realized by the Borrowers or any of their respective Subsidiaries in connection with such Asset Sale minus (ii) the sum of (A) the principal amount of any Indebtedness which is specifically secured by the asset that is the subject of such Asset Sale (other than Indebtedness assumed by the purchaser of such asset) and which is required to be, and is, repaid in connection with such Asset Sale or other disposition thereof (other than Indebtedness hereunder) and
(B) the reasonable fees, commissions, income taxes and other out-of-pocket expenses incurred by the Borrowers or any of their respective Subsidiaries in connection with such Asset Sale other than to the Borrowers or any Affiliate thereof;

                  (ii) with respect to the sale or issuance of any Capital Stock by the Borrowers or any of their respective Subsidiaries after the Effective Date, the net amount equal to (i) the aggregate amount received in cash in connection with such sale or issuance minus (ii) the reasonable fees, commissions and other out-of-pocket expenses incurred by the Borrowers or any of their respective Subsidiaries in connection with such sale or issuance other than to the Borrowers or any Affiliate thereof; and

                  (iii) with respect to the incurrence of any Indebtedness by the Borrowers or any of their respective Subsidiaries (other than under this Credit Agreement or the Subordinated Debt), the net amount equal to (i) the aggregate amount received in cash from the incurrence of such Indebtedness minus (ii) the sum of (A) the principal amount of any Indebtedness which is immediately repaid in connection with such incurrence (i.e. refinancing) and
(B) the reasonable fees, commissions and other out-of-pocket expenses incurred by the Borrowers or any of their respective Subsidiaries payable to Persons in connection with such incurrence other than to the Borrowers or any Affiliate thereof.

                  Notes shall mean the Revolving Credit Notes and the Term
Notes.

                  Obligations shall mean any obligation or liability of any of the Loan Parties to the Agent or any of the Banks, howsoever created, arising or evidenced, whether direct or indirect, absolute or contingent, now or hereafter existing, or due or to become due, under or in connection with the Existing Loan Agreement, this Agreement, the Waiver Agreement, the Notes, the Letters of Credit, the Agent's Letter or any other Loan Document.

                  Official Body shall mean any national, federal, state, local or other government or political subdivision or any agency, authority, bureau, central bank, commission, department or instrumentality of either, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

                  Participation Advance shall mean, with respect to any Bank, such Bank's payment in respect of its participation in a Letter of Credit Borrowing according to its Ratable Share pursuant to Exhibit 2.9.

                  Partnership Interests shall have the meaning given to such term in Section 6.1.3.

                  Patent, Trademark and Copyright Security Agreement shall mean the Patent, Trademark and Copyright Security Agreement, dated as of January 8, 2001, among the Borrowers and the Agent, as hereafter amended or otherwise modified from time to time.

                  Permitted Liens shall mean those Liens permitted in accordance with Section 8.2.2 [Liens].

                  PBGC shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA or any successor.

                  Person shall mean any individual, corporation, partnership, limited liability company, association, joint-stock company, trust, unincorporated organization, joint venture, government or political subdivision or agency thereof, or any other entity.

                  Plan shall mean at any time an employee pension benefit plan (including a Multiple Employer Plan, but not a Multiemployer Plan) which is covered by Title IV of ERISA or is subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained by any member of the ERISA Group for employees of any member of the ERISA Group or
(ii) has at any time within the preceding five years been maintained by any entity which was at such time a member of the ERISA Group for employees of any entity which was at such time a member of the ERISA Group.

                  Pledge Agreement shall mean the Pledge Agreement, dated as of January 8, 2001, among Metrologic, MTLG and the Agent, as hereafter amended or otherwise modified from time to time.

                  Pledged Collateral shall mean the property of the Loan Parties in which security interests are granted to the Agent under the Pledge Agreement or the Collateral Assignment.

                  PNC Bank shall mean PNC Bank, National Association, its successors and assigns.

                  Potential Default shall mean any event or condition which with notice or passage of time, or any combination of the foregoing, would constitute an Event of Default.

                  Principal Office shall mean the main banking office of the Agent in Philadelphia, Pennsylvania.

                  Prior Security Interest shall mean a valid and enforceable perfected first-priority security interest (i) under the Uniform Commercial Code in the UCC Collateral and (ii) the Pledged Collateral which is subject only to Permitted Liens.

                  Prohibited Transaction shall mean any prohibited transaction as defined in Section 4975 of the Internal Revenue Code or Section 406 of ERISA for which neither an individual nor a class exemption has been issued by the United States Department of Labor.

                  Property shall mean all real property, both owned and leased, of any Loan Party or Subsidiary of a Loan Party.

                  Purchase Money Security Interest shall mean Liens upon tangible personal property securing loans to any Loan Party or Subsidiary of a Loan Party or deferred payments by such Loan Party or Subsidiary for the purchase of such tangible personal property.

                  Purchasing Bank shall mean a Bank which becomes a party to this Agreement by executing an Assignment and Assumption Agreement.

                  Ratable Share shall mean the proportion that a Bank's Commitment bears to the Commitments of all of the Banks.

                  Real Property shall mean the real estate owned on the Effective Date by the Individual Guarantors and located in Blackwood, New Jersey which shall be encumbered by the Mortgage.

                  Receivables shall mean and include, as to each Borrower, all of such Borrower's accounts, contract rights, instruments (including those evidencing indebtedness owed to Borrowers by their Affiliates), documents, chattel paper (including electronic chattel paper), general intangibles relating to accounts, drafts and acceptances, credit card receivables, and all other forms of obligations owing to such Borrower arising out of or in connection with the sale or lease of Inventory or the rendition of services, all supporting obligations, guarantees and other security therefor, whether secured or unsecured, now existing or hereafter created, and whether or not specifically sold or assigned to the Agent hereunder.

                  Receivables Advance Rate shall have the meaning set forth in
Section 2.1(a) hereof.

                  Regulated Substances shall mean, without limitation, any substance, material or waste, regardless of its form or nature, defined as a "hazardous substance," "hazardous waste," "toxic substance," "extremely hazardous substance," "toxic chemical," "toxic waste," "solid waste," "industrial waste," "residual waste," "municipal waste," "special handling waste," "mixed waste," "infectious waste," "chemotherapeutic waste," "medical waste," "regulated substance," "pollutant," or "contaminant" pursuant to Environmental Laws or any other substance, material or waste, regardless of its form or nature, which otherwise is regulated by Environmental Laws, including but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C.ss.ss. 9601 et seq., the Resource Conservation and Recovery Act, 42 U.S.C.ss.ss. 6901 et seq., the Hazardous Materials Transportation Act, 49 U.S.C.ss.ss. 1801 et seq., the Toxic Substances Control Act, 15 U.S.C.ss.ss. 2601 et seq., the Federal Water Pollution Control Act, 33 U.S.C.ss.ss. 1251 et seq., the Federal Safe Drinking Water Act, 42 U.S.C.ss.ss. 300f-300j, the Federal Air Pollution Control Act, 42 U.S.C. 7401 et seq., the Oil Pollution Act, 33 U.S.C.ss.ss. 2701 et seq., the Federal Insecticide, Fungicide and Rodenticide Act, 7 U.S.C.ss.ss. 136 to 136y, the Occupational Safety and Health Act, 29 U.S.C.ss.ss. 651 et seq., each as amended, or any equivalent state or local Law, and any amendments thereto.

                  Regulation U shall mean Regulation U, T or X as promulgated by the Board of Governors of the Federal Reserve System, as amended from time to time.

                  Reportable Event shall mean a reportable event described in
Section 4043 of ERISA and regulations thereunder with respect to a Plan or Multiemployer Plan.

                  Required Banks shall mean

                  (i) if there are no Loans, Reimbursement Obligations or Letter of Credit Borrowings outstanding, Banks whose Commitments aggregate at least one-hundred percent (100%) of the Commitments of all of the Banks, or

                  (ii) if there are Loans, Reimbursement Obligations, or Letter of Credit Borrowings outstanding, any Bank or group of Banks if the sum of the Loans, Reimbursement Obligations and Letter of Credit Borrowings of such Banks then outstanding aggregates at least one-hundred percent (100%) of the total principal amount of all of the Loans, Reimbursement Obligations and Letter of Credit Borrowings then outstanding. Reimbursement Obligations and Letter of Credit Borrowings shall be deemed, for purposes of this definition, to be in favor of the Agent and not a participating Bank if such Bank has not made its Participation Advance in respect thereof and shall be deemed to be in favor of such Bank to the extent of its Participation Advance if it has made its Participation Advance in respect thereof.

                  Required Environmental Permits shall mean all permits, licenses, bonds, approvals or authorizations required under Environmental Laws for the Loan Parties to conduct their respective operations, maintain the Property or equipment thereon or construct and maintain any improvement.

                  Required Environmental Reports shall mean all notices, reports, forms or other filings which pursuant to Environmental Laws must be submitted to an Official Body or which otherwise must be maintained by the Loan Parties.

                  Required Life Insurance Policies shall have the meaning set forth in Section 8.4.7 hereof.

                  Required Prepayment shall mean the prepayments of the Term Loan described in Sections 7.1(v) and (w) hereof.

                  Revolving Credit Commitment shall mean, as to any Bank at any time, the amount initially set forth opposite its name on Schedule 1.1 (B) in the column labeled "Amount of Commitment for Revolving Credit Loans," and thereafter on Schedule I to the most recent Assignment and Assumption Agreement, and Revolving Credit Commitments shall mean the aggregate Revolving Credit Commitments of all of the Banks.

                  Revolving Credit Loans shall mean collectively and Revolving Credit Loan shall mean separately all Revolving Credit Loans or any Revolving Credit Loan made by the Banks or one of the Banks to the Borrowers pursuant to
Section 2.1 or Paragraph 3(b) of Exhibit 2.9.

                  Revolving Credit Notes shall mean collectively and Revolving Credit Note shall mean separately all the Amended and Restated Revolving Credit Notes of the Borrowers of even date herewith in favor of Banks evidencing the Revolving Credit Loans (which such Amended and Restated Revolving Credit Notes amend and restate, but do not constitute a novation, extinguishment or replacement of the Revolving Credit Notes of the Borrowers, dated as of January 8, 2001 and February 5, 2001, respectively, in favor of the Banks), together with all amendments, extensions, renewals, replacements, refinancings or refundings thereof in whole or in part.

                  Revolving Facility Usage shall mean at any time the sum of the Revolving Credit Loans outstanding and the Letters of Credit Outstanding.

                  Section 20 Subsidiary shall mean the Subsidiary of the bank holding company controlling any Bank, which Subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

                  Security Agreement shall mean the Security Agreement, dated as of January 8, 2001, among the Loan Parties and the Agent, as amended by this Agreement and as hereafter amended or otherwise modified from time to time.

                  Seller Note shall mean that certain Subordinated Promissory Note, dated as of November 16, 2001, by MTLG in favor of United Technologies Optical Systems, Inc. in the principal amount of $11,000,000, which replaced two non-negotiable promissory notes of MTLG in favor of United Technologies Optical Systems, Inc., each dated as of January 8, 2001 and each in the original principal amount of $5,000,000 and $6,000,000, respectively.

                  Settlement Date shall mean the Effective Date and thereafter Wednesday of each week (or such day as may be mutually satisfactory to the Agent and the Banks) unless such day is not a Business Day in which case it shall be the next succeeding Business Day.

                  Shares shall have the meaning set forth in Section 6.1.2 [Capitalization and Ownership].

                  Special Overadvance shall have the meaning set forth in
Section 2.1A(a) hereof.

                  Special Overadvance Bank shall have the meaning set forth in
Section 2.1A(a) hereof.

                  Special Overadvance Expiration Date shall have the meaning set forth in Section 2.1A(a) hereof.

                  Special Overadvance Ratable Share shall mean (a) 72.22222% for PNC Bank, National Association, and (b) 27.77778% for Fleet National Bank.

                  Standard & Poor's shall mean Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

                  Standby Letter of Credit shall mean a Letter of Credit issued to support obligations of one or more of the Loan Parties, contingent or otherwise, which finance the working capital and business needs of the Loan Parties incurred in the ordinary course of business.

                  Subordinated Debt shall mean (a) the Indebtedness under the Seller Note (b) the Indebtedness under the Knowles Debt (c) the Indebtedness under the Supplemental Cash Collateral Promissory Notes, and (d) any unsecured Indebtedness of the Borrowers (i) where the payment of the principal of and interest on which and other obligations of the Borrowers in respect thereof are subordinated to the prior payment in full of the principal of and interest (including post-petition interest) on the Obligations and all other obligations and liabilities of the Borrowers to the Agent and the Banks hereunder on terms and conditions satisfactory to the Required Banks and (ii) otherwise containing terms, covenants and conditions satisfactory in form and substance to the Required Banks, as evidenced by the prior written approval thereof.

                  Subsidiary of any Person at any time shall mean (i) any corporation or trust of which 50% or more (by number of shares or number of votes) of the outstanding Capital Stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such Person or one or more of such Person's Subsidiaries, (ii) any partnership of which such Person is a general partner or of which 50% or more of the partnership interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries, (iii) any limited liability company of which 50% or more of the limited liability company interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries or
(iv) any corporation, trust, partnership, limited liability company or other entity which is controlled by such Person or one or more of such Person's Subsidiaries.

                  Subsidiary Shares shall have the meaning assigned to that term in Section 6.1.3.

                  Supplemental Cash Collateral shall mean the One Million Dollars ($1,000,000) of cash collateral (together with all proceeds and products thereof and permitted substitutions, if any, therefor) to be pledged by the Loan Parties which shall be deposited with the Agent and subject to a first and only perfected security interest in favor of the Agent on behalf of the Banks. The source of the Supplemental Cash Collateral shall be the proceeds of the Supplemental Cash Collateral Promissory Notes. Release of the Supplemental Cash Collateral shall be subject to the terms and conditions of the Supplemental Cash Collateral Agreement.

                  Supplemental Cash Collateral Promissory Notes shall have the meaning set forth in Section 7.1.1(q) hereof.

                  Tangible Net Worth shall mean, at any particular date, (a) the aggregate amount of all assets of Borrowers on a consolidated basis as may be properly classified as such in accordance with GAAP consistently applied excluding such other assets as are properly classified as intangible assets under GAAP (including, without limitation, prepaid expenses, deferred taxes, patents, trademarks and other intellectual property rights (whether owner or licensee), licensing fees and goodwill), plus (b) Subordinated Debt, minus (c) the aggregate amount of all liabilities of the Borrowers on a consolidated basis.

                  Tax Refund(s) shall mean all monies that may now or hereafter be due, payable, paid or otherwise recoverable or recovered by any Loan Party, individually, jointly and/or severally, from the Internal Revenue Service, Department of the Treasury, United States of America or any state or local taxing authority for any and all income tax refunds, including interest payable or paid thereon (if any), resulting from the filing of tax return(s), amended tax return(s) and/or claims for refund in respect of any fiscal year, and all amounts, judgments, decrees, settlements and other payments relating to the foregoing.

                  Term Loan shall have the meaning given to such term in
Section 3.1 [Term Loan].

                  Term Loan Outstanding shall have the meaning set forth in
Section 3.1 [Term Loan].

                  Term Loans shall mean collectively all of the Term Loans.

                  Term Loan Commitment shall mean, as to any Bank at any time, the amount initially set forth opposite its name on Schedule 1.1(B) in the column labeled "Amount of Commitment for Term Loans," and thereafter on
Schedule I to the most recent Assignment and Assumption Agreement, and Term Loan Commitments shall mean the aggregate Term Loan Commitments of all of the Banks.

                  Term Notes shall mean collectively and Term Note shall mean separately all the Amended and Restated Term Notes of the Borrowers of even date herewith in favor of Banks evidencing the Term Loans (which such Amended and Restated Term Notes amend and restate, but do not constitute a novation, extinguishment or replacement of the Term Notes of the Borrowers, dated as of January 8, 2001 and February 5, 2001, respectively, in favor of the Banks), together with all amendments, extensions, renewals, replacements, refinancings or refundings thereof in whole or in part.

                  Transferor Bank shall mean the selling Bank pursuant to an Assignment and Assumption Agreement.

                  UCC Collateral shall mean the property of the Loan Parties in which security interests are to be granted under the Security Agreement.

                  Week shall mean the time period commencing with the opening of business on a Wednesday and ending on the end of business the following Tuesday.

                  Year 2001 Tax Return shall have the meaning set forth in
Section 6.1.30 [Year 2001 Tax Return].

                  In addition to the foregoing definitions, the following capitalized terms have the meanings given to them in the referenced sections:
Agent's Letter, Exhibit 10; Annual Statements, 6.1.9(i); Commitment Fee, 2.3; Financial Projections, 6.1.9(ii); Governmental Acts, Exhibit 2.9; Historical Statements, 6.1.9(i); Interim Statements, 6.1.9(i); Letter of Credit, Exhibit 2.9; Letter of Credit Fee, Exhibit 2.9; LLC Interests, 6.1.3; Loan Request, 2.5; Notices, 11.6; Partnership Interests, 6.1.3; Reimbursement Obligation,
Exhibit 2.9; Shares, 6.1.2; Subsidiary Shares, 6.1.3; and Uniform Commercial Code, 6.1.16.

1.2      Construction.

         Unless the context of this Agreement otherwise clearly requires, the following rules of construction shall apply to this Agreement and each of the other Loan Documents: (a) references to the plural include the singular, the plural, the part and the whole; "or" has the inclusive meaning represented by the phrase "and/or," and "including" has the meaning represented by the phrase "including without limitation"; (b) references to "determination" of or by the Agent or the Banks shall be deemed to include good-faith estimates by the Agent or the Banks (in the case of quantitative determinations) and good-faith beliefs by the Agent or the Banks (in the case of qualitative determinations) and such determination shall be conclusive absent manifest error; (c) whenever the Agent or the Banks are granted the right herein to act in its or their sole discretion or to grant or withhold consent such right shall be exercised in good faith; (d) the words "hereof," "herein," "hereunder," "hereto" and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document as a whole and not to any particular provision of this Agreement or such other Loan Document; (e) the section and other headings contained in this Agreement or such other Loan Document and the Table of Contents, preceding this Agreement or such other Loan Document are for reference purposes only and shall not control or affect the construction of this Agreement or such other Loan Document or the interpretation thereof in any respect; (f) article, section, subsection, clause, schedule and exhibit references are to this Agreement or other Loan Document, as the case may be, unless otherwise specified; (g) reference to any Person includes such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement or such other Loan Document, as the case may be, and reference to a Person in a particular capacity excludes such Person in any other capacity; (h) reference to any agreement (including this Agreement and any other Loan Document together with the schedules and exhibits hereto or thereto), document or instrument means such agreement, document or instrument as amended, modified, replaced, substituted for, superseded or restated; (i) relative to the determination of any period of time, "from" means "from and including," "to" means "to but excluding," and "through" means "through and including"; and (j) references to "shall" and "will" are intended to have the same meaning.

1.3      Accounting Principles.

         Except as otherwise provided in this Agreement, all computations and determinations as to accounting or financial matters and all financial statements to be delivered pursuant to this Agreement shall be made and prepared in accordance with GAAP (including principles of consolidation where appropriate), and all accounting or financial terms shall have the meanings ascribed to such terms by GAAP; provided, however, that all accounting terms used in Section 8.2 [Negative Covenants] (and all defined terms used in the definition of any accounting term used in Section 8.2 shall have the meaning given to such terms (and defined terms) under GAAP as in effect on the date hereof applied on a basis consistent with those used in preparing the Annual Statements referred to in Section 6.1.9 (i) [Historical Statements].

1.4      Amendment and Restatement.

(a) The Existing Credit Agreement shall remain in full force and effect in its current form until the Effective Date. On the Effective Date, the Existing Credit Agreement shall be amended and restated (but not novated, extinguished or replaced) as provided in this Agreement and all Loans (as defined in the Existing Credit Agreement) outstanding under the Existing Credit Agreement shall, on the Effective Date, be deemed to be Loans made and outstanding under this Agreement and shall be guaranteed and secured, as applicable, by the other Loan Documents.

(b) Each of the Existing Loan Documents remains in full force and effect and, as of the Effective Date, each Loan Party hereby ratifies and confirms its continuing obligations under the Existing Loan Document to which it is a party, and agrees that all terms and conditions of the Existing Loan Documents shall remain in effect in accordance with their original terms.

(c) Each Loan Party covenants, confirms and agrees that as security for the repayment of the Obligations of the Loan Parties under the Loan Documents, the Agent (for the ratable benefit of the Agent and the Banks) has, and shall continue to have, a continuing first priority, perfected lien on and security interest in the Collateral (which includes, without limitation, all Tax Refunds), all whether now owned or hereafter acquired, created or arising, together with all proceeds, including insurance proceeds thereof, as set forth in the Security Agreement and the other Loan Documents, as applicable, subject to no Liens other than Permitted Liens. Each Loan Party acknowledges and agrees that nothing herein contained in any way impairs the Agent's existing rights and priority in the Collateral.

(d) By its execution and delivery hereof, each Loan Party acknowledges that, effective July 1, 2001, revised Article 9 of the Uniform Commercial Code ("Revised Article 9") became effective in one or more jurisdictions applicable to the transactions contemplated by the Loan Documents. Each Loan Party further acknowledges and agrees that (a) all references to the "UCC," the "Uniform Commercial Code" or any section(s) thereof in the Loan Documents shall be deemed to be references to Revised Article 9 as enacted and in effect from time to time in the State of New Jersey or the corresponding section(s) thereof, as applicable, and (b) to the extent that the description of the Collateral and related terms contained in one or more the Loan Documents encompass categories, types or definitions of collateral contained in former Article 9 of the Uniform Commercial Code, and to the extent that such categories, types or definitions are given broader meaning under Revised Article 9, all such categories, types and definitions encompassed in the description of the Collateral and related terms in the Loan Documents shall have the meanings ascribed thereto under Revised Article 9. In furtherance of the foregoing, each of the Loan Parties agrees that from time to time, at the expense of the Borrowers, the Loan Parties will promptly authorize or execute and deliver, as appropriate, all further instruments and documents, and take all further action, that the Agent may reasonably request, in order to perfect and protect any pledge, assignment or security interest granted or purported to be granted under the Security Agreement or the other Loan Documents or to enable the Agent to exercise and enforce its rights and remedies thereunder with respect to any Collateral. The Loan Parties appoint the Agent and its agents and designees, their attorney-in-fact, to execute in their name and behalf any documents in this regard, including, without limitation, UCC financing statements or amendments thereto, which power is coupled with an interest, and irrevocable, until all Obligations have been paid in full. The Loan Parties release the Lender Parties and their respective officers, employees, agents, and designees from any liability arising from any act or acts in connection with such action(s) or in furtherance thereof, whether of admission or omission and whether based on any error of judgment or mistake of law or fact, other than arising from the gross negligence or willful misconduct of such Lender Party.

2.       REVOLVING CREDIT FACILITY

2.1      Revolving Credit Commitments.

(a) Subject to the terms and conditions set forth in this Agreement, each Bank, severally and not jointly, will make Revolving Credit Loans (other than the Special Overadvance) to the Borrowers in aggregate amounts outstanding at any time equal to such Bank's Ratable Share of the lesser of (x) the Maximum Revolving Credit Amount less the aggregate amount of outstanding Letters of Credit Outstanding and (y) an amount equal to the sum of:

(i) up to eighty-five percent (85%) ("Receivables Advance Rate") of Eligible Receivables, plus

(ii) up to the lesser of (A) fifty percent (50%) ("Inventory Advance Rate") of the value of the Eligible Domestic Inventory and (B) Seven Million Five Hundred Thousand Dollars ($7,500,000) in the aggregate at any one time, minus

(iii) the aggregate amount of outstanding Letters of Credit Outstanding, minus

(iv) a reserve in the amount of Seventy-Five Thousand Dollars ($75,000) until all Indebtedness, and Liens associated therewith, with respect to Banker's Leasing Assoc., Inc., Bankers/Softech, a division of EAB Leasing and any of their respective Affiliates, shall have been satisfied and released to the satisfaction of the Agent, together with such additional reserves as the Agent may reasonably deem proper and necessary from time to time, provided that Agent shall give Borrower Agent thirty (30) days' written notice prior to the implementation thereof.

                  The amount derived from the sum of (x) Sections 2.1(a)(y)(i) and (ii) minus (y) Section 2.1(a)(y)(iii) and (iv) at any time and from time to time shall be referred to as the "Formula Amount". For avoidance of doubt, as Eligible Receivables are collected, such Receivables shall no longer be included in the calculation of the Formula Amount.

         2.1A     Special Overadvance.

                  (a) Subject to the terms and conditions set forth in this Agreement and so long as, on the applicable Borrowing Date, (i) the Formula Amount, minus (ii) sum of (A) the aggregate outstanding principal balance of the Revolving Credit Loans (other than the Special Overadvance), plus (B) the outstanding Letter of Credit Outstandings, is less than or equal to zero, PNC Bank, National Association and Fleet National Bank, in their capacity as Banks (for such purpose, each a "Special Overadvance Bank"), will, severally and not jointly, make special cash advances (in the aggregate, the "Special Overadvance") available to the Borrowers on and after the Effective Date and through but not including January 1, 2003 (the "Special Overadvance Expiration Date") in aggregate amounts outstanding at any time equal to such Special Overadvance Bank's Special Overadvance Ratable Share of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000) (the "Maximum Special Overadvance").

                  (b) In no event may the aggregate outstanding principal balance of the Revolving Credit Loans (including the Special Overadvance), plus the outstanding Letters of Credit Outstanding exceed the Maximum Revolving Credit Amount.

                  (c) The unpaid Special Overadvance and all accrued and unpaid interest thereon shall be due and payable in full on the Special Overadvance Expiration Date subject to earlier prepayment as herein provided.

                  (d) Interest on the Special Overadvance shall accrue and be calculated in the same manner as interest on all Loans.

                  (e) The term "Revolving Credit Loans," unless otherwise expressly set forth to the contrary, shall include the Special Overadvance.

                  (f) Collections of Receivables and proceeds of other Collateral (other than equipment and real estate) shall in all events be applied (and the Agent is hereby authorized to apply such funds) first to repayment of the Special Overadvance and then as provided in Section 2.8 [Establishment of Blocked Accounts]; provided, however, that if the Obligations have been accelerated and the Commitments have been terminated then all proceeds of Collateral shall, notwithstanding anything to the contrary contained herein, be applied in accordance with Section 9.2.5 [Application of Proceeds].

2.2      Nature of Banks' Obligations with Respect to Revolving Credit Loans.

         Each Bank shall be obligated to participate in each request for Revolving Credit Loans pursuant to Section 2.5 [Revolving Credit Loan Requests] in accordance with its Ratable Share (or, in the case of Revolving Credit Loans constituting the Special Overadvance requested of each Special Overadvance Bank, in accordance with its Special Overadvance Ratable Share). The aggregate of each Bank's Revolving Credit Loans outstanding hereunder to the Borrowers at any time shall never exceed its Revolving Credit Commitment minus its Ratable Share of the Letter of Credit Outstandings. The obligations of each Bank hereunder are several. The failure of any Bank to perform its obligations hereunder shall not affect the Obligations of the Borrowers to any other party nor shall any other party be liable for the failure of such Bank to perform its obligations hereunder. The Banks shall have no obligation to make Revolving Credit Loans hereunder on or after the Expiration Date.

2.3      Commitment Fee.

         Accruing from the date hereof until the Expiration Date, the Borrowers jointly and severally agree to pay to the Agent for the account of each Bank, as consideration for such Bank's Revolving Credit Commitment hereunder, a nonrefundable commitment fee (the "Commitment Fee") equal to one-half of one percent (.50%) per annum computed (on the basis of a year of 360 days and actual days elapsed) on the average daily difference between the amount of (i) such Bank's Revolving Credit Commitment as the same may be constituted from time to time and the (ii) the sum of such Bank's Revolving Credit Loans outstanding plus its Ratable Share of Letters of Credit Outstanding. All Commitment Fees shall be payable in arrears on the first Business Day of each month after the date hereof and on the Expiration Date or upon acceleration of the Notes.

2.4      Amendment Fee.

         The Borrowers jointly and severally agree to pay to the Agent for the ratable account of each Bank, as consideration for such Bank entering into this Agreement and the Waiver Agreement, the Amendment Fee payable on the Effective Date.

2.5      Revolving Credit Loan Requests.

         Except as otherwise provided herein, Borrower Agent may from time to time prior to the Expiration Date request Banks to make Revolving Credit Loans by delivering to the Agent, not later than 10:00 a.m., Philadelphia, Pennsylvania time, on the proposed Borrowing Date, a duly completed request therefor in the form provided by the Agent (each a "Loan Request"). Each Loan Request shall be irrevocable and shall specify (i) the proposed Borrowing Date and (ii) the aggregate amount of the proposed Revolving Credit Loans. Should any amount required to be paid as interest hereunder, or as fees or other charges under this Agreement or any other agreement with the Agent or the Banks, or with respect to any other Obligation, become due, same shall be deemed a request for a Revolving Credit Loan as of the date such payment is due, in the amount required to pay in full such interest, fee, charge or Obligation under this Agreement or any other agreement with the Agent or the Banks, and such request shall be irrevocable.

2.6      Making Revolving Credit Loans.

(a) The Agent shall, promptly (but in any event, prior to 11:00 a.m. on the applicable Borrowing Date) after receipt by it of a Loan Request pursuant to
Section 2.5 [Revolving Credit Loan Requests], notify the Banks of its receipt of such Loan Request specifying: (i) the proposed Borrowing Date and the time and method of disbursement of the Revolving Credit Loans requested thereby;
(ii) the amount of each such Revolving Credit Loan and (iii) the apportionment among the Banks of such Revolving Credit Loans as determined by the Agent in accordance with Section 2.2 [Nature of Banks' Obligations]. Each Bank shall remit its Ratable Share or Special Overadvance Ratable Share (as applicable) of the principal amount of each Revolving Credit Loan to the Agent in accordance with Section 2.10 [Settlement Procedures]. Notwithstanding the foregoing, unless a Bank has notified the Agent in writing prior to 12:00 p.m., Philadelphia, Pennsylvania time on the applicable Borrowing Date of such Bank's intention not to fund the requested Revolving Credit Loans, the Agent shall be entitled to fund with its own funds the Revolving Credit Loans of such Bank on such Borrowing Date, and such Bank shall be subject to the repayment obligation in Section 2.10 [Settlement Procedures].

(b) All Revolving Credit Loans shall be disbursed from whichever office or other place the Agent may designate from time to time and, together with any and all other Obligations of Borrowers to the Agent or the Banks, shall be charged to Borrowers' loan account on the Agent's books. After the Effective Date and prior to the Expiration Date, Borrowers may use the Revolving Credit Loans by borrowing, prepaying and reborrowing, all in accordance with the terms and conditions hereof. The proceeds of each Revolving Credit Loan requested by Borrower Agent or deemed to have been requested by Borrowers under Section 2.5 hereof shall, with respect to requested Revolving Credit Loans to the extent Banks make such Revolving Credit Loans, be made available to the applicable Borrower on the day so requested by way of credit to such Borrower's operating account at PNC Bank, National Association, or such other bank as such Borrower may designate following notification to the Agent, in immediately available federal funds or other immediately available funds or, with respect to Revolving Credit Loans deemed to have been requested by any Borrower, be disbursed to the Agent to be applied to the outstanding Obligations giving rise to such deemed request.

(c) Nothing in this Section 2.6 is intended to limit, or shall be construed to limit, the several (but not joint) obligations of the Banks to make Revolving Credit Loans in accordance with the terms of this Agreement.

2.7      Revolving Credit Notes.

         The Obligation of the Borrowers to repay the aggregate unpaid principal amount of the Revolving Credit Loans made to it by each Bank, together with interest thereon, shall be joint and several obligations of the Borrowers and shall be evidenced by a Revolving Credit Note payable to the order of such Bank in a face amount equal to the Revolving Credit Commitment of such Bank. The Revolving Credit Loans shall be due and payable in full on the Expiration Date subject to earlier prepayment as herein provided. The aggregate balance of Revolving Credit Loans (other than the Special Overadvance) outstanding at any time in excess of the lesser of (a) the Formula Amount and
(b) the Maximum Revolving Credit Amount shall be immediately due and payable without the necessity of any demand, whether or not a Potential Default or Event of Default has occurred.

2.8      Establishment of a Blocked Accounts.

(a) Borrowers shall establish and maintain one or more blocked accounts (collectively, the "Blocked Accounts") with the Agent or another depository institution acceptable to the Agent pursuant to written agreement(s) acceptable to the Agent into which Borrowers shall promptly deposit and direct its Customers, wherever located, to directly remit all proceeds of Collateral in the identical form in which such proceeds are received, whether in cash, by check or other manner. All payments made to such Blocked Accounts and other funds received and collected by the Agent or any Bank, whether as proceeds of Collateral or otherwise, shall be treated as payments to the Agent and the Banks in respect of the Obligations and therefore shall constitute the property of the Agent and the Banks to the extent of the then outstanding Obligations. Neither the Agent nor any Bank assumes any responsibility for such blocked account arrangement, including without limitation, any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder, except with respect to Agent's or any Bank's willful misconduct with respect thereto. Alternatively, the Agent may establish depository accounts (collectively, the "Depository Accounts") in the name of the Agent at a bank or banks for the deposit of such funds pursuant to written agreement(s) acceptable to the Agent and the Borrowers shall deposit all proceeds of Collateral or cause same to be deposited, in kind, in such Depository Accounts of the Agent in lieu of depositing same to the Blocked Accounts.

(b) Loan Parties shall cause the Foreign Subsidiaries to collect the proceeds of accounts receivable and general intangibles of the Foreign Subsidiaries and to remit such proceeds (net of a cash level acceptable to the Agent for each Foreign Subsidiary to be maintained at such Foreign Subsidiary in the case of the proceeds referred to in the foregoing clause (ii)) on a bi-weekly basis (or more frequently if reasonably requested by the Agent) to a separate Blocked Account (or Depository Account, if applicable) designated by the Agent; provided, however, that if one or more of the Foreign Subsidiaries obtains financing in accordance with Section 8.2.1(vii) hereof, then the Loan Parties' obligations under this Section 2.8(b) as they pertain to the proceeds of accounts receivable and general intangibles of such Foreign Subsidiaries shall cease (it being understood and agreed that such obligations as they pertain to the proceeds of accounts receivable and general intangibles of the other Foreign Subsidiaries shall remain in full force and effect).

(c) Each Borrower recognizes that the amounts evidenced by checks, notes, drafts or any other items of payment relating to and/or proceeds of Collateral may not be collectible by the Agent on the date received. In consideration of the Agent's agreement to conditionally credit Borrowers' loan account on the Agent's books as of the Business Day on which the Agent receives those items of payment, each Borrower agrees that, in computing the charges under this Agreement, all items of payment shall be deemed applied by the Agent on account of the Obligations one (1) Business Day after the Business Day the Agent receives final payment thereof. The Agent is not, however, required to credit Borrowers' loan account for the amount of any item of payment which is unsatisfactory to the Agent and the Agent may charge Borrowers' loan account for the amount of any item of payment which is returned to the Agent unpaid.

(d) Each Loan Party and their respective shareholders, members, directors, employees, agents, Subsidiaries or other Affiliates shall, acting as trustee for the Agent, receive, as the property of the Agent, any monies, checks, notes, drafts or any other payment relating to and/or proceeds of Collateral which come into their possession or under their control and immediately upon receipt thereof, shall deposit or cause the same to be deposited in the Blocked Accounts, or remit the same or cause the same to be remitted, in kind, to the Agent. In no event shall the same be commingled with any Loan Party's own funds.

(e) As additional security for the prompt payment and performance to the Agent and each Bank of the Obligations, each Borrower hereby assigns, pledges and grants to the Agent for its benefit and for the ratable benefit of each Bank a continuing security interest in and to the Blocked Accounts and the Depository Accounts, whether now owned or existing or hereafter acquired or arising and wheresoever located. Each Borrower agrees to take all steps necessary or advisable, as determined by the Agent, to establish the Agent's "control" (as defined in the Uniform Commercial Code of any applicable jurisdiction) thereof, including, without limitation, entering into one or more "control" agreements with the Agent and any depository institution which maintains any Blocked Account or Depository Account.

(f) Borrowers agree to reimburse the Agent on demand for any amounts owed or paid to any bank at which any Blocked Account or Depository Account is established or any other bank or person involved in the transfer of funds to or from the Blocked Accounts or the Depository Accounts arising out of the Agent's payments to or indemnification of such bank or person. The obligations of Borrower to reimburse the Agent for such amounts pursuant to this Section 2.8(e) shall survive the termination of this Agreement.

(g) All payments made to the Blocked Accounts, or otherwise received and collected by the Agent or any Bank, constituting proceeds of Receivables and Inventory shall, subject to Section 9.2.5 [Application of Proceeds], be applied in the following order:

(i) first, to pay any fees, indemnities or expense reimbursements then due to the Agent and the Banks from any Loan Party;

(ii)     second, to pay interest in respect of the Revolving Loans;

(iii)    third, to pay principal due in respect of the Revolving Loans;

(iv) fourth, to pay or prepay any other Obligations whether or not then due, in such order and manner as the Agent determines.

All other payments made to such Blocked Accounts and other funds received and collected by the Agent or any Bank (other than prepayments made pursuant to Section 5.6 [Mandatory Prepayments], which shall be applied in accordance with such Section), whether as proceeds of Collateral or otherwise, shall, subject to Section 9.2.5 [Application of Proceeds], be applied in such order and manner as the Agent determines.

2.9      Letter of Credit Subfacility.

         The Letters of Credit, in the aggregate amount not to exceed the Letter of Credit Sublimit, shall be described and governed by the provisions of
Exhibit 2.9.

2.10     Settlement Procedures.

                  2.10.1 Notwithstanding anything to the contrary contained in Sections 2.6(a) (but subject to Section 2.10.5 hereof) [Making Revolving Credit Loans] and 5.1 [Payments], commencing with the first Business Day following the Effective Date, each borrowing of Revolving Credit Loans shall be advanced by the Agent and each payment by the Borrowers on account of Revolving Credit Loans shall be applied first to those Revolving Credit Loans advanced by Agent. On or before 1:00 P.M., Philadelphia, Pennsylvania time, on each Settlement Date commencing with the first Settlement Date following the Effective Date, the Agent and the Banks shall make certain payments as follows: (I) if the aggregate amount of new Revolving Credit Loans made by the Agent during the preceding Week (if any) exceeds the aggregate amount of repayments applied to outstanding Revolving Credit Loans during such preceding Week, then each Bank shall provide the Agent with funds in an amount equal to its applicable Ratable Share and/or Special Overadvance Ratable Share (as applicable) of the difference between (w) such Revolving Credit Loans and (x) such repayments and
(II) if the aggregate amount of repayments applied to outstanding Revolving Credit Loans during such Week exceeds the aggregate amount of new Revolving Credit Loans made during such Week, then the Agent shall provide each Bank with funds in an amount equal to its applicable Ratable Share and/or Special Overadvance Ratable Share (as applicable) of the difference between (y) such repayments and (z) such Revolving Credit Loans.

2.10.2 Each Bank shall be entitled to earn interest at the applicable interest rate on outstanding Revolving Credit Loans which it has actually funded.

2.10.3 Promptly following each Settlement Date, Agent shall submit to each Bank a certificate with respect to payments received and Revolving Credit Loans made during the Week immediately preceding such Settlement Date. Such certificate of Agent shall be conclusive in the absence of manifest error.

2.10.4 If any Bank (a "benefited Bank") shall at any time receive any payment of all or part of its Loans, or interest thereon, or receive any Collateral in respect thereof (whether voluntarily or involuntarily or by set-off) in a greater proportion than any such payment to and Collateral received by any other Bank, if any, in respect of such other Bank's Loans, or interest thereon, and such greater proportionate payment or receipt of Collateral is not expressly permitted hereunder, such benefited Bank shall purchase for cash from the other Banks a participation in such portion of each such other Bank's Loans, or shall provide such other Bank with the benefits of any such Collateral, or the proceeds thereof, as shall be necessary to cause such benefited Bank to share the excess payment or benefits of such Collateral or proceeds ratably with each of the other Banks; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such benefited Bank, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. Each Bank so purchasing a portion of another Bank's Loans may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as fully as if such Bank were the direct holder of such portion.

2.10.5 Unless Agent shall have been notified in accordance with Section 2.6(a) [Making Revolving Credit Loans] by any Bank that such Lender will not make the amount which would constitute its applicable Ratable Share and/or Special Overadvance Ratable Share (as applicable) of the Revolving Credit Loans available to the Agent, the Agent may (but shall not be obligated to) assume that such Bank shall make such amount available to the Agent on the next Settlement Date and, in reliance upon such assumption, make available to the Borrowers a corresponding amount. The Agent will promptly notify Borrower Agent of its receipt of any such notice from a Bank. If such amount is made available to the Agent on a date after such next Settlement Date, such Bank shall pay to the Agent on demand an amount equal to the product of (i) the Federal Funds Effective Rate (computed on the basis of a year of 360 days) as quoted by the Agent during for the first three (3) days during such period, and the applicable interest rate in respect of Revolving Credit Loans after the end of such three (3)-day period, times (ii) such amount, times (iii) the number of days from and including such Settlement Date to the date on which such amount becomes immediately available to Agent. A certificate of Agent submitted to any Bank with respect to any amounts owing under this paragraph (e) shall be conclusive, in the absence of manifest error. If such amount is not in fact made available to the Agent by such Bank within three (3) Business Days after such Settlement Date, the Agent shall be entitled to recover such an amount, with interest thereon at the rate per annum then applicable to such Revolving Credit Loans hereunder, on demand from the Borrowers; provided, however, that the Agent's right to such recovery shall not prejudice or otherwise adversely affect Borrowers' rights (if any) against such Bank.

3.       TERM LOANS

3.1      Term Loan.

         Each Borrower acknowledges that Banks fully advanced their respective Term Loan Commitments on or about January 8, 2001 in accordance with the terms and conditions of the Existing Credit Agreement (the "Term Loan"). As of the Effective Date (giving effect the Required Prepayment), the outstanding principal balance of the Term Loan is Nine Million One Hundred Ninety-Six Thousand One Hundred Ninety-One Dollars ($9,196,191.00) (the "Term Loan Outstandings").

3.2      Intentionally Deleted.

3.3      Intentionally Deleted.

3.4      Term Loan Notes.

         The Obligation of the Borrowers to repay the unpaid principal amount of the Term Loans made to it by each Bank, together with interest thereon, shall be joint and several obligations of the Borrowers and shall be evidenced by a Term Note payable to the order of each Bank in a face amount equal to the Term Loan of such Bank. The Term Loan Outstandings shall be payable in four (4) consecutive installments in the amount of $750,000 each, payable on the last Business Day of June, September and December, 2002, and March, 2003, with a final installment payable on the Expiration Date in an amount equal to the outstanding principal balance of the Term Loan. Prepayment of the Term Notes shall be subject to Section 5.4 [Voluntary Prepayments].

3.5      [Intentionally Omitted].

4.       INTEREST RATES

4.1      Interest Rate.

         The Borrowers shall pay interest in respect of the outstanding unpaid principal amount of the Loans at a fluctuating per annum rate (computed on the basis of a year of 360 days, but charged for actual days elapsed) equal to the Base Rate plus 250 basis points, such interest rate to change automatically from time to time as of the effective date of each change in the Base Rate. For avoidance of doubt, the Euro-Rate Option under the Existing Credit Agreement is terminated. If at any time the designated rate applicable to any Loan made by any Bank exceeds such Bank's highest lawful rate, the rate of interest on such Bank's Loan shall be limited to such Bank's highest lawful rate.

4.1.1    Intentionally Deleted.

4.1.2    Intentionally Deleted.

4.1.3    Intentionally Deleted.

4.2      Intentionally Deleted

4.3      Interest After Default.

         To the extent permitted by Law, upon the occurrence and during the continuance of an Event of Default:

4.3.1    Letter of Credit Fees, Interest Rate.

         The Letter of Credit Fees and the rate of interest for each Loan otherwise applicable pursuant to Exhibit 2.9 or Section 4.1 [Interest Rate], respectively, shall be increased by two percent (2%) per annum; and

4.3.2    Other Obligations.

         Each other Obligation hereunder if not paid when due shall bear interest at a rate per annum equal to the sum of the rate of interest applicable to Loans under Section 4.1 [Interest Rate] plus an additional two percent (2%) per annum from the time such Obligation becomes due and payable and until it is paid in full.

4.3.3    Acknowledgment.

         Each Borrower acknowledges that the increase in rates referred to in this Section 4.3 reflects, among other things, the fact that such Loans or other amounts have become a substantially greater risk given their default status and that the Banks are entitled to additional compensation for such risk; and all such interest shall be payable by Borrowers upon demand by Agent.

4.4      Intentionally Deleted.

4.5      Intentionally Deleted.

5.       PAYMENTS

5.1      Payments.

         All payments and prepayments (including, without limitation, payment in full of the Obligations) to be made in respect of principal, interest, Commitment Fees, Facility Fees, Letter of Credit Fees, Agent's Fee or other fees or amounts due from the Borrowers hereunder shall be joint and several obligations of the Borrowers and shall be payable prior to 11:00 a.m., Philadelphia, Pennsylvania time, on the date when due without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by each Borrower, and without set-off, counterclaim or other deduction of any nature, and an action therefor shall immediately accrue. Such payments shall be made to the Agent at the Principal Office for the ratable accounts of the Banks with respect to the Loans in U.S. Dollars and in immediately available funds, and the Agent shall distribute such amounts to the Banks in immediately available funds, in accordance with Section 2.10 [Settlement Procedures]. The Agent shall have the right (and is hereby authorized by the Borrowers) to effectuate payment on any and all Obligations due and owing hereunder by charging Borrowers' deposit accounts. The Agent's and each Bank's statement of account, ledger or other relevant record shall, in the absence of manifest error, be conclusive as the statement of the amount of principal of and interest on the Loans and other amounts owing under this Agreement and shall be deemed an "account stated."

5.2      Pro Rata Treatment of Banks.

         Each borrowing shall be allocated to each Bank according to its Ratable Share (except that the Special Overadvance shall be allocated to each Special Overadvance Bank in accordance with its Special Overadvance Ratable Share), and each payment or prepayment by the Borrowers with respect to principal, interest, Commitment Fees, Facility Fees, Letter of Credit Fees, or other fees (except for the Agent's Fee) or amounts due from the Borrowers hereunder to the Banks with respect to the Loans, shall (except as provided in Section 5.7 [Additional Compensation in Certain Circumstances]) be made in proportion to the applicable Loans outstanding from each Bank and, if no such Loans are then outstanding, in proportion to the Ratable Share of each Bank.

5.3      Interest Payment Dates.

         Interest on Loans shall be due and payable arrears on the first Business Day of each month after the date hereof and on the Expiration Date or upon acceleration of the Obligations. Interest on mandatory prepayments of principal under Section 5.6 [Mandatory Prepayments] shall be due on the date such mandatory prepayment is due. Interest on the principal amount of each Loan or other monetary Obligation shall be due and payable on demand after such principal amount or other monetary Obligation becomes due and payable (whether on the stated maturity date, upon acceleration or otherwise).

5.4      Voluntary Prepayments.

         The Borrowers shall have the right at their option from time to time to prepay the Loans in whole or part without premium or penalty (except as provided in Section 5.7 [Additional Compensation in Certain Circumstances]) at any time with respect to any Loan. Whenever the Borrowers desire to prepay any part of the Loans, they shall provide a prepayment notice to the Agent by 1:00 p.m. at least one (1) Business Day prior to the date of prepayment of Loans setting forth the following information:

(i) the date, which shall be a Business Day, on which the proposed prepayment is to be made;

(ii) a statement indicating the application of the prepayment between the Revolving Credit Loans and Term Loans; and

(iii) the total principal amount of such prepayment, which shall not be less than $100,000 for Revolving Credit Loans, and in increments of $100,000 above $100,000, and not less than $100,000 for Term Loans and in increments of $100,000 above $100,000.

         All prepayment notices shall be irrevocable. The principal amount of the Loans for which a prepayment notice is given, together with interest on such principal amount shall be due and payable on the date specified in such prepayment notice as the date on which the proposed prepayment is to be made. All Term Loan prepayments permitted pursuant to this Section 5.4.1 shall be applied to the unpaid installments of principal of the Term Loans in the inverse order of scheduled maturities. If the Borrowers prepay a Loan but fail to specify the application of the prepayment in accordance with clause (ii) above, the prepayment shall be applied first to Revolving Credit Loans and then to Term Loans. Any prepayment hereunder shall be subject to the Borrowers' Obligation to indemnify the Banks under Section 5.7.2 [Indemnity]. Prepayments as a result of application of proceeds of Collateral received pursuant to
Section 2.8 [Establishment of Blocked Accounts] shall not be subject to the notice or minimum amount requirements of this Section 5.4.

5.5      Voluntary Reduction of Commitments.

         The Borrowers shall have the right, upon not less than five Business Days' written irrevocable notice to the Agent, to terminate the Revolving Credit Commitments or, from time to time, to reduce the amount of the Revolving Credit Commitments, which notice shall specify the date and amount of any such reduction and otherwise be in a form reasonably acceptable to the Agent (a "Commitment Reduction Notice"). Any such reduction shall be in a minimum amount equal to $500,000 or an integral multiple of $100,000 in excess thereof, provided, that the Revolving Credit Commitments may not be reduced below the sum of the aggregate principal amount of all Revolving Facility Usage unless a corresponding prepayment is made. Each reduction of Revolving Credit Commitments shall ratably reduce the Revolving Credit Commitments of the Banks.

5.6      Mandatory Prepayments.

5.6.1    Excess Cash Flow.

         In the event that at the end of any fiscal year of the Borrowers there shall exist Excess Cash Flow with respect to such fiscal year, then, on the date which is five Business Days after the earlier to occur of (i) the date upon which the audited consolidated financial statements of the Borrowers and their Subsidiaries with respect to such fiscal year are delivered to the Agent and (ii) the 120th day after the end of such fiscal year, the Borrowers shall first prepay the Term Loans pro rata, in inverse order of maturity until paid in full, and second to reduce the Revolving Credit Commitments and prepay the Revolving Credit Loans and/or cash collateralize the Letters of Credit by paying to the Agent on behalf of the Banks, an amount equal to Seventy-Five Percent (75%) of such Excess Cash Flow.

5.6.2    Sale of Assets; Sale of Debt or Preferred Equity.

         Subject to Section 5.6.3, promptly upon receipt by the Borrowers or any of their Subsidiaries of any Net Proceeds (whether from an Asset Sale, the sale or issuance of preferred equity or the incurrence of Indebtedness by the Borrowers or any of their Subsidiaries), the Borrowers shall apply 100% of such Net Proceeds to the prepayment of the Loans by paying such amounts to the Agent, on behalf of the Banks. The Borrowers shall give the Agent at least one Business Day prior written notice of each prepayment pursuant to this Section
5.6.2 setting forth the date and amount thereof. This Section 5.6.2 shall not be construed as permitting an Asset Sale that is otherwise prohibited under this Agreement.

5.6.3    Sale of Capital Stock.

         Promptly upon receipt by the Borrowers or any of their Subsidiaries of any Net Proceeds (from the sale or issuance of Capital Stock (other than preferred equity), the Borrowers shall apply 100% of such Net Proceeds to the prepayment of the Loans by paying such amounts to the Agent, on behalf of the Banks. The Borrowers shall give the Agent at least one Business Day prior written notice of each prepayment pursuant to this Section 5.6.3 setting forth the date and amount thereof. This Section 5.6.3 shall not be construed as permitting a sale or issuance of Capital Stock that is otherwise prohibited under this Agreement.

5.6.4    Casualty Event.

         Promptly upon receipt by the Borrowers or any of their Subsidiaries of any proceeds of insurance upon any destruction, casualty or taking with respect to any property of the Borrowers or any of their Subsidiaries, the Borrowers shall apply 100% of such proceeds to the prepayment of the Loans by paying such amount to the Agent, on behalf of the Banks; provided, however, that such proceeds need not be applied as set forth in this Section 5.6.4 to the extent that such proceeds do not exceed One Hundred Thousand Dollars ($100,000) in the aggregate (on a cumulative basis) during any consecutive twelve (12) month period so long as no Event of Default Exists and such proceeds are applied to the repair, rebuilding or replacement of the property which was the subject of such destruction, casualty or taking within 90 days after the receipt of such proceeds; provided further, however, that if one or more of the Foreign Subsidiaries obtains financing in accordance with Section 8.2.1(vii) hereof, then the obligations under this Section 5.6.4 as they pertain to the proceeds of insurance attributable to the destruction, casualty or taking with respect to any property of such Foreign Subsidiaries shall cease (it being understood and agreed that such obligations as they pertain to the proceeds insurance attributable to the destruction, casualty or taking with respect to any property of the other Foreign Subsidiaries shall remain in full force and effect). If required by the Agent, such proceeds shall be held in a special collateral account, subject to the sole dominion and control of the Agent and in a manner reasonably satisfactory to the Agent, as additional Collateral for the Obligations until such time as it is to be applied to such repair, rebuilding or replacement.

5.6.5    Application of Mandatory Prepayments.

         All prepayments required pursuant to this Section 5.6 (other than prepayments described in Sections 5.6.6 and 5.6.7 which shall be applied as set forth in such Sections) shall be applied to the Loans in the order in which the Agent shall determine in its sole discretion.

5.6.6    Tax Refunds

         In addition to any other mandatory repayment pursuant to this Section 5.6, on each date on which any Borrower receives any Tax Refund, an amount equal to 100% of the amount of such Tax Refund shall be applied as a mandatory repayment of principal of outstanding Term Loan. All mandatory repayments under this Section 5.6.6 shall first be applied to the Term Loan in inverse order of maturity and thereafter, if the Term Loan has been paid in full, to the other Obligations.

5.6.7    Life Insurance Proceeds

         In addition to any other mandatory repayment pursuant to this Section 5.6, on any date on which the Agent receives any proceeds of the Required Life Insurance Policies, an amount equal to 100% of the amount of such proceeds shall be applied as a mandatory repayment of principal of outstanding Term Loan. All mandatory repayments under this Section 5.6.7 shall first be applied to the Term Loan in inverse order of maturity and thereafter, if the Term Loan has been paid in full, to the other Obligations.

5.7      Additional Compensation in Certain Circumstances.

5.7.1 Increased Costs or Reduced Return Resulting from Taxes, Reserves, Capital Adequacy Requirements, Expenses, Etc.

         If any Law, guideline or interpretation or any change in any Law, guideline or interpretation or application thereof made subsequent to the date hereof by any Official Body charged with the interpretation or administration thereof or compliance with any request or directive (whether or not having the force of Law) of any central bank or other Official Body:

(i) subjects any Bank to any tax or changes the basis of taxation with respect to this Agreement, the Notes, the Loans or payments by the Borrowers of principal, interest, Commitment Fees, or other amounts due from the Borrowers hereunder or under the Notes (except for taxes on the overall net income of such Bank),

(ii) imposes, modifies or deems applicable any reserve, special deposit or similar requirement against credits or commitments to extend credit extended by, or assets (funded or contingent) of, deposits with or for the account of, or other acquisitions of funds by, any Bank, or

(iii) imposes, modifies or deems applicable any capital adequacy or similar requirement (A) against assets (funded or contingent) of, or letters of credit, other credits or commitments to extend credit extended by, any Bank, or (B) otherwise applicable to the obligations of any Bank under this Agreement, and the result of any of the foregoing is to increase the cost to, reduce the income receivable by, or impose any expense (including loss of margin) upon any Bank with respect to this Agreement, the Notes or the making, maintenance or funding of any part of the Loans (or, in the case of any capital adequacy or similar requirement, to have the effect of reducing the rate of return on any Bank's capital, taking into consideration such Bank's customary policies with respect to capital adequacy) by an amount which such Bank in its sole discretion deems to be material, such Bank shall from time to time notify the Borrowers and the Agent of the amount determined in good faith (using any averaging and attribution methods employed in good faith) by such Bank to be necessary to compensate such Bank for such increase in cost, reduction of income, additional expense or reduced rate of return. Such notice shall set forth in reasonable detail the basis for such determination. A certificate as to any amounts that a Bank is entitled to receive under this section submitted by such Bank through the Agent to the Borrowers shall be conclusive in the absence of clearly demonstrable error and all such amounts shall be due and payable by the Borrowers to such Bank ten Business Days after such notice is given.

5.7.2    Indemnity.

         In addition to the compensation required by Section 5.7.1 [Increased Costs, Etc.], the Borrowers shall indemnify each Bank against all liabilities, losses or expenses which such Bank sustains or incurs as a consequence of any

(i) attempt by any Borrower to revoke (expressly, by later inconsistent notices or otherwise) in whole or part any Loan Requests under Section 2.5 [Revolving Credit Loan Requests] or notice relating to prepayments under Section 5.4 [Voluntary Prepayments], or

(ii) default by any Borrower in the performance or observance of any covenant or condition contained in this Agreement or any other Loan Document, including any failure of the Borrowers to pay when due (by acceleration or otherwise) any principal, interest, Commitment Fee or any other amount due hereunder.

         If any Bank sustains or incurs any such loss or expense, it shall from time to time notify the Borrowers of the amount determined in good faith by such Bank to be necessary to indemnify such Bank for such loss or expense. Such notice shall set forth in reasonable detail the basis for such determination. A certificate as to any amounts that a Bank is entitled to receive under this section submitted by such Bank through the Agent to the Borrowers shall be conclusive in the absence of clearly demonstrable error and all such amounts shall be due and payable by the Borrowers to such Bank ten Business Days after such notice is given.

         Notwithstanding the foregoing, each Bank shall make written demand on the Borrowers for indemnification or compensation pursuant to Sections 5.7.1 [Additional Compensation in Certain Circumstances] and Section 5.7.2 [Indemnity] within 30 Business Days after such Bank receives actual notice or obtains actual knowledge of the promulgation of a law, rule, order or interpretation or occurrence of another event giving rise to a claim pursuant to such sections. In the event that any Bank fails to give the Borrowers the notice within the time limitation set forth in the preceding sentence, the Borrowers shall have no obligation to pay such claim for indemnification or compensation accruing prior to the 90th day preceding such written demand. Nothing in this Agreement shall prevent any Bank from delivering successive demands for such indemnification or compensation pursuant hereto.

6.       REPRESENTATIONS AND WARRANTIES

6.1      Representations and Warranties.

         The Loan Parties, jointly and severally, represent and warrant to the Agent and each of the Banks as follows:

6.1.1    Organization and Qualification.

         Each Loan Party and each Subsidiary of each Loan Party is a corporation, partnership or limited liability company duly organized, validly existing and in good standing under the laws of its jurisdiction of organization. Each Loan Party and each Subsidiary of each Loan Party has the lawful power to own or lease its properties and to engage in the business it presently conducts or proposes to conduct. Each Loan Party and each Subsidiary of each Loan Party is duly licensed or qualified and in good standing in each jurisdiction listed on Schedule 6.1.1 and in all other jurisdictions where the property owned or leased by it or the nature of the business transacted by it or both makes such licensing or qualification necessary except where the failure to do so would not result in a Material Adverse Change.

6.1.2    Capitalization and Ownership.

         Schedule 6.1.2 sets forth the authorized Capital Stock of each Loan Party (other than Metrologic), the issued and outstanding shares (all such issued and outstanding shares are collectively referred to herein as the "Shares") and the owners thereof. There are no options, warrants or other rights outstanding to purchase any such Shares except as indicated on Schedule 6.1.2.

6.1.3    Subsidiaries.

         Schedule 6.1.3 states the name of each Loan Party's Subsidiaries, its jurisdiction of incorporation, its authorized Capital Stock, the issued and outstanding shares (referred to herein as the "Subsidiary Shares") and the owners thereof if it is a corporation, its outstanding partnership interests (the "Partnership Interests") if it is a partnership and its outstanding limited liability company interests, interests assigned to managers thereof and the voting rights associated therewith (the "LLC Interests") if it is a limited liability company. All Subsidiary Shares, Partnership Interests and LLC Interests have been validly issued, and all Subsidiary Shares are fully paid and nonassessable. All capital contributions and other consideration required to be made or paid in connection with the issuance of the Partnership Interests and LLC Interests have been made or paid, as the case may be. There are no options, warrants or other rights outstanding to purchase any such Subsidiary Shares, Partnership Interests or LLC Interests except as indicated on Schedule 6.1.3.

6.1.4    Power and Authority.

         Each Loan Party has full power to enter into, execute, deliver and carry out this Agreement and the other Loan Documents to which it is a party, to incur the Indebtedness contemplated by the Loan Documents and to perform its Obligations under the Loan Documents to which it is a party, and all such actions have been duly authorized by all necessary proceedings on its part.

6.1.5    Validity and Binding Effect.

         This Agreement has been duly and validly executed and delivered by each Loan Party, and each other Loan Document which any Loan Party is required to execute and deliver on or after the date hereof will have been duly executed and delivered by such Loan Party on the required date of delivery of such Loan Document. This Agreement and each other Loan Document constitutes, or will constitute, legal, valid and binding obligations of each Loan Party which is or will be a party thereto on and after its date of delivery thereof, enforceable against such Loan Party in accordance with its terms, except to the extent that enforceability of any of such Loan Document may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforceability of creditors' rights generally or limiting the right of specific performance.

6.1.6    No Conflict.

         Neither the execution and delivery of this Agreement or the other Loan Documents by any Loan Party nor the consummation of the transactions herein or therein contemplated or compliance with the terms and provisions hereof or thereof by any of them will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of the certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or order, writ, judgment, injunction or decree to which any Loan Party is a party or by which it is bound or to which it is subject, or result in the creation or enforcement of any Lien, charge or encumbrance whatsoever upon any property (now or hereafter acquired) of any Loan Party or any of its Domestic Subsidiaries (other than Liens granted under the Loan Documents).

6.1.7    Litigation.

         Except as set forth on Schedule 6.1.7, there are no actions, suits, proceedings or investigations pending or, to the knowledge of any Loan Party, threatened against such Loan Party or any Subsidiary of such Loan Party at law or equity before any Official Body which individually or in the aggregate may result in any Material Adverse Change. None of the Loan Parties or any Subsidiaries of any Loan Party is in violation of any order, writ, injunction or any decree of any Official Body which may result in any Material Adverse Change.

6.1.8    Title to Properties.

         The real property owned or leased by each Loan Party and each Subsidiary of each Loan Party is described on Schedule 6.1.8. Each Loan Party and each Subsidiary of each Loan Party has good and marketable title to or valid leasehold interest in all properties, assets and other rights which it purports to own or lease or which are reflected as owned or leased on its books and records, free and clear of all Liens and encumbrances except Permitted Liens, and subject to the terms and conditions of the applicable leases. All leases of property are in full force and effect without the necessity for any consent which has not previously been obtained upon consummation of the transactions contemplated hereby.

6.1.9    Financial Statements.

(i) Historical Statements. Metrologic has delivered to the Agent copies of the audited consolidated year-end financial statements for and as of the end of the fiscal year ended December 31, 2000 (the "Annual Statements"). In addition, Metrologic has delivered to the Agent copies of its unaudited consolidated interim financial statements for (a) the fiscal year ended December 31, 2001,
(b) the fiscal quarter ended March 31, 2002 and (c) the month ended April 30, 2002 (collectively, the "Interim Statements") (the Annual and Interim Statements being collectively referred to as the "Historical Statements"). The Historical Statements were compiled from the books and records maintained by Metrologic's management and fairly represent the consolidated financial condition of Metrologic and its Subsidiaries as of their dates and the results of operations for the fiscal periods then ended and have been prepared in accordance with GAAP consistently applied, subject (in the case of the Interim Statements) to normal year-end audit adjustments.

(ii) Financial Projections. Metrologic has delivered to the Agent financial projections of Metrologic and its Subsidiaries for the period March 1, 2002 through December 31, 2002 derived from various assumptions of Metrologic's management (the "Financial Projections"). The Financial Projections represent a reasonable range of possible results so far as Metrologic can reasonably foresee in light of the history of the business, present and foreseeable conditions and the intentions of Metrologic's management. The Financial Projections take into account the liabilities of Metrologic and its Subsidiaries upon consummation of the transactions contemplated hereby as of the Effective Date. The Financial Projections furnished on behalf of Metrologic and its Subsidiaries to the Agent for the Banks were prepared and presented in good faith by or on behalf of Metrologic and its Subsidiaries, provided however, that Metrologic and its Subsidiaries make no assurances regarding the accuracy of such Financial Projections.

(iii) Accuracy of Financial Statements. Neither Metrologic nor any Subsidiary of Metrologic has any liabilities, contingent or otherwise, or forward or long-term commitments that are not disclosed in the Historical Statements or in the notes thereto, and except as disclosed therein there are no unrealized or anticipated losses from any commitments of Metrologic or any Subsidiary of Metrologic which may cause a Material Adverse Change. Since December 31, 1999, no Material Adverse Change has occurred.

6.1.10   Use of Proceeds; Margin Stock.

(a)      General.

         The Loan Parties intend to use the proceeds of the Loans in accordance with Section 8.1.10.

(b)      Margin Stock.

         None of the Loan Parties or any Subsidiaries of any Loan Party engages or intends to engage principally, or as one of its important activities, in the business of extending credit for the purpose, immediately, incidentally or ultimately, of purchasing or carrying margin stock (within the meaning of Regulation U). No part of the proceeds of any Loan has been or will be used, immediately, incidentally or ultimately, to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or to refund Indebtedness originally incurred for such purpose, or for any purpose which entails a violation of or which is inconsistent with the provisions of the regulations of the Board of Governors of the Federal Reserve System. None of the Loan Parties or any Subsidiary of any Loan Party holds or intends to hold margin stock in such amounts that more than 25% of the reasonable value of the assets of any Loan Party or Subsidiary of any Loan Party are or will be represented by margin stock.

6.1.11   Full Disclosure.

         Neither this Agreement nor any other Loan Document, nor any certificate, statement, agreement or other documents furnished to the Agent or any Bank in connection herewith or therewith, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein, in light of the circumstances under which they were made, not misleading when made. There is no fact known to any Loan Party as of the date hereof which is or would cause a Material Adverse Change which has not been set forth in this Agreement or in the certificates, statements, agreements or other documents furnished in writing to the Agent and the Banks prior to or at the date hereof in connection with the transactions contemplated hereby.

6.1.12   Taxes.

         All federal, state, local and other tax returns required to have been filed with respect to each Loan Party and each Subsidiary of each Loan Party have been filed, and payment or adequate provision has been made for the payment of all taxes, fees, assessments and other governmental charges which have or may become due pursuant to said returns or to assessments received, except to the extent that such taxes, fees, assessments and other charges are being contested in good faith by appropriate proceedings diligently conducted and for which such reserves or other appropriate provisions, if any, as shall be required by GAAP shall have been made. There are no agreements or waivers extending the statutory period of limitations applicable to any federal income tax return of any Loan Party or Subsidiary of any Loan Party for any period.

6.1.13   Consents and Approvals.

         Except for the filing of financing statements and the Mortgage in the state and county filing offices, no consent, approval, exemption, order or authorization of, or a registration or filing with, any Official Body or any other Person is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Agreement and the other Loan Documents by any Loan Party, except as listed on Schedule 6.1.13, all of which shall have been obtained or made on or prior to the Effective Date except as otherwise indicated on Schedule 6.1.13.

6.1.14   No Event of Default; Compliance with Instruments.

         No event has occurred and is continuing and no condition exists or will exist after giving effect to this Agreement and the Waiver Agreement which constitutes an Event of Default or Potential Default. None of the Loan Parties or any Subsidiaries of any Loan Party is in violation of (i) any term of its certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents or (ii) any material agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation would constitute a Material Adverse Change.

6.1.15   Patents, Trademarks, Copyrights, Licenses, Etc.

         Each Loan Party and each Subsidiary of each Loan Party owns or possesses all the material patents, trademarks, service marks, trade names, copyrights, licenses, registrations, franchises, permits and rights necessary to own and operate its properties and to carry on its business as presently conducted and planned to be conducted by such Loan Party or Subsidiary, without known or actual conflict with the rights of others or, except as described on
Schedule 6.1.7, alleged conflict with the rights of others. All material patents, trademarks, service marks, trade names, registered copyrights, licenses, registrations, franchises and permits of each Loan Party and each Subsidiary of each Loan Party are listed and described on Schedule 6.1.15.

6.1.16   Security Interests.

         The Liens and security interests granted to the Agent for the benefit of the Banks pursuant to the Collateral Assignment, the Patent, Trademark and Copyright Security Agreement, the Pledge Agreement and the Security Agreement in the Collateral (other than the Real Property) constitute and will continue to constitute Prior Security Interests. Upon the filing of financing statements relating to said security interests in each office and in each jurisdiction where required in order to perfect the security interests described above, taking possession of any stock certificates or other certificates evidencing the Pledged Collateral and recordation of the Patent, Trademark and Copyright Security Agreement in the United States Patent and Trademark Office and United States Copyright Office, as applicable, all such action as is necessary or advisable to establish such interests of the Agent will have been taken, and there will be upon execution and delivery of the Collateral Assignment, the Patent, Trademark and Copyright Security Agreement, the Pledge Agreement and the Security Agreement, such filings and such taking of possession, no necessity for any further action in order to preserve, protect and continue such interests, except the filing of continuation statements with respect to such financing statements within six months prior to each five-year anniversary of the filing of such financing statements. All filing fees and other expenses in connection with each such action have been or will be paid by the Borrowers.

6.1.17   [Intentionally Omitted].

6.1.18   Status of the Pledged Collateral.

         Except as set forth on Schedule 6.1.18, all the shares of Capital Stock, Partnership Interests or LLC Interests included in the Pledged Collateral to be pledged pursuant to the Pledge Agreement or the Collateral Assignment are or will be upon issuance validly issued and nonassessable and owned beneficially and of record by the pledgor free and clear of any Lien or restriction on transfer, except as otherwise provided by the Pledge Agreement or the Collateral Assignment. There are no shareholder, partnership, limited liability company or other agreements or understandings with respect to the shares of Capital Stock, Partnership Interests or LLC Interests included in the Pledged Collateral except for the partnership agreements and limited liability company agreements described on Schedule 6.1.18. The Loan Parties have delivered true and correct copies of such partnership agreements and limited liability company agreements to the Agent.

6.1.19   Insurance.

         Schedule 6.1.19 lists all insurance policies and other bonds to which any Loan Party or Subsidiary of any Loan Party is a party, all of which are valid and in full force and effect. No notice has been given or claim made and no grounds exist to cancel or avoid any of such policies or bonds or to reduce the coverage provided thereby. Such policies and bonds provide adequate coverage from reputable and financially sound insurers in amounts sufficient to insure the assets and risks of each Loan Party and each Subsidiary of each Loan Party in accordance with prudent business practice in the industry of the Loan Parties and their Subsidiaries.

6.1.20   Compliance with Laws.

         The Loan Parties and their Subsidiaries are in compliance in all material respects with all applicable Laws (other than Environmental Laws which are specifically addressed in Section 6.1.25 [Environmental Matters]) in all jurisdictions in which any Loan Party or Subsidiary of any Loan Party is presently or will be doing business except where the failure to do so would not constitute a Material Adverse Change.

6.1.21   Material Contracts; Burdensome Restrictions.

         Schedule 6.1.21 lists, as of the Effective Date, all material contracts relating to the business operations of each Loan Party and each Subsidiary of any Loan Party, including all employee benefit plans and Labor Contracts, provided however that such schedule does not contain, as of the Effective Date, any of the material contracts related to the business and operations of Adaptive to the extent such contracts are classified "secret" or a similar such classification by the United States government (the "Adaptive Secret Contracts"). All such material contracts (including the Adaptive Secret Contracts) are valid, binding and enforceable upon such Loan Party or Subsidiary and each of the other parties thereto in accordance with their respective terms, except where the failure to be so valid, binding and enforceable would not constitute a Material Adverse Change, and, except as set forth on Schedule 6.1.7, there is no default thereunder, to the Loan Parties' knowledge, with respect to parties other than such Loan Party or Subsidiary. None of the Loan Parties or their Subsidiaries is bound by any contractual obligation, or subject to any restriction in any organization document, or any requirement of Law which could result in a Material Adverse Change.

6.1.22   Investment Companies; Regulated Entities.

         None of the Loan Parties or any Subsidiaries of any Loan Party is an "investment company" registered or required to be registered under the Investment Company Act of 1940 or under the "control" of an "investment company" as such terms are defined in the Investment Company Act of 1940 and shall not become such an "investment company" or under such "control." None of the Loan Parties or any Subsidiaries of any Loan Party is subject to any other Federal or state statute or regulation limiting its ability to incur Indebtedness for borrowed money.

6.1.23   Plans and Benefit Arrangements.

         Except as set forth on Schedule 6.1.23:

(i) Each Borrower and each other member of the ERISA Group are in compliance in all material respects with any applicable provisions of ERISA with respect to all Benefit Arrangements, Plans and Multiemployer Plans. There has been no Prohibited Transaction with respect to any Benefit Arrangement or any Plan or, to the best knowledge of each Borrower, with respect to any Multiemployer Plan or Multiple Employer Plan, which could result in any material liability of such Borrower or any other member of the ERISA Group. Each Borrower and all other members of the ERISA Group have made when due any and all payments required to be made under any agreement relating to a Multiemployer Plan or a Multiple Employer Plan or any Law pertaining thereto. With respect to each Plan and Multiemployer Plan, each Borrower and each other member of the ERISA Group (i) have fulfilled in all material respects their obligations under the minimum funding standards of ERISA, (ii) have not incurred any liability to the PBGC, and (iii) have not had asserted against them any penalty for failure to fulfill the minimum funding requirements of ERISA.

(ii) To the best of each Borrower's knowledge, each Multiemployer Plan and Multiple Employer Plan is able to pay benefits thereunder when due.

(iii) Neither of the Borrowers nor any other member of the ERISA Group has instituted or intends to institute proceedings to terminate any Plan.

(iv) No event requiring notice to the PBGC under Section 302(f)(4)(A) of ERISA has occurred or is reasonably expected to occur with respect to any Plan, and no amendment with respect to which security is required under Section 307 of ERISA has been made or is reasonably expected to be made to any Plan.

(v) The aggregate actuarial present value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in, and as of the date of, the most recent actuarial report for such Plan, does not exceed the aggregate fair market value of the assets of such Plan.

(vi) Neither of the Borrowers nor any other member of the ERISA Group has incurred or reasonably expects to incur any material withdrawal liability under ERISA to any Multiemployer Plan or Multiple Employer Plan. Neither of the Borrowers nor any other member of the ERISA Group has been notified by any Multiemployer Plan or Multiple Employer Plan that such Multiemployer Plan or Multiple Employer Plan has been terminated within the meaning of Title IV of ERISA and, to the best knowledge of each Borrower, no Multiemployer Plan or Multiple Employer Plan is reasonably expected to be reorganized or terminated, within the meaning of Title IV of ERISA.

(vii) To the extent that any Benefit Arrangement is insured, each Borrower and all other members of the ERISA Group have paid when due all premiums required to be paid for all periods through the Effective Date. To the extent that any Benefit Arrangement is funded other than with insurance, each Borrower and all other members of the ERISA Group have made when due all contributions required to be paid for all periods through the Effective Date.

(viii) All Plans, Benefit Arrangements and Multiemployer Plans have been administered in accordance with their terms and applicable Law in all material respects.

6.1.24   Employment Matters.

         Each of the Loan Parties and each of their Subsidiaries is in compliance with the Labor Contracts and all applicable federal, state and local labor and employment Laws including those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, where the failure to comply would constitute a Material Adverse Change. There are no outstanding grievances, arbitration awards or appeals therefrom arising out of the Labor Contracts or current or threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of any of the Loan Parties or any of their Subsidiaries which in any case would constitute a Material Adverse Change. Each Borrower has delivered to the Agent true and correct copies of each of the Labor Contracts.

6.1.25   Environmental Matters.

         Except as disclosed on Schedule 6.1.25:

(i) None of the Loan Parties or any Subsidiary has received any Environmental Complaint and has no reason to believe that it might receive an Environmental Complaint.

(ii) No activity of the Loan Parties or any Subsidiary at the Property is being or has been conducted in violation of any Environmental Law, and to the knowledge of Loan Parties, no activity of any prior owner or operator of the Property was conducted in violation of any Environmental Laws.

(iii) There are no Regulated Substances present on, in, under, or emanating from, or to Loan Parties' knowledge emanating to, the Property or any portion thereof which result in Contamination.

(iv) Each Loan Party and each of the Loan Parties' Subsidiaries has all Required Environmental Permits and all such Required Environmental Permits are in full force and effect.

(v) Each Loan Party and each of the Loan Parties' Subsidiaries has submitted all Required Environmental Reports which pursuant to Environmental Laws it is required to submit to an Official Body, and each Borrower maintains all Required Environmental Reports which pursuant to Environmental Laws it is required to maintain.

(vi) No structures, improvements, equipment, fixtures or aboveground or underground storage tanks located on the Property contain or use, except in compliance with Environmental Laws, Regulated Substances or otherwise are operated or maintained except in compliance with Environmental Laws. To the knowledge of Loan Parties, no structures, improvements, equipment, fixtures or aboveground or underground storage tanks of prior owners or operators of the Property contained or used, except in compliance with Environmental Laws, Regulated Substances or otherwise were operated or maintained by any such prior owner or operator except in compliance with Environmental Laws.

(vii) To the knowledge of Loan Parties, no facility or site to which any Borrower, either directly or indirectly by a third party, has sent Regulated Substances for storage, treatment, disposal or other management has been or is being operated in violation of Environmental Laws or pursuant to Environmental Laws is identified or proposed to be identified on any list of contaminated properties or other properties which pursuant to Environmental Laws are the subject of an investigation or remediation action by an Official Body.

(viii) No portion of the Property is identified or to the Loan Parties' knowledge proposed to be identified on any list of contaminated properties or other properties which pursuant to Environmental Laws are the subject of an investigation or remediation action by an Official Body.

(ix)     No portion of the Property constitutes an Environmentally Sensitive
Area.

(x) No lien or other encumbrance authorized by Environmental Laws exists against the Property, and the Loan Parties have no reason to believe that such a lien or encumbrance may be imposed.

6.1.26   Year 2000.

         The computer applications used by each Borrower and their Subsidiaries (and to the knowledge of each Borrower and their Subsidiaries, their respective material suppliers, customers or vendors) are able to recognize and perform properly date-sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem") and each Borrower's and their Subsidiaries' businesses were not adversely affected by the Year 2000 Problem.

6.1.27   Senior Debt Status.

         The Obligations of each Loan Party under this Agreement, the Notes, the Guaranty Agreement and each of the other Loan Documents to which it is a party do rank and will rank at least pari passu in priority of payment with all other Indebtedness of such Loan Party except Indebtedness of such Loan Party to the extent secured by Permitted Liens. There is no Lien upon or with respect to any of the properties or income of any Loan Party or Subsidiary of any Loan Party which secures indebtedness or other obligations of any Person except for Permitted Liens.

6.1.28   Holoscan.

         Holoscan, Inc. was dissolved in accordance with the terms of the Existing Credit Agreement.

6.1.29   Deposit Accounts, Etc.

         No Loan Party has any lockbox or deposit accounts (as defined in the Uniform Commercial Code), commercial tort claims (as defined in the Uniform Commercial Code) or letter-of-credit rights (as defined in the Uniform Commercial Code) other than those described on Schedule 6.1.29 hereto.

6.1.30   Year 2001 Tax Return.

         Prior to the Effective Date, Loan Parties filed a duly completed and executed federal income tax return for the fiscal year ended December 31, 2001 with the Internal Revenue Service of the United States Department of Treasury directing that payment of any Tax Refund for such fiscal year shall be forwarded to a deposit account of Borrowers maintained with the Agent (the "Year 2001 Tax Return"). A true, correct and complete copy of the Year 2001 Tax Return has been delivered to the Agent.

6.1.31   Material License Agreements.

         Schedule 6.1.31 lists, as of the Effective Date, all Material License Agreements of each Loan Party and each Subsidiary of any Loan Party. All such Material License Agreements are valid, binding and enforceable upon such Loan Party or Subsidiary and each of the other parties thereto in accordance with their respective terms, except where the failure to be so valid, binding and enforceable would not constitute a Material Adverse Change, and, except as set forth on Schedule 6.1.7, there is no default thereunder, to the Loan Parties' knowledge, with respect to parties other than such Loan Party or Subsidiary.

6.2      Updates to Schedules.

         Should any of the information or disclosures provided on any of the Schedules attached hereto, to the knowledge of the Borrowers, become outdated or incorrect in any material respect (except where the information relates solely to an earlier date or time), the Borrowers shall promptly provide the Agent in writing with such revisions or updates to such Schedule as may be necessary or appropriate to update or correct same; provided, however, that no Schedule shall be deemed to have been amended, modified or superseded by any such correction or update, nor shall any breach of warranty or representation resulting from the inaccuracy or incompleteness of any such Schedule be deemed to have been cured thereby, unless and until the Required Banks, in their sole and absolute discretion, shall have accepted in writing such revisions or updates to such Schedule.

7.       CONDITIONS OF LENDING AND ISSUANCE OF LETTERS OF CREDIT

         The obligation of each Bank to make Loans and of the Agent to issue Letters of Credit hereunder is subject to the performance by each of the Loan Parties of its Obligations to be performed hereunder at or prior to the making of any such Loans or issuance of such Letters of Credit and to the satisfaction of the following further conditions, including, where applicable, that the Agent shall have received the following documents and other items, duly executed, where appropriate, by authorized representatives of the Banks, the Loan Parties and the Individual Guarantors (all such documents and other items must be in form and substance satisfactory to the Agent):

7.1      Conditions Precedent to Effective Date.

         On the Effective Date:

(a) The representations and warranties of each of the Loan Parties contained in
Section 6 and in each of the other Loan Documents shall be true and accurate on and as of the Effective Date with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein); since April 30, 2002, no Material Adverse Change shall have occurred; and there shall have been no material change in the management of any Loan Party or Subsidiary of any Loan Party; and there shall be delivered to the Agent for the benefit of each Bank a certificate of each of the Loan Parties, dated the Effective Date and signed by the Chief Executive Officer, President or Chief Financial Officer of each of the Loan Parties, to each such effect.

(b) Credit approval by the Banks of this Agreement and all other documents and agreements in connection herewith and therewith;

(c)      This Agreement and the Notes;

(d) All agreements, instruments and documents required to establish the Blocked Accounts;

(e)      A certified copy of the Year 2001 Tax Return;

(f)      Initial Borrowing Base Certificate;

(g)      The Waiver Agreement;

(h) Any and all agreements, instruments and documents required by the Agent to effectuate and implement the terms hereof and the Loan Documents;

(i) Evidence that the execution, delivery and performance of this Agreement, the Waiver Agreement and all related agreements, instruments and documents by each of the Loan Parties have been duly authorized by all necessary action, and that no amendment or other modification to the articles or certificate of incorporation or bylaws of any Loan Party has been made since January 8, 2001 and that such documents (in the form delivered to Agent) remain in full force and effect

(j) Certified copies of current written employment agreements for the Individual Guarantors;

(k) Certified copies of the United Technologies promissory notes and all amendments or other modifications thereto;

(l) Certified copies of all intellectual property license agreements pursuant to which any Borrower is the licensee of intellectual property which such Borrower used in the manufacture or sale of Inventory during fiscal years 1999, 2000 or 2001, or is anticipated to use in the manufacture or sale of Inventory during the fiscal years 2002 or 2003, with an aggregate book value in excess of One Hundred Thousand Dollars ($100,000) on an annualized basis (collectively, the "Material License Agreements");

(m) Written opinions of Cozen & O'Connor and Ballard Spahr, counsel to the Loan Parties, in form and substance satisfactory to the Agent, and covering such matters related to this Agreement, the Waiver Agreement, the Lease Modification Agreement, the Supplemental Cash Collateral Promissory Notes and the transactions contemplated hereby and thereby as the Agent may request;

(n) A certified copy of the duly executed and effective lease modification agreement with respect to the Loan Parties' lease of the 90 Coles Road, Blackwood, New Jersey property, pursuant to which (A) the Loan Parties and the landlord thereof have agreed to reduce the monthly payments under said lease to an amount necessary to satisfy monthly tax and insurance payments with respect to said premises for the period commencing on the date following receipt of the Loan Parties' rental payment for the month of July and ending on the earlier of
(I) Expiration Date and (II) payment and satisfaction in full of all Obligations and termination of this Agreement (other than Obligations which expressly survive such termination), and (B) the Loan Parties have agreed not to make, and said landlord has agreed not to accept, any other payments with respect to the leased premises from Loan Parties or their Subsidiaries during such period (the "Lease Modification Agreement");

(o) Copies of the machinery and equipment appraisal for Loan Parties' 90 Coles Road location and the intellectual property appraisal;

(p) The Supplemental Cash Collateral Agreement pursuant to which Metrologic shall grant to Agent on behalf of Banks a first and only perfected security interest in the Supplemental Cash Collateral (the "Supplemental Cash Collateral Agreement"), and receipt by Agent of the Supplemental Cash Collateral;

(q) Certified copies of the duly executed promissory notes evidencing (A) an unsecured loan made by the Individual Guarantors to Metrologic in the principal amount of Four Hundred Thousand Dollars ($400,000), (B) an unsecured loan made by Mr. John Hsu to Metrologic in the principal amount of Four Hundred Seventy-Five Thousand Dollars ($475,000) and (C) an unsecured loan made by Mr. Dale Fischer to Metrologic in the principal amount of One Hundred Twenty-Five Thousand Dollars ($125,000), in each case subject to terms satisfactory to Agent which shall include, inter alia, (I) no payments permitted until the earlier of (x) payment and satisfaction in full of all Obligations and termination of this Agreement (other than Obligations which expressly survive such termination), and (y) release of the Supplemental Cash Collateral in accordance with the terms and conditions of the Supplemental Cash Collateral Agreement, and (II) interest at a per annum rate not to exceed nine percent (9%), which such interest shall accrue but not be payable until the earlier of the events described in the foregoing clauses (x) and (y) (collectively, the "Supplemental Cash Collateral Promissory Notes");

(r) Organizational chart setting forth the corporate structure of the Loan Parties and their Subsidiaries;

(s) Memoranda summarizing (i) the intercompany relationship among the Loan Parties and their Subsidiaries, which shall address, inter alia, which entities own Inventory and Receivables, (ii) the relationship between the Loan Parties and Arrow Electronics, on one hand, and the Loan Parties and Bankers Leasing Association, on the other hand, (iii) the status of the litigation with Symbol Technologies, Inc.;

(t) Review of all credit insurance policies of Loan Parties and collateral assignments thereof;

(u) Personal financial statements for the Individual Guarantors for the fiscal year ended December 31, 2001;

(v) Prepayment of the Term Loan in an amount equal to Three Million Two Hundred Thousand Dollars ($3,200,000) from the cash collateral pledged by Borrowers pursuant to the Cash Collateral and Security Agreement, which such prepayment shall be applied in inverse order of maturity;

(w) Prepayment of the Term Loan in an amount equal to Four Million One Hundred Three Thousand Eight Hundred Nine Dollars ($4,103,809) from proceeds of the Loan Parties' 2001 Tax Refund;

(x) Payment to the Agent for the ratable benefit of Banks a waiver and amendment fee in an amount equal to One Hundred Fifty Thousand Dollars ($150,000) (the "Amendment Fee");

(y) Payment of all reasonable fees and expenses of Blank Rome Comisky & McCauley LLP, counsel to the Agent, incurred by the Agent that are outstanding as of the date hereof;

(z) Except as set forth in Schedule 6.1.7, no action, proceeding, investigation, regulation or legislation shall have been instituted, to the Borrowers' knowledge, threatened or proposed, before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, this Agreement, the other Loan Documents or the consummation of the transactions contemplated hereby or thereby or as to which there is a reasonable likelihood of an adverse determination and which if adversely determined, could result in a Material Adverse Change; and

(aa) A landlord's waiver for the Borrowers' 90 Coles Road, Blackwood, New Jersey location.

7.2      Each Additional Loan or Letter of Credit.

         At the time of making any Loans or issuing any Letters of Credit and after giving effect to the proposed extensions of credit: the representations and warranties of the Loan Parties contained in Section 6 and in the other Loan Documents shall be true and correct in all material respects on and as of the date of such additional Loan or Letter of Credit with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein); no Event of Default or Potential Default shall have occurred and be continuing or shall exist; the making of the Loans or issuance of such Letter of Credit shall not contravene any Law applicable to any Loan Party or Subsidiary of any Loan Party or any of the Banks; and the Borrower Agent shall have delivered to the Agent a duly executed and completed Loan Request or application for a Letter of Credit as the case may be.

8.       COVENANTS

8.1      Affirmative Covenants.

         The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings, and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations under the Loan Documents and termination of the Commitments, the Loan Parties shall comply at all times with the following affirmative covenants:

8.1.1    Preservation of Existence, Etc.

         Except as otherwise permitted in Section 8.2.6 [Liquidations, Mergers, Etc.], each Loan Party shall, and shall cause each of its Subsidiaries to, maintain its legal existence as a corporation, limited partnership or limited liability company and its license or qualification and good standing in each jurisdiction in which its ownership or lease of property or the nature of its business makes such license or qualification necessary, except where the failure to so qualify would not result in a Material Adverse Change.

8.1.2    Payment of Liabilities, Including Taxes, Etc.

         Each Loan Party shall, and shall cause each of its Subsidiaries to, duly pay and discharge all liabilities to which it is subject or which are asserted against it, promptly as and when the same shall become due and payable, including all taxes, assessments and governmental charges upon it or any of its properties, assets, income or profits, prior to the date on which penalties attach thereto, except to the extent that such liabilities, including taxes, assessments or charges, are being contested in good faith and by appropriate and lawful proceedings diligently conducted and for which such reserve or other appropriate provisions, if any, as shall be required by GAAP shall have been made.

8.1.3    Maintenance of Insurance.

         Each Loan Party will maintain or cause to be maintained, with financially sound and reputable insurers, public liability and property damage insurance with respect to its business and properties and the business and properties of its Subsidiaries against loss or damage of the kinds customarily carried or maintained by Persons of established reputation engaged in similar businesses and in amounts acceptable to Agent and will deliver evidence thereof to Agent. The Loan Parties shall cause, pursuant to endorsements and assignments in form and substance reasonably satisfactory to Agent, the Agent, for the benefit of Agent and Banks, to be named as lender's loss payee in the case of casualty insurance, Agent, for the benefit of Agent and Banks, to be named as additional insured in the case of all liability insurance and Agent, for the benefit of Agent and Banks, to be named as assignee in the case of all business interruption insurance; provided, that notwithstanding the foregoing, in the absence of a Potential Default or an Event of Default, the Loan Parties may apply proceeds received pursuant to the policies referred to in this
Section 8.1.3 in accordance with the provisions of Section 5.6.4 [Casualty
Event]

8.1.4    Maintenance of Properties and Leases.

         Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain in good repair, working order and condition (ordinary wear and tear excepted) in accordance with the general practice of other businesses of similar character and size, all of those properties useful or necessary to its business, and from time to time, such Loan Party will make or cause to be made all appropriate repairs, renewals or replacements thereof.

8.1.5    Maintenance of Patents, Trademarks, Etc.

         Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain in full force and effect all patents, trademarks, service marks, trade names, copyrights, licenses, franchises, permits and other authorizations necessary for the ownership and operation of its properties and business if the failure so to maintain the same would constitute a Material Adverse Change.

8.1.6    Visitation Rights.

         Each Loan Party shall, and shall cause each of its Subsidiaries to, permit any of the officers or authorized employees or representatives of the Agent or any of the Banks to visit and inspect any of its properties and to examine and make excerpts from its books and records and discuss its business affairs, finances and accounts with its officers, all in such detail and at such times and as often as any of the Banks may reasonably request, provided that each Bank shall provide the Borrowers and the Agent with reasonable notice prior to any visit or inspection. In the event any Bank desires to visit and inspect any Loan Party, such Bank shall make a reasonable effort to conduct such visit and inspection contemporaneously with any visit and inspection to be performed by the Agent.

8.1.7    Keeping of Records and Books of Account.

         Each Borrower shall, and shall cause each Subsidiary of each Borrower to, maintain and keep proper books of record and account which enable each Borrower and its Subsidiaries to issue financial statements in accordance with GAAP and as otherwise required by applicable Laws of any Official Body having jurisdiction over such Borrower or any Subsidiary of such Borrower, and in which full, true and correct entries shall be made in all material respects of all its dealings and business and financial affairs.

8.1.8    Plans and Benefit Arrangements.

         Each Borrower shall, and shall cause each other member of the ERISA Group to, comply with ERISA, the Internal Revenue Code and other applicable Laws applicable to Plans and Benefit Arrangements except where such failure, alone or in conjunction with any other failure, would not result in a Material Adverse Change. Without limiting the generality of the foregoing, each Borrower shall cause all of its Plans and all Plans maintained by any member of the ERISA Group to be funded in accordance with the minimum funding requirements of ERISA and shall make, and cause each member of the ERISA Group to make, in a timely manner, all contributions due to Plans, Benefit Arrangements and Multiemployer Plans.

8.1.9    Compliance with Laws.

         Each Loan Party shall, and shall cause each of its Subsidiaries to, comply with all applicable Laws, including all Environmental Laws, in all respects, provided that it shall not be deemed to be a violation of this
Section 8.1.9 if any failure to comply with any Law would not result in fines, penalties, remediation costs, other similar liabilities or injunctive relief which in the aggregate would constitute a Material Adverse Change.

8.1.10   Use of Proceeds.

         The Loan Parties will use the Letters of Credit and the proceeds of the Loans only as provided in Sections 8.1.2, 8.1.3, 8.1.4, 8.1.8, 8.1.9, 8.1.11, 8.1.13, 8.2.4, 8.2.7, 8.2.8, 8.2.11, 8.2.15 and to fund working capital and capital expenditures of the Borrowers in the ordinary course of business. The Loan Parties shall not use the Letters of Credit and the proceeds of the Loans for any purpose which contravenes any applicable Law or any provision hereof. The Loan Parties shall not used the proceeds of the Revolving Credit Loans to prepay any installment of principal of the Term Loans (it being understood and agreed that proceeds of the Revolving Credit Loans may be used to pay interest on, and regularly-scheduled installments of principal of, the Term Loans).

8.1.11   Further Assurances.

         Each Loan Party shall, from time to time, at its expense, faithfully preserve and protect the Agent's Lien on and Prior Security Interest in the Collateral as a continuing first priority perfected Lien, subject only to Permitted Liens, and shall do such other acts and things as the Agent in its reasonable discretion may deem necessary or advisable from time to time in order to preserve, perfect and protect the Liens granted under the Loan Documents, and to exercise and enforce its rights and remedies thereunder with respect to the Collateral.

8.1.12   Subordination of Intercompany Loans.

         Each Loan Party shall cause any intercompany Indebtedness, loans or advances owed by any Loan Party to any other Loan Party to be subordinated pursuant to the terms of the Intercompany Subordination Agreement.

8.1.13   Third-Party Credit Insurance.

         The Borrowers shall maintain at all times a third-party credit insurance policy acceptable to the Agent covering the Borrowers' foreign receivables.

8.1.14   Intentionally Deleted.

8.1.15   Tax Returns.

         For each tax return (and any amendments filed with respect to any previously filed tax return) which reflect any Loan Party's entitlement to a Tax Refund, such Loan Party shall file or cause to be filed with the applicable government authority such power of attorney documents as the Agent may require in order to facilitate direct payment thereof to the Agent (or its designee). The Loan Parties shall provide the Agent with a copy of any tax return or any amendment to any previously filed tax return promptly after the filing thereof with the applicable governmental authority.

8.1.16   Appraisals.

         Borrowers, at Borrowers' expense, shall deliver to the Agent a current appraisal of (a) the orderly liquidation value of machinery and equipment owned (not leased) by Borrowers and located at Borrowers' 90 Coles Road, Blackwood, New Jersey location or such other locations in the continental United States where such machinery and equipment is located (it being understood and agreed that for purposes of calculating the release mechanism under Section 7 of the Supplemental Cash Collateral Agreement, Metrologic shall only be given "credit" for machinery and equipment located at locations which are subject to satisfactory landlord's waivers in favor of the Agent), and (b) the fair market value of patents and trademarks owned (not licensed) by Borrowers; in each case prepared by such appraisers as may be satisfactory to the Agent, and documented in USPAP form, on or before Effective Date, or as soon thereafter as said appraisers are able to furnish the same.

8.1.17   Management Consultant.

         Borrowers shall retain Penn Hudson, or such other management consultant as may be satisfactory to the Agent, at all times after the Effective Date through and including the earlier of (a) the date on which all Obligations have been paid and satisfied in full and this Agreement (other than Obligations which expressly survive such termination) has been terminated, and
(b) the Expiration Date. Borrowers shall cause Penn Hudson or such management consultant to be actively involved in the business of Borrowers (in their capacity as consultants) during such period and to perform such analyses as the Agent deems reasonably appropriate. Each Loan Party irrevocably authorizes and directs Penn Hudson or such management consultant to deliver to Agent all reports and other information prepared by or in the possession of such management consultant and to disclose to Agent any information such management consultant may have or hereafter acquire concerning any Loan Party's financial status and business operations, as reasonably requested by Agent.

8.1.18   Field Exams.

         The Borrowers shall permit the Agent to conduct a collateral field exam every sixty (60) days or more frequently if required by the Agent. The Borrowers shall make its management personnel available to the Agent and provide such other assistance as the Agent may require in the conduct of each collateral field exam. In connection with each collateral field exam, the Borrowers shall pay to Agent, on demand, for Agent's own account, field exam fees in accordance with Agent's current schedule of fees in effect from time to time, plus all out-of-pocket expenses incurred by Agent in connection with such collateral field exam. As of the Effective Date, Agent's fees for field exams is $675 per person per day.

8.2      Negative Covenants.

         The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations hereunder and termination of the Commitments, the Loan Parties shall comply with the following negative covenants:

8.2.1    Indebtedness.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Indebtedness, except:

(i)      Indebtedness under the Loan Documents;

(ii) Existing Indebtedness as set forth on Schedule 8.2.1 (including any extensions, refinancing or renewals thereof, provided there is no increase in the amount thereof or other significant change in the terms thereof unless otherwise specified on Schedule 8.2.1, except that no Loan Party or any Subsidiary thereof shall be permitted to refinance, extend or renew any existing Indebtedness (or incur any new Indebtedness) owing to Banker's Leasing Assoc., Inc. or Bankers/Softech, a division of EAB Leasing, or any of their respective Affiliates, unless the terms of such refinancing, extension or renewal include a release of all Liens in favor of such Persons other than Liens on the specific equipment which was the subject of the original transaction with such Persons, and, in any event, no such equipment shall be included in the appraisals required under Section 8.1.16 [Appraisals]);

(iii) Subject to clause (ii) above, Indebtedness secured by Purchase Money Security Interests and Capital Leases not exceeding $1,000,000 in any fiscal year; and

(iv) Indebtedness of a Loan Party to another Loan Party which is subordinated in accordance with the provisions of Section 8.1.12 [Subordination of Intercompany Loans];

(v)      Intentionally Deleted;

(vi)     Subordinated Debt; and

(vii) So long as no Potential Default or Event of Default is outstanding, each Foreign Subsidiary shall be permitted to incur Indebtedness (and, in connection with the incurrence of such Indebtedness, if required by the lender thereof, so long as no Potential Default or Event of Default is outstanding, the Agent shall (and is hereby authorized by the Banks to) release any Lien (or foreign law equivalent) in favor of the Agent on the assets of the applicable Foreign Subsidiary obtained pursuant to Section 8.4.5 [Foreign Subsidiaries]).

8.2.2    Liens.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Lien on any of its property or assets, tangible or intangible, now owned or hereafter acquired, or agree or become liable to do so, except as follows:

(i) Liens for taxes, assessments, or similar charges, incurred in the ordinary course of business and which are not yet due and payable;

(ii) Pledges or deposits made in the ordinary course of business to secure payment of workmen's compensation, or to participate in any fund in connection with workmen's compensation, unemployment insurance, old-age pensions or other social security programs;

(iii) Liens of mechanics, materialmen, warehousemen, carriers, or other like Liens, securing obligations incurred in the ordinary course of business that are not yet due and payable and Liens of landlords securing obligations to pay lease payments that are not yet due and payable or in default;

(iv) Good-faith pledges or deposits made in the ordinary course of business to secure performance of bids, tenders, contracts (other than for the repayment of borrowed money) or leases, not in excess of the aggregate amount due thereunder, or to secure statutory obligations, or surety, appeal, indemnity, performance or other similar bonds required in the ordinary course of business;

(v) Encumbrances consisting of zoning restrictions, easements or other restrictions on the use of real property, none of which materially impairs the use of such property or the value thereof, and none of which is violated in any material respect by existing or proposed structures or land use;

(vi) Liens, security interests and mortgages in favor of the Agent for the benefit of the Banks;

(vii) Liens on property leased by any Loan Party or Subsidiary of a Loan Party under Capital Leases and operating leases permitted in Section 8.2.15 securing obligations of such Loan Party or Subsidiary to the lessor under such leases;

(viii) Any Lien existing on the date of this Agreement and described on
Schedule 8.2.2, provided that the principal amount secured thereby is not hereafter increased, and no additional assets become subject to such Lien;

(ix) Liens securing Indebtedness of the Borrowers and their Subsidiaries permitted by Sections 8.2.1(iii), 8.2.1(v) and 8.2.1(vi);

(x) Claims, Liens or encumbrances upon, and defects of title to, real or personal property other than the Collateral, including any attachment of personal or real property or other legal process prior to adjudication of a dispute on the merits; and

(xi) Liens on the assets of any Foreign Subsidiary (but not any Loan Party) securing the Indebtedness of such Foreign Subsidiary incurred in accordance with Section 8.2.1(vii).

8.2.3    Guaranties.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time, directly or indirectly, become or be liable in respect of any Guaranty, except for (i) Guaranties made in the ordinary course of business by any Borrower of obligations of any of its respective Subsidiaries; provided those obligations are otherwise permitted under this Agreement; (ii) Guaranties of Indebtedness of the Loan Parties permitted hereunder and (iii) Guaranties of Indebtedness of any Foreign Subsidiary incurred in accordance with Section 8.2.1(vii).

8.2.4    Loans and Investments.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time make or suffer to remain outstanding any loan or advance to, or purchase, acquire or own any stock, bonds, notes or securities of, or any partnership interest (whether general or limited) or limited liability company interest in, or any other investment or interest in, or make any capital contribution to, any Person, or agree, become or remain liable to do any of the foregoing, except as set forth on Schedule 8.2.4 and for:

(i) trade credit extended to customers on usual and customary terms in the ordinary course of business;

(ii) advances to employees to meet expenses incurred by such employees in the ordinary course of business in the aggregate amount (on a cumulative basis) not to exceed $100,000 at any one time;

(iii)    loans, advances and investments in other Loan Parties;

(iv) loans, advances and investments in Foreign Subsidiaries in an aggregate amount at any one time not to exceed $1,000,000; provided however, that the aggregate amount of loans, advances and investments in any one Foreign Subsidiary at any one time shall not exceed $500,000; and

(v)      investments in Cash Equivalents.

8.2.5    Dividends and Related Distributions.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, make or pay, or agree to become or remain liable to make or pay, any dividend or other distribution of any nature (whether in cash, property, securities or otherwise) on account of or in respect of its shares of Capital Stock, partnership interests or limited liability company interests on account of the purchase, redemption, retirement or acquisition of its shares of Capital Stock (or warrants, options or rights therefor), partnership interests or limited liability company interests, except dividends or other distributions payable by any of Metrologic's Subsidiaries, provided that after giving effect to any such dividends or other distributions, no Potential Default or Event of Default will exist hereunder. Each Borrower shall not, and shall not permit any of its Subsidiaries to, enter into any contract which restricts in any manner the payment by such Subsidiaries of each Borrower of dividends and distributions to such Borrower or any other Loan Party, provided that (i) any wholly-owned Subsidiary may declare and pay dividends to a Borrower.

8.2.6    Liquidations, Mergers, Consolidations, Acquisitions.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, dissolve, liquidate or wind-up its affairs, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or Capital Stock of any other Person, provided that (a) any Subsidiary of the Borrowers may be merged or consolidated with or into any Borrower (provided that such Borrower shall be the continuing or surviving corporation) or with or into any one or more wholly owned Domestic Subsidiaries of any Borrower (provided that the wholly owned Domestic Subsidiary or Domestic Subsidiaries shall be the continuing or surviving corporation) and after giving effect to any such transactions, no Potential Default or Event of Default exists hereunder; and (b) any wholly owned Subsidiary may sell, lease, transfer or otherwise dispose of any or all of its assets (upon voluntary liquidation or otherwise) to any Borrower or any other wholly owned Domestic Subsidiary of any Borrower.

8.2.7    Dispositions of Assets or Subsidiaries.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, sell, convey, assign, lease, abandon or otherwise transfer or dispose of, voluntarily or involuntarily, any of its properties or assets, tangible or intangible (including sale, assignment, discount or other disposition of accounts, contract rights, chattel paper, equipment or general intangibles with or without recourse or of Capital Stock, shares of beneficial interest, partnership interests or limited liability company interests of a Subsidiary of such Loan Party), except:

(i) transactions involving the sale of inventory in the ordinary course of business;

(ii) any sale, transfer or lease of assets in the ordinary course of business which are no longer necessary or required in the conduct of such Loan Party's or such Subsidiary's business;

(iii) any sale, transfer or lease of assets by any wholly-owned Subsidiary of such Loan Party (other than a Borrower) to another Loan Party;

(iv) any sale, transfer or lease of assets in the ordinary course of business which are replaced by substitute assets acquired or leased within the parameters of Section 8.2.15 [Capital Expenditures and Leases], provided such substitute assets are subject to the Banks' Prior Security Interest;

(v)      Intentionally Deleted;

(vi) in addition to the above clauses (i) through (v) inclusive, any such sales, transfers or leases, the aggregate amount (on a cumulative basis) of which for Metrologic and its Subsidiaries for any fiscal year of Metrologic does not exceed $250,000; provided that (i) such sale, transfer or lease is for cash consideration which the officers or Board of Directors of Metrologic or its Subsidiaries, as the case may be, deem to be fair and reasonable and (ii) the Net Proceeds are applied to the Loans as provided for in Section 5.6.2 [Sale of Assets, Sale of Debt or Preferred Equity].

(vii) any sale, transfer or lease, other than those specifically excepted pursuant to clauses (i) through (vi) above, which is approved by the Required Banks so long as the Net Proceeds are applied as a mandatory prepayment of the Term Loans in accordance with the provisions of Section 5.6.2 [Sale of Assets; Sale of Debt or Preferred Equity] above.

8.2.8    Affiliate Transactions.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, enter into or carry out any transaction (including purchasing property or services from, or selling property or services to, any Affiliate of any Loan Party or other Person) unless such transaction is not otherwise prohibited by this Agreement (including, without limitation, Section 8.2.4(iv) hereof), is entered into in the ordinary course of business upon fair and reasonable arm's length terms and conditions and is in accordance with all applicable law; provided, however, that no Loan Party or any Subsidiary of any Loan Party may enter into or carry out any transaction with any Individual Guarantor (including purchasing property or services from, or selling property or services to, any Individual Guarantor) other than the Lease Modification (and the underlying lease) and written employment agreements existing on the Effective Date and delivered to Agent, without the prior written consent of Agent. Nothing herein shall be construed to prohibit the employment of Mrs. Janet Knowles as Vice President-Administration at an annual salary not to exceed One Hundred Forty Thousand Dollars ($140,000), plus ordinary benefits of the type provided for other members of Borrowers' management, so long as such employment arrangement is documented in a written employment agreement reasonably satisfactory to Agent which shall, inter alia, describe Mrs. Janet Knowles' job responsibilities in reasonable detail.

8.2.9    Subsidiaries, Partnerships and Joint Ventures.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, own or create directly or indirectly any Subsidiaries other than (i) any Domestic Subsidiary which has joined this Agreement as Guarantor on the Effective Date (with the exclusion of Holoscan, Inc.); (ii) any Domestic Subsidiary formed after the Effective Date which joins this Agreement as a Guarantor pursuant to Section 11.19 [Joinder of Guarantors], provided that all requirements of Section 11.19 [Joinder of Guarantors] shall have been satisfied and that such Domestic Subsidiary and the Loan Parties, as applicable, shall grant and cause to be perfected first priority Liens to the Agent for the benefit of the Banks in the assets held by, and stock of or other ownership interests in, such Domestic Subsidiary; (iii) any Foreign Subsidiary existing as of the Effective Date of which 65% of the Capital Stock or other ownership interests of each such Foreign Subsidiary have been pledged to the Agent for the benefit of the Banks; provided, however, that so long as no Potential Default or Event of Default is outstanding, subject to Section 8.2.4(iv) hereof, Metrologic or one of its direct or indirect Subsidiaries may enter into a proposed joint venture in China provided that (i) the maximum aggregate contribution of the Loan Parties and their Subsidiaries to such joint venture shall consist of a one-time transfer of optical coding equipment with an aggregate book value not to exceed One Hundred Eighty Thousand Dollars ($180,000), and (ii) to the extent that such equipment is included in the appraisals required under Section 8.1.16 of the Credit Agreement, the aggregate appraised orderly liquidation value of all equipment as reflected in such appraisals shall be reduced by an amount equal to the orderly liquidation value of such transferred equipment for purposes of calculating the release mechanism under Section 7 of the Supplemental Cash Collateral Agreement. Such one-time transfer shall also be permitted notwithstanding anything to the contrary in
Section 8.2.7 [Disposition of Assets of Subsidiaries].

8.2.10   Continuation of or Change in Business.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, engage in any business other than the business in which the Borrowers and their Subsidiaries are engaged on the date hereof or which are directly related thereto, and such Loan Party or Subsidiary shall not permit any material change in such business.

8.2.11   Plans and Benefit Arrangements.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to:

(i) fail to satisfy the minimum funding requirements of ERISA and the Internal Revenue Code with respect to any Plan;

(ii) request a minimum funding waiver from the Internal Revenue Service with respect to any Plan;

(iii) engage in a Prohibited Transaction with any Plan, Benefit Arrangement or Multiemployer Plan which, alone or in conjunction with any other circumstances or set of circumstances resulting in liability under ERISA, would constitute a Material Adverse Change;

(iv) permit the aggregate actuarial present value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in the most recent actuarial report completed with respect to such Plan, to exceed, as of any actuarial valuation date, the fair market value of the assets of such Plan;

(v) fail to make when due any contribution to any Multiemployer Plan that any Borrower or any member of the ERISA Group may be required to make under any agreement relating to such Multiemployer Plan, or any Law pertaining thereto;

(vi) withdraw (completely or partially) from any Multiemployer Plan or withdraw (or be deemed under Section 4062(e) of ERISA to withdraw) from any Multiple Employer Plan, where any such withdrawal is likely to result in a material liability of any Borrower or any member of the ERISA Group;

(vii) terminate, or institute proceedings to terminate, any Plan, where such termination is likely to result in a material liability to any Borrower or any member of the ERISA Group;

(viii) make any amendment to any Plan with respect to which security is required under Section 307 of ERISA; or

(ix) fail to give any and all notices and make all disclosures and governmental filings required under ERISA or the Internal Revenue Code, where such failure is likely to result in a Material Adverse Change.

8.2.12   Fiscal Year.

         Each Borrower shall not, and shall not permit any of its Subsidiaries to, change its fiscal year end from December 31.

8.2.13   [Intentionally Omitted].

8.2.14   Changes in Organizational Documents.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, amend in any respect its certificate of incorporation (including any provisions or resolutions relating to Capital Stock), by-laws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents without providing at least thirty (30) calendar days' prior written notice to the Agent and the Banks and, in the event such change would be adverse to the Banks, without obtaining the prior written consent of the Required Banks, which consent shall not be unreasonably withheld.

8.2.15   Capital Expenditures and Leases.

         Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, make any payments exceeding $2,500,000 in the aggregate (on a cumulative basis) in any fiscal year on account of the purchase or lease of any assets which if purchased would constitute fixed assets or which if leased would constitute a Capitalized Lease, and all such Capital Expenditures and Leases shall be made under usual and customary terms and in the ordinary course of business.

8.2.16   Limitation on Negative Pledge Clauses.

         Each of the Loan Parties shall not enter into with any Person any agreement, other than this Agreement, which prohibits or limits the ability of the Borrowers or any of their Subsidiaries to create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired.

8.2.17   Intentionally Deleted.

8.2.18   Intentionally Deleted.

8.2.19   Intentionally Deleted.

8.2.20   Intentionally Deleted.

8.2.21   Tangible Net Worth.

         The Loan Parties shall not permit Tangible Net Worth to be less than Nine Million Dollars ($9,000,000) measured as of the last Business Day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2002.

8.2.22   Lease Modification Agreement.

         The Loan Parties shall not amend or otherwise modify the Lease Modification Agreement (or the underlying lease agreement) or prepay any of their respective obligations under the Lease Modification Agreement (or the underlying lease agreement). The Loan Parties shall use the cash which would have been required to be paid by the Loan Parties to the landlord of the subject premises but for the Lease Modification Agreement for working capital purposes only.

8.2.23   Supplemental Cash Collateral Promissory Notes.

         The Loan Parties shall not amend or otherwise modify any of the Supplemental Cash Collateral Promissory Notes or prepay any of the Indebtedness evidenced thereby.

8.3      Reporting Requirements.

         The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations hereunder and under the other Loan Documents and termination of the Commitments, the Loan Parties will furnish or cause to be furnished to the Agent and each of the Banks the financial reports and other information set forth on Exhibit 8.3.

8.4      Special Collateral Provisions.

8.4.1    Receivables.

(a) Nature of Receivables. Each of the Receivables shall be a bona fide and valid account representing a bona fide indebtedness incurred by the Customer therein named, for a fixed sum as set forth in the invoice relating thereto (provided immaterial or unintentional invoice errors shall not be deemed to be a breach hereof) with respect to an absolute sale or lease and delivery of goods upon stated terms of a Borrower, or work, labor or services theretofore rendered by a Borrower as of the date each Receivable is created. Same shall be due and owing in accordance with the applicable Borrower's standard terms of sale (i.e., due not later than forty-five (45) days (or, in the case of Receivables owing from Customers listed on Schedule 1.1(C) hereto, sixty (60)
days) after the corresponding goods were sold or services were performed) without dispute, setoff or counterclaim except as may be stated on the accounts receivable schedules delivered by the Borrowers to the Agent.

(b) Solvency of Customers. Each Customer, to the best of each Borrower's knowledge, as of the date each Receivable is created, is and will be solvent and able to pay all Receivables on which the Customer is obligated in full when due or with respect to such Customers of any Borrower who are not solvent such Borrower has set up on its books and in its financial records bad debt reserves adequate to cover such Receivables.

(c) Locations of Borrower. Metrologic's chief executive office is located at 90 Coles Road, Blackwood, New Jersey 08012-2463. Adaptive's chief executive office is located at 10 Wilson Road, Cambridge, Massachusetts 02138. Until written notice is given to the Agent by Borrowers of any other office at which any Borrower keeps its records pertaining to Receivables, all such records shall be kept at such executive office.

(d) Collection of Receivables. Until any Borrower's authority to do so is terminated by the Agent (which notice the Agent may give at any time following the occurrence of an Event of Default or a Potential Default or when the Agent in its sole discretion deems it to be in Banks' best interest to do so), each Borrower will, at such Borrower's sole cost and expense, but on the Agent's behalf and for the Agent's account, collect as the Agent's property and in trust for the Agent all amounts received on Receivables, and shall not commingle such collections with any Borrower's funds or use the same except to pay Obligations (it being understood and agreed that collections reduce availability under the Formula Amount). Each Borrower shall deliver to the Agent or deposit in the appropriate Blocked Account in original form and on the date of receipt thereof, all checks, drafts, notes, money orders, acceptances, cash and other evidences of Indebtedness.

(e) Notification of Assignment of Receivables. At any time after the occurrence and during the continuance of an Event of Default, the Agent shall have the right to send notice of the assignment of, and the Agent's security interest in, the Receivables to any and all Customers or any third party holding or otherwise concerned with any of the Collateral. Thereafter, the Agent shall have the sole right to collect the Receivables, take possession of the Collateral, or both. The Agent's actual collection expenses, including, but not limited to, stationery and postage, telephone and telegraph, secretarial and clerical expenses and the salaries of any collection personnel used for collection, may be charged to Borrowers and added to the Obligations.

(f) Power of Agent to Act on Borrowers' Behalf. The Agent shall have the irrevocable right to receive, endorse, assign and/or deliver in the name of the Agent or any Borrower any and all checks, drafts and other instruments for the payment of money relating to the Receivables, and each Borrower hereby waives notice of presentment, protest and non-payment of any instrument so endorsed. Each Borrower hereby constitutes the Agent or the Agent's designee as such Borrower's attorney with power (i) to endorse such Borrower's name upon any notes, acceptances, checks, drafts, money orders or other evidences of payment or Collateral; (ii) to sign such Borrower's name on any invoice or bill of lading relating to any of the Receivables, drafts against Customers, assignments and verifications of Receivables; (iii) to send verifications of Receivables to any Customer; (iv) to sign such Borrower's name on all financing statements or any other documents or instruments deemed necessary or appropriate by the Agent to preserve, protect, or perfect the Agent's interest in the Collateral and to file same; (v) to demand payment of the Receivables upon the occurrence and during the continuance of an Event of Default; (vi) to enforce payment of the Receivables by legal proceedings or otherwise upon the occurrence and during the continuance of an Event of Default; (vii) to exercise all of Borrowers' rights and remedies with respect to the collection of the Receivables and any other Collateral upon the occurrence and during the continuance of an Event of Default; (viii) to settle, adjust, compromise, extend or renew the Receivables upon the occurrence and during the continuance of an Event of Default; (ix) to settle, adjust or compromise any legal proceedings brought to collect Receivables upon the occurrence and during the continuance of an Event of Default; (x) to prepare, file and sign such Borrower's name on a proof of claim in bankruptcy or similar document against any Customer upon the occurrence and during the continuance of an Event of Default; (xi) to prepare, file and sign such Borrower's name on any notice of Lien, assignment or satisfaction of Lien or similar document in connection with the Receivables upon the occurrence and during the continuance of an Event of Default; and (xii) to do all other acts and things necessary to carry out this Agreement. All acts of said attorney or designee are hereby ratified and approved, and said attorney or designee shall not be liable for any acts of omission or commission nor for any error of judgment or mistake of fact or of law, unless done maliciously or with gross (not mere) negligence; this power being coupled with an interest is irrevocable until all Obligations have been paid and satisfied in full and this Agreement (other than Obligations which expressly survive such termination) has been terminated. The Agent shall have the right at any time following the occurrence of an Event of Default or Potential Default, to change the address for delivery of mail addressed to any Borrower to such address as the Agent may designate and to receive, open and dispose of all mail addressed to any Borrower.

(g) No Liability. Neither the Agent nor any Bank shall, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection or payment of any of the Receivables or any instrument received in payment thereof, or for any damage resulting therefrom, except with respect to Agent's or any Bank's willful misconduct with respect thereto. Following the occurrence of an Event of Default or Potential Default, the Agent may, without notice or consent from any Borrower, sue upon or otherwise collect, extend the time of payment of, compromise or settle for cash, credit or upon any terms any of the Receivables or any other securities, instruments or insurance applicable thereto and/or release any obligor thereof. The Agent is authorized and empowered to accept following the occurrence of an Event of Default or Potential Default the return of the goods represented by any of the Receivables, without notice to or consent by any Borrower, all without discharging or in any way affecting any Borrower's liability hereunder.

(h) Adjustments. No Borrower will, without the Agent's consent, compromise or adjust any Receivables (or extend the time for payment thereof) or accept any returns of merchandise or grant any additional discounts, allowances or credits thereon except for those compromises, adjustments, returns, discounts, credits and allowances as have been heretofore customary in the business of such Borrower in the ordinary course of its business.

8.4.2    Inventory.

         To the extent Inventory held for sale or lease has been produced by any Borrower, it has been and will be produced by such Borrower in accordance with the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations and orders thereunder.

8.4.3    Deposit Accounts; Securities Accounts.

         No Loan Party shall maintain any deposit accounts or securities accounts (other than the deposit accounts set forth on Schedule 6.1.29 hereto), in each case as defined in the Uniform Commercial Code, without the Agent's prior written consent. Loan Parties shall cause all of the deposit accounts and securities accounts set forth on Schedule 6.1.29 to be subject at all times to a first priority, perfected Lien (subject to no other Liens) in favor of Agent (for the benefit of Banks).

8.4.4    Commercial Tort Claims; Letter of Credit Rights.

         Each Loan Party shall promptly notify Agent upon such Loan Party's obtaining any right, title or interest in or to any commercial tort claim or letter of credit rights, in each case as defined in the Uniform Commercial Code, and, thereafter, shall cause all such commercial tort claims and letter of credit rights to be subject at all times to a first priority, perfected Lien (subject to no other Liens) in favor of Agent (for the benefit of Banks).

8.4.5    Foreign Subsidiaries.

         As and when required by the Agent and the Banks, to the extent permitted under applicable law, the Loan Parties shall cause such of the Foreign Subsidiaries, as determined by the Agent and the Banks to (i) join into the credit facility as Borrowers or Guarantors (as determined by Agent and Banks) and grant the foreign law equivalents of perfected, first priority Liens (subject to no Liens other than Permitted Liens) in all their respective property to secure the Obligations or that portion of the Obligations determined by the Agent and the Banks, or (ii) enter into such other arrangements having a practical effect similar to the foregoing as may be satisfactory to the Agent and the Banks in their sole and absolute discretion. The Borrowers shall retain local foreign counsel to assist with the foregoing matters and issue such opinions as Agent and Banks deem necessary or desirable in connection therewith. All costs, expenses and disbursements of Agent in connection with the transactions contemplated by this Section 8.4.5 (including, without limitation, reasonable fees and expenses of United States and foreign counsel) shall be paid or reimbursed by Borrowers in accordance with Section Paragraph 5 of Exhibit 10 [Reimbursement of Agent by Borrowers, Etc].

8.4.6    License Agreements.

         As soon as practicable and in any event within sixty (60) calendar days after the Agent's and the Banks' request therefor, the Loan Parties shall execute and deliver, and cause all applicable licensors to execute and deliver, "access and use" agreements in form and substance satisfactory to the Agent and the Banks with respect to those Material License Agreements identified by the Agent and the Banks. If the Loan Parties fail to deliver an "access and use" agreement for any such Material License Agreement within such period, such failure shall not constitute an Event of Default, but all Inventory subject to such Material License Agreement shall thereafter be excluded from the Formula Amount until such time as such "access and use" agreement is delivered to the Agent and the Banks.

8.4.7    Collateral Assignments of Required Life Insurance Policies.

         As soon as practicable and in any event within thirty (30) calendar days after the Effective Date, the Loan Parties shall deliver to the Agent original, first priority collateral assignments of life insurance policies (subject to no other Liens), with respect to life insurance policies (underwritten by an insurer reasonably satisfactory to the Agent) for each of the Individual Guarantors in an amount not less than Six Million Dollars ($6,000,000) for each such policy and naming one or more of the Loan Parties as beneficiaries, in each case, in form and substance satisfactory to the Agent and executed by the insurer, the insured and each beneficiary thereof (collectively, the "Required Life Insurance Policies" and each individually a "Required Life Insurance Policy), which such Required Life Insurance Policies shall be maintained in full force and effect (with all premiums timely paid) until payment and satisfaction in full of all Obligations and termination of this Agreement (other than Obligations which expressly survive such termination). If the Agent receives final payment of the proceeds of one of the Required Life Insurance Policies in an amount not less than Six Million Dollars ($6,000,000) in accordance with Section 9.1.17 hereof, then the Agent (and, to the extent required, the Banks) will release the Individual Guaranty, the Mortgage, the cash collateral heretofore pledged by the Individual Guarantors as security for the Individual Guaranty (which, for avoidance of doubt, does not include the Supplemental Cash Collateral) and the collateral assignment of the other Required Life Insurance Policy.

9.       DEFAULT

9.1      Events of Default.

         An Event of Default shall mean the occurrence or existence of any one or more of the following events or conditions (whatever the reason therefor and whether voluntary, involuntary or effected by operation of Law):

9.1.1    Payments Under Loan Documents.

         The Borrowers shall fail to pay any principal of any Loan (including scheduled installments, mandatory prepayments or the payment due at maturity), Reimbursement Obligation or Letter of Credit Borrowing when due in accordance with the terms thereof or hereof; or the Borrowers shall fail to pay any interest on any Loan, Reimbursement Obligation or Letter of Credit Borrowing or any other amount owing hereunder or under the other Loan Documents (including without limitation any fee) within three days after any such interest or other amount becomes due in accordance with the terms hereof or thereof;

9.1.2    Breach of Warranty.

         Any representation or warranty made at any time by any of the Loan Parties herein or by any of the Loan Parties in any other Loan Document, or in any certificate, other instrument or statement furnished pursuant to the provisions hereof or thereof, shall prove to have been false or misleading in any material respect as of the time it was made or furnished;

9.1.3    Breach of Negative Covenants or Visitation Rights.

         Any of the Loan Parties shall default in the observance or performance of any covenant contained in Sections 8.1.6 [Visitation Rights], 8.1.15 [Tax Return], 8.1.16 [Appraisals], 8.1.17 [Management Consultant], 8.1.18 [Field Exams], 8.2 [Negative Covenants], 8.4 [Special Collateral Provisions] or
Exhibit 8.3 to this Agreement [Reporting Requirements];

9.1.4    Breach of Other Covenants.

         Any of the Loan Parties shall default in the observance or performance of any other covenant, condition or provision hereof or of any other Loan Document and such default shall continue unremedied for a period of 30 days after any officer of any Loan Party becomes aware of the occurrence thereof (such grace period to be applicable only in the event such default can be remedied by corrective action of the Loan Parties as determined by the Agent in its sole discretion); provided, however, that during any such 30 day period, Banks shall not be obligated to make Loans to, or issue Letters of Credit for the account of, any Borrower and the Agent may seek adequate protection in any such proceeding.

9.1.5    Defaults in Other Agreements or Indebtedness.

         A default or event of default shall occur at any time under the terms of any other agreement involving borrowed money or the extension of credit or any other Indebtedness under which any Loan Party or Subsidiary of any Loan Party may be obligated as a borrower or guarantor in excess of $250,000 in the aggregate (on a cumulative basis), and such breach, default or event of default consists of the failure to pay (beyond any period of grace permitted with respect thereto, whether waived or not) any indebtedness when due (whether at stated maturity, by acceleration or otherwise) or if such breach or default permits or causes the acceleration of any indebtedness (whether or not such right shall have been waived) or the termination of any commitment to lend;

9.1.6    Final Judgments or Orders.

         Any final judgments or orders for the payment of money in excess of $500,000 in the aggregate (on a cumulative basis, but excluding any such judgments or orders which are fully covered by insurance, subject to any customary deductible, and under which the applicable insurance carrier has acknowledged such full coverage in writing) shall be entered against any Loan Party by a court having jurisdiction in the premises, which judgment is not discharged, vacated, bonded or stayed pending appeal within a period of 60 days from the date of entry;

9.1.7    Loan Document Unenforceable.

         Any of the Loan Documents shall cease to be legal, valid and binding agreements enforceable against the party executing the same or such party's successors and assigns (as permitted under the Loan Documents) in accordance with the respective terms thereof or shall in any way be terminated (except in accordance with its terms) or become or be declared ineffective or inoperative or shall in any way be challenged or contested or cease to give or provide the respective Liens, security interests, rights, titles, interests, remedies, powers or privileges intended to be created thereby;

9.1.8    Uninsured Losses; Proceedings Against Assets.

         There shall occur any material uninsured damage to or loss, theft or destruction of any of the Collateral in excess of $500,000 or the Collateral or any other of the Loan Parties' or any of their Subsidiaries' assets are attached, seized, levied upon or subjected to a writ or distress warrant; or such come within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors and the same is not cured within 60 days thereafter;

9.1.9    Notice of Lien or Assessment.

         A notice of Lien or assessment in excess of $250,000 which is not a Permitted Lien is filed of record with respect to all or any part of any of the Loan Parties' or any of their Subsidiaries' assets by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, including the PBGC, or any taxes or debts owing at any time or times hereafter to any one of these becomes payable and the same is not paid within 60 days after the same becomes payable; 9.1.10 Insolvency; Right of Contribution.

(a) On any date a payment in respect of the Obligations is made, the right of contribution, if any, of any Borrower and each Guarantor (each an "Obligor") against each Contributor shall be determined as provided in the immediately succeeding sentence, with the right of contribution of each Obligor to be revised and restated as of each such date. At any time that a payment (a "Relevant Payment") is made by an Obligor in respect of the Obligations (as such term is defined in the Loan Documents) and results in the aggregate payments made by such Obligor in respect of the Obligations to and including the date of such Relevant Payment to exceed such Obligor's Contribution Percentage of the aggregate payments made by all Obligors in respect of the Obligations to and including such date (such excess, the "Aggregate Excess Amount"), each such Obligor shall have a right of contribution against each Contributor who has made payments in respect of the Obligations to and including such date in an aggregate amount less than such Contributor's Contribution Percentage of the aggregate payments made to and including such date by all Obligors in respect of the Obligations (the aggregate amount of such deficit, the "Aggregate Deficit Amount") in an amount equal to (x) a fraction the numerator of which is the Aggregate Excess Amount of such Obligor and the denominator of which is the sum of the Aggregate Excess Amounts of all Obligors multiplied by (y) the Aggregate Deficit Amount of such Contributor. An Obligor's right of contribution, if any, pursuant to this paragraph shall arise at the time of each computation, subject to adjustment at the time of subsequent computations, provided that such Obligor may not take any action to enforce such right until the Obligations have been paid in full, it being expressly recognized and agreed by all Obligors that any Obligor's right of contribution arising pursuant hereto against any Contributor shall be expressly junior and subordinate to such Contributor's obligations and liabilities in respect of the Obligations. As used in this Section 9.1.10, "Contributor" shall mean each Obligor required to make any payment to any other Obligor pursuant to this Section 9.1.10, (ii) the "Contribution Percentage" of each Obligor shall mean the percentage obtained by dividing (x) the Benefit Amount of such Obligor by (y) the aggregate Benefit Amount of all Obligors and (iii) the "Benefit Amount" of each Obligor shall mean the net value of the benefits to such Obligor from the credit extensions made under the Loan Documents.

(b) Each of the Obligors recognizes and agrees that, except for any right of contribution arising pursuant to Section 9.1.10, each Obligor which makes any payment in respect of the Obligations shall have no right of contribution, reimbursement or subrogation against any other Obligor in respect of such payment, any such right of contribution, reimbursement or subrogation arising under law or otherwise being expressly waived by all Obligors.

(c) Each of the Obligors recognizes and acknowledges that the rights to contribution arising hereunder shall constitute an asset in favor of the party entitled to such contribution. In this connection each Obligor has the right to waive its contribution right against any Contributor to the extent that after giving effect to such waiver such Obligor would remain solvent in the determination of the Agent.

9.1.11   Events Relating to Plans and Benefit Arrangements.

         Any of the following occurs: (i) any Reportable Event, which the Agent determines in good faith constitutes grounds for the termination of any Plan by the PBGC or the appointment of a trustee to administer or liquidate any Plan, shall have occurred and be continuing; (ii) proceedings shall have been instituted or other action taken to terminate any Plan, or a termination notice shall have been filed with respect to any Plan; (iii) a trustee shall be appointed to administer or liquidate any Plan; (iv) the PBGC shall give notice of its intent to institute proceedings to terminate any Plan or Plans or to appoint a trustee to administer or liquidate any Plan; and, in the case of the occurrence of (i), (ii), (iii) or (iv) above, the Agent determines in good faith that the amount of any Borrower's liability is likely to exceed 10% of its Consolidated Net Worth; (v) any Borrower or any member of the ERISA Group shall fail to make any contributions when due to a Plan or a Multiemployer Plan; (vi) any Borrower or any other member of the ERISA Group shall make any amendment to a Plan with respect to which security is required under Section 307 of ERISA; (vii) any Borrower or any other member of the ERISA Group shall withdraw completely or partially from a Multiemployer Plan; (viii) any Borrower or any other member of the ERISA Group shall withdraw (or shall be deemed under Section 4062(e) of ERISA to withdraw) from a Multiple Employer Plan; or (ix) any applicable Law is adopted, changed or interpreted by any Official Body with respect to or otherwise affecting one or more Plans, Multiemployer Plans or Benefit Arrangements and, with respect to any of the events specified in (v),
(vi), (vii), (viii) or (ix), the Agent determines in good faith that any such occurrence would be reasonably likely to materially and adversely affect the total enterprise represented by such Borrower and the other members of the ERISA Group;

9.1.12   Cessation of Business.

         Any Loan Party or Subsidiary of a Loan Party ceases to conduct its business as contemplated, except as expressly permitted under Section 8.2.6 [Liquidations, Mergers, Etc.] or Section 8.2.7, or any Loan Party or Subsidiary of a Loan Party is enjoined, restrained or in any way prevented by court order from conducting all or any material part of its business and such injunction, restraint or other preventive order is not dismissed within thirty (30) days after the entry thereof;

9.1.13   Change of Control.

         Any Change of Control shall occur;

9.1.14   Involuntary Proceedings.

         A proceeding shall have been instituted in a court having jurisdiction in the premises seeking a decree or order for relief in respect of any Loan Party or Subsidiary of a Loan Party in an involuntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, or for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Loan Party or Subsidiary of a Loan Party for any substantial part of its property, or for the winding-up or liquidation of its affairs, and such proceeding shall remain undismissed or unstayed and in effect for a period of 60 consecutive days or such court shall enter a decree or order granting any of the relief sought in such proceeding;

9.1.15   Voluntary Proceedings.

         Any Loan Party or Subsidiary of a Loan Party shall commence a voluntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or other similar official) of itself or for any substantial part of its property or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action in furtherance of any of the foregoing; or

9.1.16   Intentionally Deleted.

9.1.17   Individual Guarantors.

(a) repudiation, termination or breach of the Individual Guaranty, or if any Individual Guarantor attempts to repudiate, terminate, challenges the validity, or his or her liability under the Individual Guaranty;

(b) death of any Individual Guarantor and the Agent fails to receive proceeds of the relevant Required Life Insurance Policy in an amount not less than Six Million Dollars ($6,000,000) on or before the seventy-fifth (75th) day following the date of the death of such Individual Guarantor for any reason whatsoever; or

(c) any Individual Guarantor shall (i) commence a voluntary case under any state or federal bankruptcy laws (as now or hereafter in effect), (ii) be adjudicated a bankrupt or insolvent (iii) file a petition seeking to take advantage of any other laws providing for the relief of debtors, (iv) acquiesce to, or fail to have dismissed within sixty (60) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (v) take any action for the purpose of effecting any of the foregoing.

9.2      Consequences of Event of Default.

9.2.1 Events of Default Other Than Bankruptcy, Insolvency or Reorganization Proceedings.

         If an Event of Default specified under Sections 9.1.1 through 9.1.13 or Sections 9.1.16 or 9.1.17 shall occur and be continuing, the Banks and the Agent shall be under no further obligation to make Loans or issue Letters of Credit, as the case may be, and the Agent may, and upon the request of the Required Banks, shall (i) by written notice to the Borrowers, declare the unpaid principal amount of the Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness of the Borrowers to the Banks hereunder and thereunder to be forthwith due and payable, and the same shall thereupon become and be immediately due and payable to the Agent for the benefit of each Bank without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived, and (ii) require the Borrowers to, and the Borrowers shall thereupon, deposit in a non-interest-bearing account with the Agent, as cash collateral for their Obligations under the Loan Documents, an amount equal to the maximum amount currently or at any time thereafter available to be drawn on all outstanding Letters of Credit, and the Borrowers hereby pledge to the Agent and the Banks, and grant to the Agent and the Banks a security interest in, all such cash as security for such Obligations. Upon the curing of all existing Events of Default to the satisfaction of the Required Banks, the Agent shall return such cash collateral to the Borrowers; and

9.2.2    Bankruptcy, Insolvency or Reorganization Proceedings.

         If an Event of Default specified under Section 9.1.14 [Involuntary Proceedings] or 9.1.15 [Voluntary Proceedings] shall occur, the Banks shall be under no further obligations to make Loans hereunder and the unpaid principal amount of the Loans then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness of the Borrowers to the Banks hereunder and thereunder shall be immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived; and

9.2.3    Set-off.

         If an Event of Default shall occur and be continuing, any Bank to whom any Obligation is owed by any Loan Party hereunder or under any other Loan Document or any participant of such Bank which has agreed in writing to be bound by the provisions of Exhibit 10 and any branch, Subsidiary or Affiliate of such Bank or participant anywhere in the world shall have the right, in addition to all other rights and remedies available to it, without notice to such Loan Party, to set-off against and apply to the then unpaid balance of all the Loans and all other Obligations of the Borrowers and the other Loan Parties hereunder or under any other Loan Document, any debt owing to, and any other funds held in any manner for the account of, any Borrower or such other Loan Party by such Bank or participant or by such branch, Subsidiary or Affiliate, including all funds in all deposit accounts (whether time or demand, general or special, provisionally credited or finally credited, or otherwise) now or hereafter maintained by any Borrower or such other Loan Party for its own account (but not including funds held in custodian or trust accounts) with such Bank or participant or such branch, Subsidiary or Affiliate. Such right shall exist whether or not any of the Obligations are then due and payable, whether or not any Bank or the Agent shall have made any demand under this Agreement or any other Loan Document, whether or not such debt owing to or funds held for the account of such Borrower or such other Loan Party is or are matured or unmatured and regardless of the existence or adequacy of any Collateral, Guaranty or any other security, right or remedy available to any Bank or the Agent; and

9.2.4    Suits, Actions, Proceedings.

         If an Event of Default shall occur and be continuing, and whether or not the Agent shall have accelerated the maturity of Loans pursuant to any of the foregoing provisions of this Section 9.2, the Agent or any Bank, if owed any amount with respect to the Loans, may proceed to protect and enforce its rights by suit in equity, action at law and/or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in this Agreement or the other Loan Documents, including as permitted by applicable Law the obtaining of the ex parte appointment of a receiver, and, if such amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right of the Agent or such Bank; and

9.2.5    Application of Proceeds.

         From and after the date on which the Obligations have been accelerated and the Commitments have been terminated, and until all Obligations have been paid in full, any and all proceeds received by the Agent from any sale or other disposition of the Collateral, or any part thereof, or the exercise of any other remedy by Agent, shall be applied as follows:

(i) first, to reimburse the Agent and the Banks for out-of-pocket costs, expenses and disbursements, including reasonable attorneys' and paralegals' fees and legal expenses, incurred by the Agent or the Banks in connection with realizing on the Collateral or collection of any Obligations of any of the Loan Parties under any of the Loan Documents, including advances made by the Banks or any one of them or the Agent for the reasonable maintenance, preservation, protection or enforcement of, or realization upon, the Collateral, including advances for taxes, insurance, repairs and the like and reasonable expenses incurred to sell or otherwise realize on, or prepare for sale or other realization on, any of the Collateral;

(ii) second, to the repayment of accrued and unpaid fees incurred under this Agreement or any of the other Loan Documents in such manner as the Agent may determine in its discretion;

(iii) third, to the repayment of accrued and unpaid interest on the Loans in such manner as the Agent may determine in its discretion;

(iv) fourth, to the repayment of the outstanding principal balance of the Loans (other than the Special Overadvance) in such manner as the Agent may determine in its discretion;

(v) fifth, to the repayment of the outstanding principal balance of the Special Overadvance;

(vi) sixth, to the remaining Obligations, if any, in such manner as the Agent may determine in its discretion; and

(vii)    seventh, the balance, if any, as required by Law.

9.2.6    Other Rights and Remedies.

         In addition to all of the rights and remedies contained in this Agreement or in any of the other Loan Documents (including the Mortgage), the Agent shall have all of the rights and remedies of a secured party under the Uniform Commercial Code or other applicable Law, all of which rights and remedies shall be cumulative and non-exclusive, to the extent permitted by Law. The Agent may, and upon the request of the Required Banks shall, exercise all post-default rights granted to the Agent and the Banks under the Loan Documents or applicable Law. In connection with such rights and remedies, the Agent is hereby granted a license or other right to use and/or sublicense, upon and after the occurrence and during the continuance of an Event of Default, without charge, each Loan Party's labels, patents, copyrights, rights of use of any name, trade secrets, tradenames, trademarks and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in advertising for sale and selling any Collateral and each Loan Party's rights under all license agreements shall inure to the Agent's benefit.

9.3      Notice of Sale.

         Any notice required to be given by the Agent of a sale, lease, or other disposition of the Collateral or any other intended action by the Agent, if given ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice thereof to the Borrowers.

10.      THE AGENT

         In addition to the other provisions set forth in this Agreement, the Agent's rights and obligations are described in and governed by the provisions of Exhibit 10.

11.      MISCELLANEOUS

11.1     Modifications, Amendments or Waivers.

         With the written consent of all the Banks, the Agent, acting on behalf of all the Banks, and the Borrowers, on behalf of the Loan Parties, may from time to time enter into written agreements amending or changing any provision of this Agreement or any other Loan Document or the rights of the Banks or the Loan Parties hereunder or thereunder, or may grant written waivers or consents to a departure from the due performance of the Obligations of the Loan Parties hereunder or thereunder. Any such agreement, waiver or consent made with such written consent shall be effective to bind all the Banks and the Loan Parties; provided, that, without the consent of any Loan Party, the Agent and the Banks may enter into written agreements amending, changing or waiving any of the following: (i) Section 5.2 [Pro Rata Treatment of Banks], (ii) any provision of
Exhibit 10 [Agent Provisions] (other than Paragraphs 5, 14 or 15 thereof),
(iii) any provision regarding the pro rata treatment of the Banks or settlement procedures, (iv) the definition of Required Banks, or (v) any requirement providing for the Banks or the Required Banks to authorize the taking of any action hereunder. Notwithstanding anything to the contrary contained herein, the Agent is hereby authorized by the Banks, which such authorization shall be irrevocable, to release Collateral in connection with any sale of assets permitted by Section 8.2.7 [Disposition of Assets or Subsidiaries], in connection with the financing of any Foreign Subsidiary pursuant to Section 8.2.1(vii) [Indebtedness] or in connection with Agent's receipt of the proceeds of one of the Required Life Insurance Policies in accordance with Sections
8.4.7 and 9.1.17 hereof.

11.2     No Implied Waivers; Cumulative Remedies; Writing Required.

         No course of dealing and no delay or failure of the Agent or any Bank in exercising any right, power, remedy or privilege under this Agreement or any other Loan Document shall affect any other or future exercise thereof or operate as a waiver thereof, nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power, remedy or privilege preclude any further exercise thereof or of any other right, power, remedy or privilege. The rights and remedies of the Agent and the Banks under this Agreement and any other Loan Documents are cumulative and not exclusive of any rights or remedies which they would otherwise have. Any waiver, permit, consent or approval of any kind or character on the part of any Bank of any breach or default under this Agreement or any such waiver of any provision or condition of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing.

11.3     Reimbursement and Indemnification of Banks by the Borrowers; Taxes.

         The Borrowers agree unconditionally and jointly and severally upon demand to pay or reimburse to each Bank (other than the Agent, as to which the Borrowers' Obligations are set forth in Paragraph 5 of Exhibit 10 [Reimbursement of Agent By Borrowers, Etc.]) and to save such Bank harmless against (i) liability for the payment of all reasonable out-of-pocket costs, expenses and disbursements (including fees and expenses of counsel (including allocated costs of staff counsel) for each Bank except with respect to (a) and
(b) below), incurred by such Bank (a) in connection with the administration and interpretation of this Agreement, and other instruments and documents to be delivered hereunder, (b) relating to any amendments, waivers or consents pursuant to the provisions hereof, (c) in connection with the enforcement of this Agreement or any other Loan Document, or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Agreement or any other Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (d) in any workout or restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, or (ii) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against such Bank, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by such Bank hereunder or thereunder, provided that the Borrowers shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (A) if the same results from such Bank's gross negligence or willful misconduct, or (B) if any Borrower was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense (except that each Borrower shall remain liable to the extent such failure to give notice does not result in a loss to such Borrower), or (C) if the same results from a compromise or settlement agreement entered into without the consent of the Borrowers, which shall not be unreasonably withheld. The Banks will attempt to minimize the fees and expenses of legal counsel for the Banks which are subject to reimbursement by the Borrowers hereunder by considering the usage of one law firm to represent the Banks and the Agent unless inappropriate under the circumstances.

The Borrowers agree unconditionally to pay all stamp, document, transfer, recording or filing taxes or fees and similar impositions now or hereafter determined by the Agent or any Bank to be payable in connection with this Agreement or any other Loan Document, and the Borrowers agree unconditionally to save the Agent and the Banks harmless from and against any and all present or future claims, liabilities or losses with respect to or resulting from any omission to pay or delay in paying any such taxes, fees or impositions.

11.4     Holidays.

         Whenever payment of a Loan to be made or taken hereunder shall be due on a day which is not a Business Day such payment shall be due on the next Business Day and such extension of time shall be included in computing interest and fees, except that the Loans shall be due on the Business Day preceding the Expiration Date if the Expiration Date is not a Business Day. Whenever any payment or action to be made or taken hereunder (other than payment of the Loans) shall be stated to be due on a day which is not a Business Day, such payment or action shall be made or taken on the next following Business Day, and such extension of time shall not be included in computing interest or fees, if any, in connection with such payment or action.

11.5     Funding by Branch, Subsidiary or Affiliate.

11.5.1   Intentionally Deleted.

11.5.2   Actual Funding.

         Each Bank shall have the right from time to time to make or maintain any Loan by arranging for a branch, Subsidiary or Affiliate of such Bank to make or maintain such Loan subject to the last sentence of this Section 11.5.2. If any Bank causes a branch, Subsidiary or Affiliate to make or maintain any part of the Loans hereunder, all terms and conditions of this Agreement shall, except where the context clearly requires otherwise, be applicable to such part of the Loans to the same extent as if such Loans were made or maintained by such Bank, but in no event shall any Bank's use of such a branch, Subsidiary or Affiliate to make or maintain any part of the Loans hereunder cause such Bank or such branch, Subsidiary or Affiliate to incur any cost or expenses payable by the Borrowers hereunder or require the Borrowers to pay any other compensation to any Bank (including any expenses incurred or payable pursuant to Section 5.7 [Additional Compensation in Certain Circumstances]) which would otherwise not be incurred.

11.6     Notices.

         Any notice, request, demand, direction or other communication (for purposes of this Section 11.6 only, a "Notice") to be given to or made upon any party hereto under any provision of this Agreement shall be given or made by telephone or in writing (which includes by means of electronic transmission (i.e., "e-mail") or facsimile transmission or by setting forth such Notice on a site on the World Wide Web (a "Website Posting") if Notice of such Website Posting (including the information necessary to access such site) has previously been delivered to the applicable parties hereto by another means set forth in this Section 11,6) in accordance with this Section 11.6; provided, however, that no requests or notices with respect to funding or utilization of the facilities, no payment notices, no notices of Events of Default and no requests for waivers or consents shall be valid if transmitted by email or Website Posting. Any such Notice must be delivered to the applicable parties hereto at the addresses and numbers set forth under their respective names on
Schedule 11.6 hereof or in accordance with any subsequent unrevoked Notice from any such party that is given in accordance with this Section 11.6. Any Notice shall be effective:

(a)      In the case of hand-delivery, when delivered;

(b) If given by mail, four days after such Notice is deposited with the United States Postal Service, with certified or registered postage prepaid, return receipt requested;

(c) In the case of a telephonic Notice, when a party is contacted by telephone, if delivery of such telephonic Notice is confirmed no later than the next Business Day by hand delivery, a facsimile or electronic transmission, a Website Posting or an overnight courier delivery of a confirmatory Notice (received at or before noon on such next Business Day);

(d) In the case of a facsimile transmission, when sent to the applicable party's facsimile machine's telephone number, if the party sending such Notice receives confirmation of the delivery thereof from its own facsimile machine;

(e)      In the case of electronic transmission, when actually received;

(f) In the case of a Website Posting, upon delivery of a Notice of such posting (including the information necessary to access such site) by another means set forth in this Section 11.6; and

                  (g) If given by any other means (including by overnight courier), when actually received.

         Any Bank giving a Notice to any Borrower or any Guarantor shall concurrently send a copy thereof to the Agent, and the Agent shall promptly notify the other Banks of its receipt of such Notice.

11.7     Joint and Several Obligations of Borrowers; Additional Waivers.

         The Obligations and the additional liabilities of the Borrowers under this Agreement are joint and several obligations of the Borrowers, and each Borrower hereby waives to the fullest extent permitted by law any defense it may otherwise have to the payment and performance of the Obligations that its liability hereunder is limited and not joint and several. Each Borrower acknowledges and agrees that the foregoing waivers and those set forth below serve as a material inducement to the agreement of the Banks to make the Loans and the Agent to serve as agent for the Banks, and that the Agent and the Banks are relying on each specific waiver and all such waivers in entering into this Agreement and agreeing to make the Commitments. The undertakings of each Borrower hereunder secure the obligations of itself, the other Borrower and each other Loan Party. Each Borrower further agrees that the Banks may do any of the following without notice to any Borrower and without adversely affecting the validity or enforceability of this Agreement or any of the Obligations: (i) release, surrender, exchange, compromise or settle the Obligations or any part thereof with respect to the other Borrower; (ii) change, renew or waive the terms of the Obligations, or any part thereof with respect to the other Borrower; (iii) change, renew or waive the terms of any of the Loan Documents or any other agreements relating to the Obligations with respect to the other Borrower; (iv) grant any extension or indulgence with respect to the payment or performance of the Obligations or any part thereof with respect to the other Borrower; (v) enter into any agreement of forbearance with respect to the Obligations or any part thereof with respect to the other Borrower; and (vi) release, surrender, exchange or compromise any security of the other borrower held by the Agent or any Bank for any of the Obligations. Each Borrower agrees that the Agent and the Banks or any of them may do any of the above as such Agent or Bank deems necessary or advisable, in such Agent's or Bank's sole discretion, without giving notice to the other Borrower, and that the other Borrower will remain liable for full payment and performance of the Obligations.

11.8     Severability.

         The provisions of this Agreement are intended to be severable. If any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

11.9     Governing Law.

         Each Letter of Credit, Section 2.9 [Letter of Credit Subfacility] and
Exhibit 2.9 shall be subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500, as the same may be revised or amended from time to time, and to the extent not inconsistent therewith, the internal laws of the State of New Jersey without regard to its conflict of laws principles and the balance of this Agreement shall be deemed to be a contract under the Laws of the State of New Jersey and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the State of New Jersey without regard to its conflict of laws principles.

11.10    Prior Understanding.

         Subject to Section 1.4 [Amendment and Restatement], this Agreement and the other Loan Documents supersede all prior understandings and agreements (excluding the Agent's Letter, as described in Exhibit 10), whether written or oral, between the parties hereto and thereto relating to the transactions provided for herein and therein, including any prior confidentiality agreements and commitments.

11.11    Duration; Survival.

         All representations and warranties of the Loan Parties contained herein or made in connection herewith shall survive the making of Loans and issuance of Letters of Credit and shall not be waived by the execution and delivery of this Agreement, any investigation by the Agent or the Banks, the making of Loans, issuance of Letters of Credit, or payment in full of the Loans. All covenants and agreements of the Loan Parties contained in Sections
8.1 [Affirmative Covenants], 8.2 [Negative Covenants] and 8.3 [Reporting Requirements] and Exhibit 8.3 herein shall continue in full force and effect from and after the date hereof so long as the Borrowers may borrow or request Letters of Credit hereunder and until termination of the Commitments and payment in full of the Loans and expiration or termination of all Letters of Credit. All covenants and agreements of the Borrowers contained herein relating to the payment of principal, interest, premiums, additional compensation or expenses and indemnification, including those set forth in the Notes, Section 5 [Payments], Paragraphs 5 and 7 of Exhibit 10 [Reimbursement of Agent by Borrowers, Etc.; Reimbursement of Agent by Banks, Etc.] and 11.3 [Reimbursement of Banks by Borrowers; Etc.], shall survive payment in full of the Loans, expiration or termination of the Letters of Credit and termination of the Commitments.

11.12    Successors and Assigns.

(i) This Agreement shall be binding upon and shall inure to the benefit of the Banks, the Agent, the Loan Parties and their respective successors and assigns, except that none of the Loan Parties may assign or transfer any of its rights and Obligations hereunder or any interest herein. Each Bank may, at its own cost, make assignments of or sell participations in all or any part of its Commitments and the Loans made by it to one or more banks or other entities, subject to the consent of the Borrowers and the Agent with respect to any assignee, such consent not to be unreasonably withheld, provided that (1) no consent of the Borrowers shall be required (A) if an Event of Default exists and is continuing, or (B) in the case of an assignment by a Bank to an Affiliate of such Bank, and (2) any assignment by a Bank to a Person other than an Affiliate of such Bank may not be made in amounts less than the lesser of $5,000,000 or the amount of the assigning Bank's Commitment. In the case of an assignment, upon receipt by the Agent of the Assignment and Assumption Agreement, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it had been a signatory Bank hereunder, the Commitments shall be adjusted accordingly, and upon surrender of any Note subject to such assignment, the Borrowers shall execute and deliver a new Note to the assignee in an amount equal to the amount of the Revolving Credit Commitment or Term Loan assumed by it and a new Revolving Credit Note or Term Note to the assigning Bank in an amount equal to the Revolving Credit Commitment or Term Loan retained by it hereunder. Any Bank which assigns any or all of its Commitment or Loans to a Person other than an Affiliate of such Bank shall pay to the Agent a service fee in the amount of $3,000 for each assignment. In the case of a participation, the participant shall only have the rights specified in Section 9.2.3 [Set-off] (the participant's rights against such Bank in respect of such participation to be those set forth in the agreement executed by such Bank in favor of the participant relating thereto and not to include any voting rights except with respect to changes of the type referenced in Sections 11.1.1 [Increase of Commitment, Etc.], 11.1.2 [Extension of Payment, Etc.], or 11.1.3 [Release of Collateral or Guarantor]), all of such Bank's obligations under this Agreement or any other Loan Document shall remain unchanged, and all amounts payable by any Loan Party hereunder or thereunder shall be determined as if such Bank had not sold such participation.

(ii) Any assignee or participant which is not incorporated under the Laws of the United States of America or a state thereof shall deliver to the Borrowers and the Agent the form of certificate described in Section 11.18 [Tax Withholding Clause] relating to federal income tax withholding. Each Bank may furnish any publicly available information concerning any Loan Party or its Subsidiaries and any other information concerning any Loan Party or its Subsidiaries in the possession of such Bank from time to time to assignees and participants (including prospective assignees or participants), provided that such assignees and participants agree to be bound by the provisions of Section
11.13 [Confidentiality].

(iii) Notwithstanding any other provision in this Agreement, any Bank may at any time pledge or grant a security interest in all or any portion of its rights under this Agreement, its Note and the other Loan Documents to any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR Section 203.14 without notice to or consent of the Borrowers or the Agent. No such pledge or grant of a security interest shall release the Transferor Bank of its obligations hereunder or under any other Loan Document.

11.13    Confidentiality.

11.13.1  General.

         The Agent and the Banks each agree to keep confidential all information obtained from any Loan Party or its Subsidiaries which is nonpublic and confidential or proprietary in nature (including any information any Borrower specifically designates as confidential), except as provided below, and to use such information only in connection with their respective capacities under this Agreement and for the purposes contemplated hereby. The Agent and the Banks shall be permitted to disclose such information (i) to outside legal counsel, accountants and other professional advisors who need to know such information in connection with the administration and enforcement of this Agreement, subject to agreement of such Persons to maintain the confidentiality, (ii) to assignees and participants as contemplated by Section 11.12, (iii) to the extent requested by any bank regulatory authority or, with notice to the Borrowers, as otherwise required by applicable Law or by any subpoena or similar legal process, or in connection with any investigation or proceeding arising out of the transactions contemplated by this Agreement, (iv) if it becomes publicly available other than as a result of a breach of this Agreement or becomes available from a source not known to be subject to confidentiality restrictions, or (v) if any Borrower shall have consented to such disclosure.

11.13.2  Sharing Information With Affiliates of the Banks.

         Each Loan Party acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to any Borrower or one or more of its Affiliates (in connection with this Agreement or otherwise) by any Bank or by one or more Subsidiaries or Affiliates of such Bank and each of the Loan Parties hereby authorizes each Bank to share any information delivered to such Bank by such Loan Party and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Bank to enter into this Agreement, to any such Subsidiary or Affiliate of such Bank, it being understood that any such Subsidiary or Affiliate of any Bank receiving such information shall be bound by the provisions of Section
11.13.1 as if it were a Bank hereunder. Such authorization shall survive the repayment of the Loans and other Obligations and the termination of the Commitments.

11.14    Counterparts.

         This Agreement may be executed by different parties hereto on any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all such counterparts shall together constitute one and the same instrument.

11.15    Agent's or Bank's Consent.

         Whenever the Agent's or any Bank's consent is required to be obtained under this Agreement or any of the other Loan Documents as a condition to any action, inaction, condition or event, the Agent and each Bank shall be authorized to give or withhold such consent in its sole and absolute discretion and to condition its consent upon the giving of additional collateral, the payment of money or any other matter.

11.16    Exceptions.

         The representations, warranties and covenants contained herein shall be independent of each other, and no exception to any representation, warranty or covenant shall be deemed to be an exception to any other representation, warranty or covenant contained herein unless expressly provided, nor shall any such exceptions be deemed to permit any action or omission that would be in contravention of applicable Law.

11.17    CONSENT TO FORUM; WAIVER OF JURY TRIAL.

         EACH LOAN PARTY HEREBY IRREVOCABLY CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE SUPERIOR COURT OF CAMDEN COUNTY, NEW JERSEY AND THE UNITED STATES DISTRICT COURT FOR THE STATE OF NEW JERSEY, AND WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED TO SUCH LOAN PARTY AT THE ADDRESSES PROVIDED FOR IN SECTION 11.6 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED UPON ACTUAL RECEIPT THEREOF. EACH LOAN PARTY WAIVES ANY OBJECTION TO JURISDICTION AND VENUE OF ANY ACTION INSTITUTED AGAINST IT AS PROVIDED HEREIN AND AGREES NOT TO ASSERT ANY DEFENSE BASED ON LACK OF JURISDICTION OR VENUE. EACH LOAN PARTY, THE AGENT AND THE BANKS HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS AGREEMENT, ANY OTHER LOAN DOCUMENT OR THE COLLATERAL TO THE FULL EXTENT PERMITTED BY LAW.

11.18    Tax Withholding Clause.

         Each Bank or assignee or participant of a Bank that is not incorporated under the Laws of the United States of America or a state thereof agrees that it will deliver to each of the Borrowers and the Agent two (2) duly completed copies of the following: (i) Internal Revenue Service Form W-9, 4224 or 1001, or other applicable form prescribed by the Internal Revenue Service, certifying that such Bank, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes, or is subject to such tax at a reduced rate under an applicable tax treaty, or (ii) Internal Revenue Service Form W-8 or other applicable form or a certificate of such Bank, assignee or participant indicating that no such exemption or reduced rate is allowable with respect to such payments. Each Bank, assignee or participant required to deliver to the Borrowers and the Agent a form or certificate pursuant to the preceding sentence shall deliver such form or certificate as follows: (A) each Bank which is a party hereto on the Effective Date shall deliver such form or certificate at least five (5) Business Days prior to the first date on which any interest or fees are payable by the Borrowers hereunder for the account of such Bank; (B) each assignee or participant shall deliver such form or certificate at least five (5) Business Days before the effective date of such assignment or participation (unless the Agent in its sole discretion shall permit such assignee or participant to deliver such form or certificate less than five (5) Business Days before such date in which case it shall be due on the date specified by the Agent). Each Bank, assignee or participant which so delivers a Form W-8, W-9, 4224 or 1001 further undertakes to deliver to each of the Borrowers and the Agent two (2) additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrowers or the Agent, either certifying that such Bank, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes or is subject to such tax at a reduced rate under an applicable tax treaty or stating that no such exemption or reduced rate is allowable. The Agent shall be entitled to withhold United States federal income taxes at the full withholding rate unless the Bank, assignee or participant establishes an exemption or that it is subject to a reduced rate as established pursuant to the above provisions.

11.19    Joinder of Guarantors; Foreign Subsidiaries.

         Any Domestic Subsidiary of any Borrower which is required to join this Agreement as a Guarantor pursuant to Section 8.2.9 [Subsidiaries, Partnerships and Joint Ventures] shall execute and deliver to the Agent (i) a Guarantor Joinder pursuant to which it shall join as a Guarantor each of the documents to which the Guarantors are parties; (ii) all other agreements, instruments and documents required by the Agent in connection with the Guarantor Joinder; and
(iii) documents necessary to grant and perfect Prior Security Interests to the Agent for the benefit of the Banks in all Collateral held by such Subsidiary. The Loan Parties shall deliver such Guarantor Joinder and related documents to the Agent within five (5) Business Days after the date of the filing of such Subsidiary's articles of incorporation if the Subsidiary is a corporation, the date of the filing of its certificate of limited partnership if it is a limited partnership or the date of its organization if it is an entity other than a limited partnership or corporation. Any Foreign Subsidiary of which the lesser of (a) 65% or (b) all of the stock or other ownership interests of such Foreign Subsidiary shall be pledged pursuant to Section 8.2.9 [Subsidiaries, Partnerships and Joint Ventures] shall execute and deliver any necessary documentation required by the Agent to effectuate such pledge.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

                          METROLOGIC INSTRUMENTS, INC., as a Borrower

                          By:  /s/C. Harry Knowles
                          Name:   C. Harry Knowles
                          Title:  Chief Executive Officer


                          ADAPTIVE OPTICS ASSOCIATES, INC., as a Borrower

                          By:   /s/C. Harry Knowles
                          Name:    C. Harry Knowles
                          Title:   Chief Executive Officer


                          MTLG INVESTMENTS INC., as Corporate Guarantor

                          By:    /s/C. Harry Knowles
                          Name:     C. Harry Knowles
                          Title:    President


                          PNC BANK, NATIONAL ASSOCIATION, as Agent and a Bank

                          By:      /s/Janeann Fehrle
                          Name:       Janeann Fehrle
                          Title:      Vice President


                           SOVEREIGN BANK, as a Bank

                           By:      /s/William R. Kendall
                           Name:       William R. Kendall
                           Title:      Vice President


                           FLEET NATIONAL BANK, as a Bank

                           By:     /s/Stephen T. Hill
                           Name:      Stephen T. Hill
                           Title:     Vice President

EXHIBIT 10.26
                          LEASE MODIFICATION AGREEMENT

         THIS LEASE MODIFICATION AGREEMENT (the "Modification") dated July 9, 2002, by and between C. Harry Knowles and Janet Knowles, of _______________, _________, __ ____________(hereinafter "Landlord") and Metrologic Instruments, Inc., a New Jersey corporation, having a principal place of business at 90 Coles Road, Blackwood, New Jersey 08012 (hereinafter "Tenant"), is made with reference to the following Lease Agreement:

         WHEREAS, under the Lease Agreement dated April 1, 1994, as amended on March 21, 2000, by and between Landlord and Tenant (the "Lease") attached hereto as Exhibit A, Landlord leased to Tenant the entire building located at the former Coles Road and Route 42, now 90 Coles Road, in Blackwood, New Jersey 08012 (Tax map Lots 49 and 50, Block 11001) consisting of 113,000 square feet, plus the surrounding grounds (the "Premises") for a term commencing on April 1, 1994 and, as amended, ending on March 31, 2004.

         WHEREAS, in conjunction with the Amendment defined below between Tenant and PNC Bank, N.A., Sovereign Bank and Fleet National Bank, the Tenant and Landlord wish to modify the existing Lease to provide for a moratorium on certain rental payments provided for in Section V. of the Lease for a specified period of time.

         All capitalized terms used in this Modification and not defined herein shall have the respective meanings accorded such terms in the Lease.

         Now, therefore, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged and intending to be legally bound hereby, the parties hereto agree as follows:

1. Section V of the Lease shall be modified to insert the following paragraph at the end of this section:

             "From the period commencing on August 1, 2002 and ending on the earlier of (a) May 31, 2003 and (b) the date on which the Tenant's obligations to the Bank Group have been paid in full and the date on which the Amended and Restated Credit Agreement entered into on July 9, 2002 (the "Amendment") between Tenant and PNC Bank, N.A., Sovereign Bank and Fleet National Bank (hereinafter referred to collectively as the "Bank Group") has been terminated (other than obligations which survive termination) (the "Moratorium Period"), the Landlord and Tenant agree that the obligation to make rental payments to the Landlord shall be deferred. Additionally, Landlord and Tenant agree that, in the event that any such rental payments are made to Landlord, Landlord shall refuse to accept such payments and shall be required to return such rental payments to the Tenant. Upon the expiration of the Moratorium Period, the obligation to make rental payments under Section V shall recommence, and Landlord may require Tenant to make all rental payments for the Moratorium Period including any late charges due thereon No late fees under Section XVII hereof shall be payable during the Moratorium Period."

2. Section VIII of the Lease shall be modified to delete the first sentence in its entirety and insert the following sentence:

             "Tenant shall reimburse Landlord, or Tenant may pay on Landlord's behalf, the actual and reasonable cost of insuring the Premises against loss from fire or other casualty."

3. Section XVI of the Lease shall be modified to delete the first sentence in its entirety and insert the following sentence:

             "Tenant shall reimburse Landlord, or Tenant may pay on Landlord's behalf, all of the real estate taxes on the Premises on or after the due date thereof. Tenant shall have no obligation to reimburse, or pay on behalf of Landlord, all or any portion thereof the real estate taxes for the Premises before the due date thereof."

4. Continuing Obligations. Except as modified by this Modification, the rights and obligations of Landlord and Tenant under the Lease, and all terms and conditions of the Lease shall remain in full force and effect, and Landlord and Tenant hereby ratify and confirm the Lease as previously herein modified.

5. Each party hereto represents to the other that it has been represented by the legal counsel of its choice in the negotiation of this modification.

6. This modification shall become effective on the Effective Date of the Amendment. In the event the Effective Date of the Amendment does not occur, the parties shall be restored to their respective positions as if this modification had not been executed.

7. The Bank Group members are third party beneficiaries of this Modification (it being acknowledged and agreed that the Bank Group is relying upon this Modification in waiving certain events of default under the bank documents).

8. The Landlord and Tenant agree not amend or otherwise modify this Modification or the Lease.


         IN WITNESS WHEREOF, the parties hereto have caused this Lease Modification Agreement to be executed the day and year first written above.

                                                    LANDLORD:



/s/Nancy S. Smith                                   /s/C. H. Knowles
Witness                                             C. Harry Knowles

/s/William Hogan                                    /s/Janet Knowles
Witness                                             Janet Knowles



                                                    TENANT:


                                                    Metrologic Instruments, Inc.

                                                    By:      /s/C. H. Knowles
                                                    Name:    C. Harry Knowles
                                                    Title:   Chairman and CEO

EXHIBIT 10.27


                               LANDLORD'S WAIVER

         THIS LANDLORD'S WAIVER (the "Agreement") made as of this 9th day of July, 2002, by Mr. C. Harry Knowles and Mrs. Janet Knowles (collectively, the "Landlord") to PNC BANK, NATIONAL ASSOCIATION (the "Agent") in its capacity as Agent for the Banks (as defined in a certain Amended and Restated Credit Agreement (the "Amended Credit Agreement") of even date herewith by and among Metrologic Instruments, Inc., a New Jersey corporation, ("Metrologic"), Adaptive Optics Associates, Inc., a Delaware corporation ("Adaptive") (Metrologic and Adaptive are collectively referred to therein as the "Borrowers"), the Guarantors party thereto (together with the Borrowers, the "Loan Parties"), the Agent and the Banks).

                                  WITNESSETH:

         The Borrowers are indebted to the Agent and the Banks for certain credit facilities (the "Loans") established under the Amended and Restated Credit Agreement. Pursuant to the provisions of the Amended Credit Agreement and certain related agreements the Loans are secured by security interests and liens in all of the tangible and intangible personal property of the Loan Parties (collectively, the "Collateral"). Under the provisions of a certain lease (the "Lease") dated April 1, 1994, as amended, and modified, between the Landlord and Metrologic, the Landlord has leased the property generally known as 90 Coles Road in Blackwood, New Jersey (the "Premises") to Metrologic. Since all or a part of the Collateral may be located on or affixed to the Premises, the Agent and the Banks have required, as a condition to making the Loans, the execution and delivery of this Agreement by the Landlord.

         NOW, THEREFORE, to induce the Agent and the Banks to make the Loans available to the Borrower, the Landlord, intending to be legally bound hereby covenants and agrees with the Agent and the Banks as follows:

1. The Landlord hereby agrees that any of the Collateral may be affixed to the Premises and shall remain personal property notwithstanding the manner in which it is affixed thereto and consents to the security interest and lien of the Agent and the Banks, their successors and assigns in the Collateral located on, at or about or affixed to the Premises. This waiver shall apply to any of the Collateral which is already located on, at or about or affixed to the Premises or may hereafter be located on, at or about or affixed to the Premises.

2. The Landlord hereby waives and releases in favor of the Agent and the Banks and agrees that the Agent's and the Bank's liens and security interests in the Collateral shall be prior and superior to (a) any and all rights of distraint, levy and execution which the Landlord may now or hereafter have against the Collateral, (b) any and all liens and security interests which the Landlord may now or hereafter have on the Collateral, and (c) and any and all other claims of every nature whatsoever which the Landlord may now or hereafter have on or against the Collateral for any rent or other sums due or to become due to the Landlord by the Borrower under the provisions of the Lease or otherwise.

3. The Agent and the Banks may remove the Collateral from the Premises whenever the Agent and the Banks deem it necessary to do so to protect their interest, and without liability or accountability to the Landlord therefor unless physical damage is caused to the Premises as a direct result of the gross negligence or willful misconduct of the Agents or the Banks as determined pursuant to a final non-appealable order of a court of competent jurisdiction, and the Landlord hereby irrevocably grants to the Agent and the Banks the right of entry to the Premises to remove any of the Collateral at any reasonable time or times.

4. The Landlord shall notify the Agent in writing of any default by the Borrower under the provisions of the Lease and the Agent and the Banks shall have the right (but not the obligation) to cure such default on behalf of the Borrower within forty-five (45) days from the date the Agent receives such notice. Any such notice shall be sent by certified mail, postage prepaid, to the Agent at 1600 Market Street, Philadelphia, PA 19103, Attention: Janeann Fehrle.

5. Nothing herein contained shall be deemed to make Lender a tenant at the Premises, or be deemed to delegate any duties or obligations under the Tenant's lease to or constitute any assumption thereof by Lender. Nothing herein contained shall compel Lender to remove, retain, hold, continue to hold, sell or otherwise deal with any or all of the Collateral.

6. In the event the Borrower defaults under the Lease and is evicted by the Landlord, the Agent and the Banks shall have the right, by sending notice to the Landlord, to keep and store any portion of the Collateral located at the Premises at or about the date the Borrower loses possession of the Premises for a period, determined by the Bank, of up to one hundred and eighty (180) days, counting from the date the Borrower loses possession of the Premises, on a month-to-month basis, without any obligation to pay rent or other charges. While the Agent and/or the Banks are using the Premises for storage of the Collateral, the Landlord shall maintain at the Landlord's expense casualty insurance and such liability insurance for the benefit of the Landlord as the Landlord may desire. The Landlord shall have no obligation to insure against casualty any of the Collateral located on the Premises. The Agent and the Banks may conduct one or more auction sales of the Collateral at the Premises during the period the Agent or the Banks are using the Premises for storage of the Collateral.

7. The Landlord shall notify any purchaser of the Premises and any subsequent mortgagee or any other holder of any lien, security interest or encumbrance on the Premises of the existence of this Agreement.

8. The Landlord hereby certifies that the Landlord has full power and authority to execute this Agreement and that it has legal title to the Premises.

9. The Landlord further certifies that as of the date hereof (other than a mortgage in favor of the Agent) there are no mortgages, deeds of trust or other encumbrances on the Premises that create a lien on, or security interest in, the Collateral superior to the lien and security interest of the Agent and the Banks in the Collateral.

10. This Agreement shall continue in effect during the term of the Amended Credit Agreement and any extensions, renewals, refinancings or modifications thereof and any substitutions there, shall be binding upon the successors, assigns and transferees of the Landlord, and shall inure to the benefit of the Agent and the Banks and its successors and assigns. The Landlord hereby waives notice of the Agent's and the Banks' acceptance of and reliance on this Agreement.

         IN WITNESS WHEREOF, the Landlord has caused this Agreement to be executed, sealed and delivered on the day and year first written above.

WITNESS/ATTEST:                             LANDLORD:



/s/Nancy A. Smith                           /s/C. H. Knowles
                                            Mr. C. Harry Knowles, individually



/s/William Hogan                            /s/Janet H. Knowles
                                            Mrs. Janet Knowles, individually

                    Address: for notices:   ______________________________
                                            ______________________________
                                            ______________________________


                                    CONSENT

         The undersigned Loan Parties hereby consent to the terms and conditions of this Landlord's Waiver as set forth above.

                               METROLOGIC INSTRUMENTS, INC., as a Borrower

                               By:      /s/C.H. Knowles
                               Name:    C. Harry Knowles
                               Title:   Chairman and CEO

                               ADAPTIVE OPTICS ASSOCIATES, INC., as a Borrower

                               By:      /s/C. H. Knowles
                               Name:    C. Harry Knowles
                               Title:   Chairman and CEO

                               MTLG INVESTMENTS, INC., as Corporate Guarantor

                               By:      /s/C. H. Knowles
                               Name:    C. Harry Knowles
                               Title:   President

EXHIBIT 10.28


                          SUBORDINATED PROMISSORY NOTE

$400,000.00                                            Blackwood, New Jersey
                                                       July 9, 2002

                  FOR VALUE RECEIVED, Metrologic Instruments, Inc., a New Jersey corporation, ADAPTIVE OPTICS ASSOCIATES INC., a Delaware corporation, and MTLG INVESTMENTS, INC., a Delaware corporation, (collectively, the "Borrowers") hereby promises to pay to the order of C. Harry Knowles and Janet Knowles (collectively, the "Lenders") the principal sum of Four Hundred Thousand Dollars ($400,000) which shall be payable to the Lenders as follows:

(a) interest on the unpaid principal balance hereof from time to time outstanding from the date hereof at a rate per annum which is at all times equal to nine percent (9%) shall be payable on the earlier of (i) the repayment in full of the Obligations as defined in the Amended and Restated Credit Agreement (as amended, restated, modified or supplemented from time to time, the "Amended Credit Agreement"), of even date herewith by and among the Borrowers, the banks party thereto and PNC Bank, National Association, as agent for the banks (in such capacity, the Agent"), including without limitation, all Obligations, whether or not any such amounts are allowed as a claim in any bankruptcy or similar proceeding involving one or more Borrowers (including, without limitation, all interest, whether accruing before or after the filing of a voluntary or involuntary petition in bankruptcy and all interest that would accrue but for such filing)(collectively, the "Senior Debt") and termination of the Amended and Restated Credit Agreement (other than obligations which survive such termination); and (ii) the release of Agent's security interest in the Supplemental Cash Collateral as defined in that certain Supplemental Cash Collateral Agreement, (as amended, restated, modified or supplemented from time to time, the "Supplemental Cash Collateral Agreement"), of even date herewith among the Borrowers and Agent in accordance with the express terms thereof (the earlier of the events described in the foregoing clauses (i) and (ii), the "Maturity Date");

(b) principal in the amount of Four Hundred Thousand Dollars ($400,000) on the Maturity Date.

                  All interest shall be calculated for the actual number of days that the principal is outstanding, based on a 365 or 366-day year, as the case may be.

                  The Borrowers represent and warrant that the funds advanced by the Lenders pursuant to this Subordinated Promissory Note (this "Note") are to be used for the sole purpose of enabling the Borrowers to deliver certain cash collateral to the Agent, pursuant to the Supplemental Cash Collateral Agreement. The Borrowers agree that, in the event the cash collateral is released by the Agent, to the Borrowers, or any of them, in accordance with the Supplemental Cash Collateral Agreement, the Borrowers shall receive such funds in trust for the Lenders (and such other lenders approved by the Agent which are also funding a portion of the cash collateral on the date hereof pursuant to the promissory notes approved by the Agent) and shall immediately deliver to the Lenders their pro rata share of such funds.

                  Notwithstanding anything to the contrary contained herein, the obligations evidenced hereby are subordinate and junior to the Senior Debt. The Borrowers shall not be permitted to make, and the Lenders shall not be entitled to receive, any payment or prepayment on account of principal of or interest on this Note until the Maturity Date. If any payments or prepayments are received by a Lender in violation of this Note, such payments or prepayments shall be received by such Lender in trust for the benefit of the holders of the Senior Debt and such Lender shall promptly turn over such payments or prepayments to the Agent (in the same form as received, with any necessary endorsement), for application to the Senior Debt.

                  The Lenders do not presently hold or have any agreement to hold, and no Borrower shall grant and no Lender shall take or accept, any lien on or security interest in any property of any Borrower (or any Subsidiary or Affiliate (as each term is defined in the Credit Agreement) of any Borrower), whether now owned or hereafter acquired or created, as security for the Subordinated Debt. Until the Maturity Date, no Lender shall make demand for payment of the Subordinated Debt or commence any lawsuit, action or proceeding of any kind against any Borrower to recover all or any part of the obligations evidenced by this Note. Without limiting the generality of the foregoing, no Lender shall join with any creditor in bringing any proceeding against any Borrower under any liquidation, conservatorship, bankruptcy, reorganization, rearrangement, or other insolvency law now or hereafter existing, until the Maturity Date.

                  In the event of any liquidation, conservatorship, bankruptcy, reorganization, rearrangement, or other insolvency proceedings of any Borrower, the Lenders will, at the request of the holders of the Senior Debt, file any claims, proofs of claim, or other instruments of similar character necessary to enforce the obligations, if any, of such Borrower in respect of the obligations evidenced by this Note and will hold in trust for the holders of the Senior Debt and turn over to the Agent (in the same form as received, with any necessary endorsement), to be applied against the Senior Debt as determined by the holders of the Senior Debt, any and all money, dividends or other assets received in any such proceedings on account of the obligations evidenced by this Note, unless and until the Maturity Date has occurred.

                  The holders of the Senior Debt may at any time and from time to time, without notice to or the consent of the Lenders, and without impairing or releasing, discharging or modifying the subordination provisions contained in this Note, (i) change the manner, place, time or terms of payment or performance of or interest rates on, or other terms relating to, any of the Senior Debt, (ii) renew, substitute, modify, amend or alter, or grant consents or waivers relating to any of the Senior Debt, any other pledge or security agreements, or any security for the Senior Debt; (iii) apply any and all payments by whomever paid or however realized including any proceeds of any collateral, to the Senior Debt in such order, manner and amount as the holders of the Senior Debt may determine in their sole discretion; (iv) deal with any other person with respect to the Senior Debt in such manner as the holders of the Senior Debt deem appropriate in their sole discretion; or (v) substitute, exchange or release any security or guaranty.

                  Lenders' acceptance of this Note shall constitute their respective agreement to all of the subordination provisions contained in this Note. The holders of the Senior Debt are third party beneficiaries of the subordination provisions of this Note (it being acknowledged and agreed that the holders of the Senior Debt are relying upon the subordination provisions of this Note in waiving certain events of default under the bank documents).

                  If any payment or action to be made or taken hereunder shall be stated to be or become due on a day which is not a business day in the State of New Jersey, such payment or action shall be made or taken on the next following business day and such extension of time shall be included in computing interest in connection with such payment or action.

                  Payments of principal and interest shall be made without setoff, counterclaim or other deduction of any nature at the office of the Lenders located at _____________________, __________, __ _________, in
lawful money of the United States of America in immediately available funds.

                  If any default shall be made in the payment of any amount of principal or interest on the date on which it shall fall due or if the Borrowers become insolvent or make an assignment for the benefit of creditors, or if any petition is filed by or against the Borrowers alleging that the Borrowers are insolvent or unable to pay their debts as they mature or under any provision of the federal Bankruptcy Code (each an "Event of Default"), the entire unpaid balance of said principal sum with interest accrued thereon at the rate hereinbefore specified to the date of said default and thereafter at the lower of (i) a rate per annum equal to two percent (2%) per annum above the rate of interest otherwise applicable with respect to such amount and (ii) the highest aggregate rate permitted by law, and all other sums due by the Borrowers hereunder shall, at the option of the Lenders, and without notice to the Borrowers, but subject to the subordination provisions contained in this Note, become due and payable immediately; and, subject to the subordination provisions contained in this Note, payment of the same may be enforced and recovered in whole or in part at any time by one of more of the remedies provided in this Note or at law, and in such case, the Lenders may also recover all costs of suit and other expenses in connection therewith, including a reasonable attorney's fee for collection..

                  The Lenders agree to execute such additional documents as may be reasonably requested by any holder of Senior Debt and otherwise cooperate to evidence and confirm the subordination of this Note to the Senior Debt.

                  The Borrowers waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

                  This Note may not be amended or otherwise modified without the prior written consent of the Lenders, the Borrowers and all of the holders of Senior Debt.

                  This Note shall bind the Borrowers and their successors and assigns, and the benefits hereof shall inure to the benefit of the Lenders and their successors and assigns. All references herein to the "Borrowers" and the "Lenders" shall be deemed to apply to the Borrowers and the Lenders, respectively, and their respective successors and assigns.

                  This Note and any other documents delivered in connection herewith and the rights and obligations of the parties hereto and thereto shall for all purposes be governed by and construed and enforced in accordance with the substantive laws of the State of New Jersey without giving effect to its principles of conflicts of law.

                  The Borrowers consent to the exclusive jurisdiction and venue of the federal and state courts located in the State of New Jersey, in any action on, relating to or mentioning this Note.

                  IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned has executed this Note by its duly authorized officers as of the date and year set forth above with the intention that it constitute a sealed instrument.

[Corporate Seal]                   METROLOGIC INSTRUMENTS, INC.


Attest:   /s/Janet H. Knowles      By:     /s/C.H. Knowles
Title:    Secretary                Title:  Chairman and Chief Executive Officer


                                   ADAPTIVE OPTICS ASSOCIATES, INC.


                                   By:  /s/ C.H. Knowles
                                   Title:  Chief Executive Officer


                                   MTLG INVESTMENTS, INC.,


                                   By: /s/ C. H. Knowles
                                   Title:  President

EXHIBIT 10.29

                          SUBORDINATED PROMISSORY NOTE

$475,000.00                                          Blackwood, New Jersey
                                                     July 9, 2002

                  FOR VALUE RECEIVED, Metrologic Instruments, Inc., a New Jersey corporation, ADAPTIVE OPTICS ASSOCIATES, INC., a Delaware corporation, and MTLG INVESTMENTS, INC., a Delaware corporation, (collectively, the "Borrowers") hereby promises to pay to the order of HSU JAU NAN (the "Lender") the principal sum of Four Hundred Seventy-Five Thousand Dollars ($475,000) which shall be payable to the Lender as follows:

(a) interest on the unpaid principal balance hereof from time to time outstanding from the date hereof at a rate per annum which is at all times equal to nine percent (9%) shall be payable on the earlier of (i) the repayment in full of the Obligations as defined in the Amended and Restated Credit Agreement (as amended, restated, modified or supplemented from time to time, the "Amended Credit Agreement"), of even date herewith by and among the Borrowers, the banks party thereto and PNC Bank, National Association, as agent for the banks (in such capacity, the Agent"), including without limitation, all Obligations, whether or not any such amounts are allowed as a claim in any bankruptcy or similar proceeding involving one or more Borrowers (including, without limitation, all interest, whether accruing before or after the filing of a voluntary or involuntary petition in bankruptcy and all interest that would accrue but for such filing)(collectively, the "Senior Debt") and termination of the Amended and Restated Credit Agreement (other than obligations which survive such termination); and (ii) the release of Agent's security interest in the Supplemental Cash Collateral as defined in that certain Supplemental Cash Collateral Agreement, (as amended, restated, modified or supplemented from time to time, the "Supplemental Cash Collateral Agreement"), of even date herewith among the Borrowers and Agent in accordance with the express terms thereof (the earlier of the events described in the foregoing clauses (i) and (ii), the "Maturity Date");

(b) principal in the amount of Four Hundred Seventy Five Thousand Dollars ($475,000) on the Maturity Date.

                  All interest shall be calculated for the actual number of days that the principal is outstanding, based on a 365 or 366-day year, as the case may be.

                  The Borrowers represent and warrant that the funds advanced by the Lender pursuant to this Subordinated Promissory Note (this "Note") are to be used for the sole purpose of enabling the Borrowers to deliver certain cash collateral to the Agent, pursuant to the Supplemental Cash Collateral Agreement. The Borrowers agree that, in the event the cash collateral is released by the Agent, to the Borrowers, or any of them, in accordance with the Supplemental Cash Collateral Agreement, the Borrowers shall receive such funds in trust for the Lender (and such other lenders approved by the Agent which are also funding a portion of the cash collateral on the date hereof pursuant to the promissory notes approved by the Agent) and shall immediately deliver to the Lender his pro rata share of such funds.

                  Notwithstanding anything to the contrary contained herein, the obligations evidenced hereby are subordinate and junior to the Senior Debt. The Borrowers shall not be permitted to make, and the Lender shall not be entitled to receive, any payment or prepayment on account of principal of or interest on this Note until the Maturity Date. If any payments or prepayments are received by a Lender in violation of this Note, such payments or prepayments shall be received by such Lender in trust for the benefit of the holders of the Senior Debt and such Lender shall promptly turn over such payments or prepayments to the Agent (in the same form as received, with any necessary endorsement), for application to the Senior Debt.

                  The Lender does not presently hold or have any agreement to hold, and no Borrower shall grant and no Lender shall take or accept, any lien on or security interest in any property of any Borrower (or any Subsidiary or Affiliate (as each term is defined in the Credit Agreement) of any Borrower), whether now owned or hereafter acquired or created, as security for the Subordinated Debt. Until the Maturity Date, no Lender shall make demand for payment of the Subordinated Debt or commence any lawsuit, action or proceeding of any kind against any Borrower to recover all or any part of the obligations evidenced by this Note. Without limiting the generality of the foregoing, no Lender shall join with any creditor in bringing any proceeding against any Borrower under any liquidation, conservatorship, bankruptcy, reorganization, rearrangement, or other insolvency law now or hereafter existing, until the Maturity Date.

                  In the event of any liquidation, conservatorship, bankruptcy, reorganization, rearrangement, or other insolvency proceedings of any Borrower, the Lender will, at the request of the holders of the Senior Debt, file any claims, proofs of claim, or other instruments of similar character necessary to enforce the obligations, if any, of such Borrower in respect of the obligations evidenced by this Note and will hold in trust for the holders of the Senior Debt and turn over to the Agent (in the same form as received, with any necessary endorsement), to be applied against the Senior Debt as determined by the holders of the Senior Debt, any and all money, dividends or other assets received in any such proceedings on account of the obligations evidenced by this Note, unless and until the Maturity Date has occurred.

                  The holders of the Senior Debt may at any time and from time to time, without notice to or the consent of the Lender, and without impairing or releasing, discharging or modifying the subordination provisions contained in this Note, (i) change the manner, place, time or terms of payment or performance of or interest rates on, or other terms relating to, any of the Senior Debt, (ii) renew, substitute, modify, amend or alter, or grant consents or waivers relating to any of the Senior Debt, any other pledge or security agreements, or any security for the Senior Debt; (iii) apply any and all payments by whomever paid or however realized including any proceeds of any collateral, to the Senior Debt in such order, manner and amount as the holders of the Senior Debt may determine in their sole discretion; (iv) deal with any other person with respect to the Senior Debt in such manner as the holders of the Senior Debt deem appropriate in their sole discretion; or (v) substitute, exchange or release any security or guaranty.

                  Lender's acceptance of this Note shall constitute his agreement to all of the subordination provisions contained in this Note. The holders of the Senior Debt are third party beneficiaries of the subordination provisions of this Note (it being acknowledged and agreed that the holders of the Senior Debt are relying upon the subordination provisions of this Note in waiving certain events of default under the bank documents).

                  If any payment or action to be made or taken hereunder shall be stated to be or become due on a day which is not a business day in the State of New Jersey, such payment or action shall be made or taken on the next following business day and such extension of time shall be included in computing interest in connection with such payment or action.

                  Payments of principal and interest shall be made without setoff, counterclaim or other deduction of any nature at the office of the Lender located at ______________, _____________, __________, in lawful money of the United States of America in immediately available funds.

                  If any default shall be made in the payment of any amount of principal or interest on the date on which it shall fall due or if the Borrowers become insolvent or make an assignment for the benefit of creditors, or if any petition is filed by or against the Borrowers alleging that the Borrowers are insolvent or unable to pay their debts as they mature or under any provision of the federal Bankruptcy Code (each an "Event of Default"), the entire unpaid balance of said principal sum with interest accrued thereon at the rate hereinbefore specified to the date of said default and thereafter at the lower of (i) a rate per annum equal to two percent (2%) per annum above the rate of interest otherwise applicable with respect to such amount and (ii) the highest aggregate rate permitted by law, and all other sums due by the Borrowers hereunder shall, at the option of the Lender, and without notice to the Borrowers, but subject to the subordination provisions contained in this Note, become due and payable immediately; and, subject to the subordination provisions contained in this Note, payment of the same may be enforced and recovered in whole or in part at any time by one of more of the remedies provided in this Note or at law, and in such case, the Lender may also recover all costs of suit and other expenses in connection therewith, including a reasonable attorney's fee for collection..

                  The Lender agrees to execute such additional documents as may be reasonably requested by any holder of Senior Debt and otherwise cooperate to evidence and confirm the subordination of this Note to the Senior Debt.

                  The Borrowers waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

                  This Note may not be amended or otherwise modified without the prior written consent of the Lender, the Borrowers and all of the holders of Senior Debt.

                  This Note shall bind the Borrowers and their successors and assigns, and the benefits hereof shall inure to the benefit of the Lender and his successors and assigns. All references herein to the "Borrowers" and the "Lender" shall be deemed to apply to the Borrowers and the Lender, respectively, and their respective successors and assigns.

                  This Note and any other documents delivered in connection herewith and the rights and obligations of the parties hereto and thereto shall for all purposes be governed by and construed and enforced in accordance with the substantive laws of the State of New Jersey without giving effect to its principles of conflicts of law.

                  The Borrowers consent to the exclusive jurisdiction and venue of the federal and state courts located in the State of New Jersey, in any action on, relating to or mentioning this Note.

IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned has executed this Note by its duly authorized officers as of the date and year set forth above with the intention that it constitute a sealed instrument.

[Corporate Seal]                   METROLOGIC INSTRUMENTS, INC.


Attest:   /s/Janet H. Knowles      By:     /s/C.H. Knowles
Title:    Secretary                Title:  Chairman and Chief Executive Officer


                                   ADAPTIVE OPTICS ASSOCIATES, INC.


                                   By:  /s/ C.H. Knowles
                                   Title:  Chief Executive Officer


                                   MTLG INVESTMENTS, INC.,


                                   By: /s/ C. H. Knowles
                                   Title:  President

EXHIBIT 10.30

                          SUBORDINATED PROMISSORY NOTE

$125,000.00                                        Blackwood, New Jersey
                                                   July 9, 2002

                  FOR VALUE RECEIVED, Metrologic Instruments, Inc., a New Jersey corporation, ADAPTIVE OPTICS ASSOCIATES, INC., a Delaware corporation, and MTLG INVESTMENTS, INC., a Delaware corporation, (collectively, the "Borrowers") hereby promises to pay to the order of DALE M. FISCHER (the "Lender") the principal sum of One Hundred Twenty-Five Thousand Dollars ($125,000) which shall be payable to the Lender as follows:

(a) interest on the unpaid principal balance hereof from time to time outstanding from the date hereof at a rate per annum which is at all times equal to nine percent (9%) shall be payable on the earlier of (i) the repayment in full of the Obligations as defined in the Amended and Restated Credit Agreement (as amended, restated, modified or supplemented from time to time, the "Amended Credit Agreement"), of even date herewith by and among the Borrowers, the banks party thereto and PNC Bank, National Association, as agent for the banks (in such capacity, the Agent"), including without limitation, all Obligations, whether or not any such amounts are allowed as a claim in any bankruptcy or similar proceeding involving one or more Borrowers (including, without limitation, all interest, whether accruing before or after the filing of a voluntary or involuntary petition in bankruptcy and all interest that would accrue but for such filing)(collectively, the "Senior Debt") and termination of the Amended and Restated Credit Agreement (other than obligations which survive such termination); and (ii) the release of Agent's security interest in the Supplemental Cash Collateral as defined in that certain Supplemental Cash Collateral Agreement, (as amended, restated, modified or supplemented from time to time, the "Supplemental Cash Collateral Agreement"), of even date herewith among the Borrowers and Agent in accordance with the express terms thereof (the earlier of the events described in the foregoing clauses (i) and (ii), the "Maturity Date");

(b) principal in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) on the Maturity Date.

                  All interest shall be calculated for the actual number of days that the principal is outstanding, based on a 365 or 366-day year, as the case may be.

                  The Borrowers represent and warrant that the funds advanced by the Lender pursuant to this Subordinated Promissory Note (this "Note") are to be used for the sole purpose of enabling the Borrowers to deliver certain cash collateral to the Agent, pursuant to the Supplemental Cash Collateral Agreement. The Borrowers agree that, in the event the cash collateral is released by the Agent, to the Borrowers, or any of them, in accordance with the Supplemental Cash Collateral Agreement, the Borrowers shall receive such funds in trust for the Lender (and such other lenders approved by the Agent which are also funding a portion of the cash collateral on the date hereof pursuant to the promissory notes approved by the Agent) and shall immediately deliver to the Lender his pro rata share of such funds.

                  Notwithstanding anything to the contrary contained herein, the obligations evidenced hereby are subordinate and junior to the Senior Debt. The Borrowers shall not be permitted to make, and the Lender shall not be entitled to receive, any payment or prepayment on account of principal of or interest on this Note until the Maturity Date. If any payments or prepayments are received by a Lender in violation of this Note, such payments or prepayments shall be received by such Lender in trust for the benefit of the holders of the Senior Debt and such Lender shall promptly turn over such payments or prepayments to the Agent (in the same form as received, with any necessary endorsement), for application to the Senior Debt.

                  The Lender does not presently hold or have any agreement to hold, and no Borrower shall grant and no Lender shall take or accept, any lien on or security interest in any property of any Borrower (or any Subsidiary or Affiliate (as each term is defined in the Credit Agreement) of any Borrower), whether now owned or hereafter acquired or created, as security for the Subordinated Debt. Until the Maturity Date, no Lender shall make demand for payment of the Subordinated Debt or commence any lawsuit, action or proceeding of any kind against any Borrower to recover all or any part of the obligations evidenced by this Note. Without limiting the generality of the foregoing, no Lender shall join with any creditor in bringing any proceeding against any Borrower under any liquidation, conservatorship, bankruptcy, reorganization, rearrangement, or other insolvency law now or hereafter existing, until the Maturity Date.

                  In the event of any liquidation, conservatorship, bankruptcy, reorganization, rearrangement, or other insolvency proceedings of any Borrower, the Lender will, at the request of the holders of the Senior Debt, file any claims, proofs of claim, or other instruments of similar character necessary to enforce the obligations, if any, of such Borrower in respect of the obligations evidenced by this Note and will hold in trust for the holders of the Senior Debt and turn over to the Agent (in the same form as received, with any necessary endorsement), to be applied against the Senior Debt as determined by the holders of the Senior Debt, any and all money, dividends or other assets received in any such proceedings on account of the obligations evidenced by this Note, unless and until the Maturity Date has occurred.

                  The holders of the Senior Debt may at any time and from time to time, without notice to or the consent of the Lender, and without impairing or releasing, discharging or modifying the subordination provisions contained in this Note, (i) change the manner, place, time or terms of payment or performance of or interest rates on, or other terms relating to, any of the Senior Debt, (ii) renew, substitute, modify, amend or alter, or grant consents or waivers relating to any of the Senior Debt, any other pledge or security agreements, or any security for the Senior Debt; (iii) apply any and all payments by whomever paid or however realized including any proceeds of any collateral, to the Senior Debt in such order, manner and amount as the holders of the Senior Debt may determine in their sole discretion; (iv) deal with any other person with respect to the Senior Debt in such manner as the holders of the Senior Debt deem appropriate in their sole discretion; or (v) substitute, exchange or release any security or guaranty.

                  Lender's acceptance of this Note shall constitute his agreement to all of the subordination provisions contained in this Note. The holders of the Senior Debt are third party beneficiaries of the subordination provisions of this Note (it being acknowledged and agreed that the holders of the Senior Debt are relying upon the subordination provisions of this Note in waiving certain events of default under the bank documents).

                  If any payment or action to be made or taken hereunder shall be stated to be or become due on a day which is not a business day in the State of New Jersey, such payment or action shall be made or taken on the next following business day and such extension of time shall be included in computing interest in connection with such payment or action.

                  Payments of principal and interest shall be made without setoff, counterclaim or other deduction of any nature at the office of the Lender located at ___________________, ___________, __ ____________, in
lawful money of the United States of America in immediately available funds.

                  If any default shall be made in the payment of any amount of principal or interest on the date on which it shall fall due or if the Borrowers become insolvent or make an assignment for the benefit of creditors, or if any petition is filed by or against the Borrowers alleging that the Borrowers are insolvent or unable to pay their debts as they mature or under any provision of the federal Bankruptcy Code (each an "Event of Default"), the entire unpaid balance of said principal sum with interest accrued thereon at the rate hereinbefore specified to the date of said default and thereafter at the lower of (i) a rate per annum equal to two percent (2%) per annum above the rate of interest otherwise applicable with respect to such amount and (ii) the highest aggregate rate permitted by law, and all other sums due by the Borrowers hereunder shall, at the option of the Lender, and without notice to the Borrowers, but subject to the subordination provisions contained in this Note, become due and payable immediately; and, subject to the subordination provisions contained in this Note, payment of the same may be enforced and recovered in whole or in part at any time by one of more of the remedies provided in this Note or at law, and in such case, the Lender may also recover all costs of suit and other expenses in connection therewith, including a reasonable attorney's fee for collection..

                  The Lender agrees to execute such additional documents as may be reasonably requested by any holder of Senior Debt and otherwise cooperate to evidence and confirm the subordination of this Note to the Senior Debt.

                  The Borrowers waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

                  This Note may not be amended or otherwise modified without the prior written consent of the Lender, the Borrowers and all of the holders of Senior Debt.

                  This Note shall bind the Borrowers and their successors and assigns, and the benefits hereof shall inure to the benefit of the Lender and his successors and assigns. All references herein to the "Borrowers" and the "Lender" shall be deemed to apply to the Borrowers and the Lender, respectively, and their respective successors and assigns.

                  This Note and any other documents delivered in connection herewith and the rights and obligations of the parties hereto and thereto shall for all purposes be governed by and construed and enforced in accordance with the substantive laws of the State of New Jersey without giving effect to its principles of conflicts of law.

                  The Borrowers consent to the exclusive jurisdiction and venue of the federal and state courts located in the State of New Jersey, in any action on, relating to or mentioning this Note.

IN WITNESS WHEREOF, intending to be legally bound hereby, the undersigned has executed this Note by its duly authorized officers as of the date and year set forth above with the intention that it constitute a sealed instrument.

[Corporate Seal]                   METROLOGIC INSTRUMENTS, INC.


Attest:   /s/Janet H. Knowles      By:     /s/C.H. Knowles
Title:    Secretary                Title:  Chairman and Chief Executive Officer


                                   ADAPTIVE OPTICS ASSOCIATES, INC.


                                   By:  /s/ C.H. Knowles
                                   Title:  Chief Executive Officer


                                   MTLG INVESTMENTS, INC.,


                                   By: /s/ C. H. Knowles
                                   Title:  President

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

EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89376) pertaining to the Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement (Form S-8 No. 33-86670) pertaining to the Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated May 28, 2002, except for Notes 1, 6, 8 and 9, as to which the date is July 12, 2002, with respect to the consolidated financial statements and schedule, as amended, of Metrologic Instruments, Inc. included in this Annual Report (Form 10-K/A, Amendment No. 3) for the year ended December 31, 2001.


Philadelphia, Pennsylvania                            /s/Ernst & Young LLP
July 18, 2002