Form 10-Q
period 2002-06-30
METROLOGIC INSTRUMENTS INC
filed 2002-08-14
CIK 815910

-                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 12, 2002 there were 5,467,579 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001                     3

                  Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 2002 and 2001       4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2002 and 2001                 5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            14

Part II - Other Information

         Item 1.  Legal Proceedings                                      15

         Item 2.  Changes in Securities                                  17

         Item 3.  Defaults upon Senior Securities                        17

         Item 4.  Submission of Matters to a Vote of Security Holders    17

         Item 5.  Other Information                                      17

         Item 6.  Exhibits and Reports on Form 8-K                       17

Signatures                                                               18

Exhibit Index                                                            19

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       June 30,   December 31,
Assets                                                   2002         2001
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  4,944     $    557
        Restricted cash                                   3,200        3,200
        Accounts receivable, net of allowance            21,052       20,401
        Income tax refund receivable                        367        4,600
        Inventory                                        17,032       18,385
        Deferred income taxes                             1,165        1,535
        Other current assets                              2,363        2,379
                                                       --------     --------
     Total current assets                                50,123       51,057

     Property,  plant and equipment, net                 13,502       13,776
     Patents and trademarks,  net of amortization         4,406        4,062
     Holographic technology,  net of amortization           426          484
     Advance license fee, net of amortization             1,353        1,412
     Goodwill                                            14,980       15,249
     Deferred income taxes                                1,602          701
     Other assets                                           774          865
                                                       --------     --------
     Total assets                                      $ 87,166     $ 87,606
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $ 10,533     $  2,433
        Current portion of notes payable                 19,341       10,833
        Accounts payable                                  6,774        6,930
        Accrued expenses                                 13,286       12,176
                                                       --------     --------
     Total current liabilities                           49,934       32,372

     Lines of credit, net of current portion                  -        9,000
     Notes payable,  net of current portion               8,400       18,465
     Deferred income taxes                                1,019          951
     Other liabilities                                      647          557

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized; 5,465,605 and 5,463,382 shares
            issued and outstanding at June 30, 2002
            and 2001, respectively                            55          55
        Additional paid-in capital                        17,664      17,634
        Retained earnings                                 12,673      12,926
        Accumulated other comprehensive loss              (3,226)     (4,354)
                                                       ---------    --------
        Total shareholders' equity                        27,166      26,261
                                                       ---------    --------
     Total liabilities and shareholders' equity        $  87,166    $ 87,606
                                                       =========    ========





                       See Notes to Financial Statements

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                  2002       2001       2002        2001
                                    (Unaudited)            (Unaudited)

Sales                           $29,412   $28,057     $56,941     $57,841
Cost of sales                    19,352    18,288      36,908      47,015
                                -------   -------     -------     -------
Gross profit                     10,060     9,769      20,033      10,826

Selling, general and
 administrative expenses          7,975     8,617      15,255      16,490
Research and development
 expenses                         1,820     1,481       3,533       3,271
Severance costs                      75         -         351           -
                                -------   -------     -------     -------
Operating income (loss)             190     (329)         894      (8,935)

Other income (expenses)
 Interest income                     32        16          55         137
 Interest expense                  (871)   (1,021)     (1,567)     (2,232)
 Foreign currency transaction
   gain (loss)                      229       (84)        224        (161)
 Other, net                         (24)      (39)        (14)        (79)
                                -------   -------     -------     -------
 Total other expenses              (634)   (1,128)     (1,302)     (2,335)
                                -------   -------     -------     -------
Loss before income
 tax benefit                       (444)   (1,457)       (408)    (11,270)
Income tax benefit                 (169)     (550)       (155)     (4,289)
                                -------   -------     -------     -------
Net loss                        $  (275)  $  (907)    $  (253)    $(6,981)
                                =======   =======     =======     =======
Basic loss per share

  Weighted average shares
   outstanding                5,465,605 5,456,365   5,464,518   5,455,022

  Basic loss per
   share                         $(0.05)  $ (0.17)    $  (.05)    $ (1.28)

Diluted loss per share
  Weighted average shares
   outstanding                 5,465,605 5,456,365   5,464,518   5,455,022
  Net effect of dilutive
   securities                          -         -           -           -

  Total shares outstanding
    used in computing diluted
    loss per share             5,465,605 5,456,365   5,464,518   5,455,022

  Diluted loss per share          $(0.05)  $ (0.17)    $  (.05)    $ (1.28)


                       See Notes to Financial Statements

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (amounts in thousands)



                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------
                                                           (unaudited)

Operating activities

Net cash provided by
  operating activities                             $  8,278            $ 8,296

Investing activities
Purchase of property,  plant and equipment           (1,088)              (481)
Patents and trademarks                                 (507)              (467)
Cash paid for purchase of business,
  net of cash acquired                                    -            (19,739)
Other Intangibles                                         -                697
                                                    -------            -------
Net cash used in investing activities                (1,595)           (19,990)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        29                 37
Principal payments on notes payable                  (1,527)           (11,737)
Proceeds from issuance of notes payable                 102             20,557
Net (payments) proceeds from line of credit            (901)             4,451
Capital lease payments                                 (131)               (55)

Net cash (used in) provided by                      -------            -------
  financing activities                               (2,428)            13,253

Effect of exchange rates on cash                        132               (750)
                                                    -------            -------
Net increase in cash and
     cash equivalents                                 4,387                809
Cash and cash equivalents at beginning of period        557              2,332
                                                    -------            -------
Cash and cash equivalents at end of period         $  4,944            $ 3,141
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $  1,400            $ 1,737

     Cash paid for income taxes                    $     26            $   112



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

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K/A No. 3 for the year ended December 31, 2001, which was filed on July 25, 2002, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2001 contained therein.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain 2001 amounts have been reclassified to conform to 2002 presentation.

3.       Cost of Sales

Cost of sales for the six months ended June 30, 2001 included $10,040 of special charges and other costs as follows: $4,500 of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3,500 of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1,000 of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1,000 of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company.

4.        Inventory

     Inventory consists of the following:


                                          June 30, 2002     December 31, 2001
                                       ------------------   ------------------


         Raw materials                      $  5,596             $  7,271
         Work-in-process                       2,646                4,144
         Finished goods                        8,790                6,970
                                              ------               ------
                                              17,032               18,385
                                              ------               ------

5.        Goodwill

In the first quarter of 2002, the Company adopted the Provisions of SFAS No.
142. The Company has completed a transitional impairment test as of January 1, 2002, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. The Company has determined that there was no goodwill impairment to be recognized as a result of its testing. Fair value of the reporting units was determined using discounted cash flow analyses.

The Company adopted Statement 142 on January 1, 2002. A reconciliation between reported net loss to the adjusted net loss is as follows:


                                 Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                   2002       2001      2002      2001

     Reported net loss           $  (275)   $  (907)  $  (253)  $(6,981)
     Add back: Goodwill
         amortization                  -        203         -       408
                                 -------    -------   -------   -------
     Adjusted net loss           $  (275)   $  (704)  $  (253)  $(6,573)
                                 =======    =======   =======   =======
     Basic earnings per share:
     Reported net loss           $  (.05)   $  (.17)  $  (.05)  $ (1.28)
     Goodwill amortization       $     -        .04         -       .07
                                 -------    -------   -------   -------
     Adjusted net loss           $  (.05)   $  (.13)  $  (.05)  $ (1.21)
                                 =======    =======   =======   =======
     Diluted earnings per share:
     Reported net loss           $  (.05)   $  (.17)  $  (.05)  $ (1.28)
     Goodwill amortization       $     -        .04         -       .07
                                 -------    -------   -------   -------
     Adjusted net loss           $  (.05)   $  (.13)  $  (.05)  $ (1.21)
                                 =======    =======   =======   =======



6.        Comprehensive Loss

     The Company's total comprehensive income (loss) were as follows:


                               Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                   2002       2001      2002      2001

     Net loss                    $  (275)   $  (908)  $  (253)  $(6,981)
     Other comprehensive income
      (loss):
        Change in equity due to
         foreign currency
         translation adjustments   1,200       (893)    1,128    (1,536)
                                 -------    -------   -------   -------
     Comprehensive income (loss) $   925    $(1,801)  $   875   $(8,517)
                                 =======    =======   =======   =======

7. Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. One customer accounted for 10% or more of revenues for the quarter ended June 30, 2002. No individual customer accounted for 10% or more of revenues in 2001.

The Company manages its business on a business segment basis dividing the business into two major segments: Industrial scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales were attributed to business segments in the following table.


                                Industrial/                     Total
                                 Optical       POS/OEM      Consolidated
                                 -------      ---------       ---------
Three months ended June 30, 2002:

Sales                            $ 8,093       21,319          29,412

Income (loss)
before provision
for income
taxes                            $  (401)         (43)           (444)

Identifiable
assets                           $21,006       66,160          87,166

Three months ended June 30, 2001:

Sales                            $ 6,228       21,829          28,057

Income (loss)
before benefit
for income
taxes                            $   270       (1,727)         (1,457)

Identifiable
assets                           $21,342       63,448          84,790

Six months ended June 30, 2002:

Sales                            $14,602       42,339          56,941

Income (loss)
before provision
for income
taxes                            $  (929)         521            (408)


Six months ended June 30, 2001:

Sales                            $13,841       44,000          57,841

Income (loss)
before benefit
for income
taxes                            $ 1,015      (12,285)        (11,270)

8. Acquisition

On January 8, 2001, the Company acquired all of the outstanding stock of Adaptive Optics Associates, Inc. ("AOA"), a developer and manufacturer of custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspections and scanning and dimensioning systems for the aerospace and defense industry. The total purchase price including transaction costs was $21,612. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of AOA's operations from January 8, 2001 are reflected in the 2001 statement of operations. The excess purchase price over the fair value of net assets acquired was approximately $11,755 and was being amortized over a straight-line basis over 10 years through December 31, 2001.

Pro forma results of operations, assuming that the AOA acquisition was consummated on January 1, 2001, would not be materially different from actual results.

9.  Credit Facility

At December 31, 2001, March 31, 2002 and June 30, 2002, the Company was in violation of certain provisions and covenants included in its Credit Facility and the banks issued a notice of default as of April 9, 2002 and increased the interest rate by 2% on the outstanding debt in accordance with the agreement. As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank had been in discussions with respect to modifying the Credit Facility. On July 9, 2002, the Company replaced the Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement include the waiver of all existing defaults under the Credit Facility and the withdrawal by the banks of the notice of default and an increase in the original interest rate of the term note by .25% per annum. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contains various negative and positive covenants, such as minimum tangible net worth requirements and expires on May 31, 2003. A portion of the outstanding borrowing under the Amended Credit Agreement is guaranteed by C. Harry Knowles and Janet Knowles. Additionally, the Company could be required to make additional prepayments under the Amended Credit Agreement if there are excess cash flows, as defined in the Amended Credit Agreement.

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

As the Amended Credit Agreement expires on May 31, 2003, all outstanding bank borrowings are classified as current liabilities on the June 30, 2002 balance sheet. Management plans to refinance this Amended Credit Agreement prior to December 31, 2002 and replace it with longer term debt under terms more favorable to the Company.

10.  Legal Matters

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. On May 30, 2002, the Company was served with an amended Complaint in this action. The amended Complaint also includes new claims of patent infringement from the date of the alleged breach against both the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Amended Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend its rights.

The Company has filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. The Company has not yet filed its answer to the Complaint. In response, Symbol filed a motion to stay the arbitration proceedings pending a decision by the court as to whether the issues are subject to arbitration. These motions are now pending before the court.

Management is of the opinion that there are no legal claims against the Company which will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-K/A No. 3 for the year ended December 31, 2001, which was filed on July 25, 2002. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002 and 2001 are unaudited.

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

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of the Company's products were manufactured in the Company's U.S. facility in 2002, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. In addition, manufacture of the Company's POS products in its Suzhou, China facility is expected to increase in 2002, which will partially mitigate the profit impact of foreign exchange rate fluctuation with reduced labor costs in the Company's POS scanners. Accordingly, in the three months ended June 30, 2002, sales and gross profit were favorably affected by the continuing decline in the value of the US dollar in relation to foreign currencies, especially the Euro. This favorable impact offsets the adverse impact of the strengthening value of the US dollar in the three months ended March 31, 2002.

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

Metrologic's ability to comply with the terms of the credit facility so that it is able to borrow funds in accordance with the terms of the facility; no assurance that cost controls and working capital procedures will result in reduced bank debt, increased operating profit or positive cash flow from operations; the ability of the Company to refinance its credit facility and term loan on more favorable terms; the resolution or outcome of litigation; reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, the Company's ability to successfully negotiate and amend its licensing agreement with Symbol Technologies; the Company's ability to successfully defend against challenges to its patents; the ability of competitors to avoid infringement of the Company's patents; the ability of the Company to develop products which avoid infringement of third parties' patents; and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the price and payment schedule the Company is able to negotiate for the shares in its subsidiary, Metrologic Eria Iberica; the effects of and changes in trade, monetary and fiscal policies, laws and the ability of the Company to integrate AOA with other Company subsidiaries, and realize the anticipated impact on results of operations; the Company's ability to refinance its debt with its banks, or successfully negotiate additional financing arrangements; regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those using may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001 (dollars in thousands except per share information)

Sales for the quarter ended June 30, 2002 increased by $1,355, or 4.8%, to $29,412 compared with $28,057 for the same period in 2001. The increase was primarily attributable to higher optical scanning revenues at AOA, including termination charges related to the cancellation of certain fixed price contracts. Sales of Metrologic's point-of-sale ("POS") and original equipment manufacturers ("OEM") products in 2002 approximated 2001 sales of these products. Sales of POS/OEM products in North America increased 21% in 2002, however, this increase was mostly offset by decreased sales in Europe due to lower unit demand. The Company did benefit from the strengthening of the euro against the US dollar during the second quarter of 2002. Sales in euros were down 15% from the prior year while in dollars, the decrease was 10%.

International sales were $14,326 (48.7% of total sales) in the three months ended June 30, 2002 and $15,146 (53.9% of total sales) in the three months ended June 30, 2001.One customer accounted for 10% or more of revenues in the three months ended June 30, 2002. No individual customer accounted for 10% or more of revenues in the three months ended June 30, 2001.

Cost of sales increased to $19,352 in the three months ended June 30, 2002 from $18,288 in the three months ended June 30, 2001 as a result of the increased revenues in 2002. As a percentage of sales, cost of sales increased from 65.2% in 2001 to 65.8% in 2002 primarily as a result of lower average selling prices on the Company's point-of-sale scanners. Cost of sales during the three months ended June 30, 2002 was favorably impacted by the decrease in the value of the US dollar to the euro as compared to the corresponding period in 2001.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2002 were $7,975, including $732 of non-recurring expenses related to the Amended and Restated Credit Agreement that was completed on July 9, 2002. Excluding such expenses, SG&A expenses were $7,243, or 24.6% of sales, for the three months ended June 30, 2002 compared with $8,617, or 30.7% for the corresponding period in 2001. The decrease was due primarily to reduced marketing and promotion expenses, lower personnel costs as the result of the workforce reduction in March and April 2002, and no goodwill amortization expense in 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", partially offset by increased legal expenses.

Research and Development ("R&D") expenses increased 22.9% to $1,820 in the three months ended June 30, 2002 from $1,481 in 2001. The increase primarily was the result of expanded R&D efforts focused on the development of the Company's iQ(tm)180 camera-based acquisition vision system.

Other income/expense reflect net other expenses of $634 in the three months ended June 30, 2002 compared to net other expense of $1,128 in the corresponding period in 2002. Interest expense in 2002 includes $128 of non-recurring interest expense that resulted from the incremental 200 basis point default interest rate charged by the Company's bank group from April 12, 2002 through the end of the quarter. The decrease in net other expense is primarily due to lower interest expense as a result of lower borrowings in 2002 and foreign currency transaction gains of $229 in 2002 compared with transaction losses of $84 in 2001.

Net loss was $275 in the three months ended June 30, 2002 compared with a net loss of $907 in 2001.The net loss reflects a 38% effective income tax rate in 2002 and 2001. The decrease in the value of the US dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.05 as compared with the corresponding period in 2001.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001 (dollars in thousands except per share information)

Sales decreased 1.6% to $56,941 in the six months ended June 30, 2002 from $57,841 in the six months ended June 30, 2001 primarily as a result of the completion of certain fixed price projects at AOA during 2001. The reduction in the value of the euro against the US dollar during the first three months of 2002 negatively affected the recorded U.S. dollar value of quarterly European operation sales. Although the value of the euro strengthened during the three months ended June 30, 2002, the net impact of the change in the value of the euro compared to the US dollar for the six months ended June 30, 2002 was a decrease of approximately $350 in the recorded U.S dollar value of European operation sales compared to the same period in 2001.

International sales were $28,293 (49.7% of total sales) in the six months ended June 30, 2002 and $28,923 (50.0% of total sales) in the three months ended June 30, 2001. No individual customer accounted for 10% or more of revenues in the six months ended June 30, 2002 or 2001.

Cost of sales decreased by $10,107 to $36,908 for the six months ended June 30, 2002 from $47,015 for the corresponding period in 2001. As a percentage of sales, cost of sales was 64.8% in 2002 compared with 81.3% of sales in 2001. Cost of sales for the six months ended June 30, 2001 included $10,040 of special charges and other costs that are not expected to reoccur in subsequent quarters as follows: $4,500 of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3,500 of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1,000 of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1,000 of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Cost of sales excluding the $10,040 of special charges and other costs decreased by $67 in 2002 in comparison to 2001.

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2002 were $15,255, including $732 of non-recurring expenses related to the Amended and Restated Credit Agreement that was completed on July 9, 2002. Excluding such expenses, SG&A expenses were $14,523, or 25.5% of sales, for the six months ended June 30, 2002 compared with $16,490, or 28.5% for the corresponding period in 2001. The decrease was due primarily to reduced marketing and promotion expenses, lower personnel costs as the result of the workforce reduction in March and April 2002, and no goodwill amortization expense in 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", partially offset by increased legal expenses.

Research and development ("R&D") expenses increased 8.0% to $3,533 in the six months ended June 30, 2002 from $3,271. The increase is the result of expanded R&D efforts focused on the development of the Company's iQ(tm)180 camera-based acquisition vision system.

Other income/expense reflect net other expense of $1,302 in the six months ended June 30, 2002 compared to net other expense of $2,335 in the corresponding period in 2002. Interest expense in 2002 includes $128 of non-recurring interest expense that resulted from the incremental 200 basis point default interest rate charged by the Company's bank group from April 12, 2002 to July 10, 2002. The decrease in net other expense is due to lower interest expense as a result of lower borrowings in 2002 and foreign currency transaction gains of $224 in 2002 as compared with transaction losses of $161 in 2001.

Net loss was $253 in the six months ended June 30, 2002 compared with a net loss of $6,981 in 2001.The net loss reflects a 38% effective income tax rate in 2002 and 2001. The decrease in the value of the US dollar relative to other foreign currencies negatively affected diluted earnings per share by approximately $.01 as compared with the corresponding period in 2001.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased to $189 as of June 30, 2002 from $18,685 as of December 31, 2001 due primarily to the classification of all outstanding borrowings under the Amended Credit Agreement as current liabilities on the balance sheet as of June 30, 2002 as the Amended Credit Agreement matures on May 31, 2003.

The Company's operating activities provided net cash of $8,278 and $8,296 for the six months ended June 30, 2002 and 2001, respectively. Net cash provided in operating activities for the six months ended June 30, 2002 resulted primarily from reductions in accounts receivable and inventory, and receipt of tax refunds of approximately $4,000.

At December 31, 2001, March 31, 2002 and June 30, 2002, the Company was in violation of certain provisions and covenants included in its Credit Facility and the banks issued a notice of default as of April 9, 2002 and increased the interest rate by 2% on the outstanding debt in accordance with the agreement. As reflected in the Company's prior periodic reports filed with the Securities and Exchange Commission, the Company and its primary bank had been in discussions with respect to modifying the Credit Facility. On July 9, 2002, the Company replaced the Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement include the waiver of all existing defaults under the Credit Facility and the withdrawal by the banks of the notice of default and an increase in the original interest rate of the term note by .25% per annum. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contains various negative and positive covenants, such as minimum tangible net worth requirements and expires on May 31, 2003. A portion of the outstanding borrowing under the Amended Credit Agreement is guaranteed by C. Harry Knowles and Janet Knowles. Additionally, the Company could be required to make additional prepayments under the Amended Credit Agreement if there are excess cash flows, as defined in the Amended Credit Agreement.

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

As the Amended Credit Agreement matures on May 31, 2003, all outstanding bank borrowings are classified as current liabilities. Management plans to refinance this Amended Credit Agreement prior to December 31, 2002 and replace it with longer term debt under terms more favorable to the Company.

In April 2002, in order to reduce debt and increase future profitability, the Company implemented a workforce reduction and identified additional cost reductions representing estimated annualized savings of approximately $3,000 in overhead and operating expenses, and additional reductions in direct costs.

Also in connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $0 in 2002 and $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates are fixed at 10%.

Property, plant & equipment expenditures were $1,088 and $481 for the six months ended June 30, 2002 and 2001, respectively. The Company's current plans for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and (iv) enhancements to existing information systems, and additional information systems.

The Company's liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in euros. However, no derivative instruments are outstanding at June 30, 2002. Additionally, the Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in matters of litigation arising from the normal course of business including matters described below. Management is of the opinion that there are no legal claims against the Company which will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On July 12, 2002, the Auto ID Companies filed three summary judgment motions, one each directed to prosecution laches, non-infringement and invalidity with regard to certain claims of the patents in suit. In response to these summary judgment motions the Lemelson Partnership filed a motion to strike the motions related to non-infringement and invalidity as being "untimely" and requested that the Court reserve all three motions for trial. Alternatively, the Lemelson Partnership asked the Court for a sixty-day extension to take discovery on the prosecution laches issues and serve its opposition papers to all three motions. These motions are now pending before the Court.

B.       Metrologic v. PSC Inc.

In June 2002, both sides filed their motions for summary judgment and their Markman briefs with the Court. On August 6-7, 2002 a Markman hearing was held by the Court during which the parties argued claim interpretations of the patents in suit. The parties are now waiting for the court's decision on the Markman hearing.

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. On May 30, 2002, the Company was served with an amended Complaint in this action. The amended Complaint also includes new claims of patent infringement from the date of the alleged breach against both the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Amended Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend its rights.

The Company has filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. The Company has not yet filed its answer to the Complaint. In response, Symbol filed a motion to stay the arbitration proceedings pending a decision by the court as to whether the issues are subject to arbitration. These motions are now pending before the court.

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

         4.1     Specimen Stock Certificate (incorporated by reference to
                 Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

        10.1 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H. Knowles (incorporated hereto by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K Amendment No. 3 filed July 25, 2002).

        10.2 Amended and Restated Credit Agreement dated July 9, 2002 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated hereto by reference to Exhibit
                 10.25 to the Registrant's Annual Report on Form 10-K Amendment No. 3 filed July 25, 2002).

        10.3 Lease Modification Agreement dated July 9, 2002 between C. Harry and Janet H. Knowles and Metrologic Instruments, Inc. (incorporated hereto by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K Amendment No. 3 filed July 25, 2002).

        10.4 Landlord's Waiver dated July 9, 2002 between C. Harry Knowles and Janet H. Knowles, and PNC Bank, National Associates as Agent (incorporated hereto by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K Amendment No. 3 filed July 25, 2002).

        10.5 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and C. Harry Knowles and Janet H. Knowles (the "Lenders") (incorporated hereto by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K Amendment No. 3 filed July 25,
                 2002).

        10.6 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Hsu Jau Nan (the "Lender") (incorporated hereto by reference to Exhibit
                 10.29 to the Registrant's Annual Report on Form 10-K Amendment No. 3 filed July 25, 2002).

        10.7 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Dale M. Fischer (the "Lender") (incorporated hereto by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K Amendment No. 3 filed July 25, 2002).

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company attached hereto as Exhibit 99.1.

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the President and Chief Operating Officer of the Company attached hereto as Exhibit 99.2

        99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company attached hereto as Exhibit 99.3

        (b)      Reports on Form 8-K.

                 The Registrant filed a report on Form 8-K dated April 25, 2002, and a report on Form 8-K/A dated June 30, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: August 14, 2002                     By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)



Date: August 14, 2002                     By:/s/Thomas E. Mills IV
      ----------------                    --------------------------
                                          Thomas E. Mills IV
                                          President and Chief Operating Officer




Date: August 14, 2002                     By:/s/Kevin J. Bratton
      ----------------                    --------------------------
                                          Kevin J. Bratton
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                                                           Page No.

 99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted    21
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company attached hereto as Exhibit 99.1.

 99.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted    22
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the President and Chief Operating Officer of the Company attached hereto as Exhibit 99.2

 99.3     Certification pursuant to 18 U.S.C. Section 1350, as adopted    23
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company attached hereto as Exhibit 99.3

EXHIBIT 99.1



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/C. Harry Knowles
C. Harry Knowles
Chief Executive Officer
August 14, 2002

EXHIBIT 99.2



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas E. Mills IV, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Thomas E. Mills IV
Thomas E. Mills IV
President and Chief
Operating Officer
August 14, 2002

EXHIBIT 99.3



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Kevin J. Bratton
Kevin J. Bratton
Chief Financial Officer
August 14, 2002