Form 10-Q
period 2002-09-30
METROLOGIC INSTRUMENTS INC
filed 2002-11-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of November 12, 2002 there were 5,470,039 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.

                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets -
                  September 30, 2002 and December 31, 2001                3

                  Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30,
                  2002 and 2001                                           4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2002 and 2001           5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            14

Part II - Other Information

         Item 1.  Legal Proceedings                                      15

         Item 2.  Changes in Securities and Use of Proceeds              17

         Item 3.  Defaults upon Senior Securities                        17

         Item 4.  Submission of Matters to a Vote of Security Holders    17

         Item 5.  Other Information                                      17

         Item 6.  Exhibits and Reports on Form 8-K                       17

Signatures                                                               18

Exhibit Index                                                            19

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                     September 30, December 31,
Assets                                                   2002         2001
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  1,051     $    557
        Restricted cash                                   1,000        3,200
        Accounts receivable, net of allowance            19,777       20,401
        Income tax refund receivable                          -        4,600
        Inventory                                        15,591       18,385
        Deferred income taxes                             1,181        1,535
        Other current assets                              2,104        2,379
                                                       --------     --------
     Total current assets                                40,704       51,057

     Property,  plant and equipment, net                 13,220       13,776
     Patents and trademarks,  net of amortization         4,548        4,062
     Holographic technology,  net of amortization           397          484
     Advance license fee, net of amortization             1,323        1,412
     Goodwill                                            14,923       15,249
     Deferred income taxes                                1,992          701
     Other assets                                           724          865
                                                       --------     --------
     Total assets                                      $ 77,831     $ 87,606
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  8,139     $  2,433
        Current portion of notes payable                 11,921       10,833
        Accounts payable                                  7,573        6,930
        Accrued expenses                                 12,260       12,176
                                                       --------     --------
     Total current liabilities                           39,893       32,372

     Lines of credit, net of current portion                  -        9,000
     Notes payable,  net of current portion               8,388       18,465
     Deferred income taxes                                1,718          951
     Other liabilities                                      614          557

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized; 5,467,579 and 5,463,382 shares
            issued and outstanding at September 30, 2002
            and 2001, respectively                            55          55
        Additional paid-in capital                        17,675      17,634
        Retained earnings                                 12,941      12,926
        Accumulated other comprehensive loss              (3,453)     (4,354)
                                                       ---------    --------
        Total shareholders' equity                        27,218      26,261
                                                       ---------    --------
     Total liabilities and shareholders' equity        $  77,831    $ 87,606
                                                       =========    ========





                       See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
             (amounts in thousands except share and per share data)

                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                  2002       2001       2002        2001
                                    (Unaudited)            (Unaudited)

Sales                           $27,957   $26,809     $84,898     $84,650
Cost of sales                    17,101    18,089      54,009      65,104
                                -------   -------     -------     -------
Gross profit                     10,856     8,720      30,889      19,546

Selling, general and
 administrative expenses          7,270     7,806      21,793      24,296
Research and development
 expenses                         1,754     1,612       5,287       4,883
Severance costs                     251         -         602           -
Non-recurring amended credit
 agreement expenses                   -         -         732           -
                                -------   -------     -------     -------
Operating income (loss)           1,581      (698)      2,475      (9,633)

Other income (expenses)
 Interest income                     15        10          70         147
 Interest expense                  (668)     (953)     (2,107)     (3,185)
 Foreign currency transaction
   (loss) gain                     (530)      337        (306)        176
 Other, net                          34       (58)         20        (137)
Non-recurring default
 interest expenses                    -         -        (128)          -
                                -------   -------     -------     -------
 Total other expenses            (1,149)     (664)     (2,451)     (2,999)
                                -------   -------     -------     -------
Income (loss) before
 tax benefit                        432    (1,362)         24     (12,632)
Income tax expense (benefit)        164      (517)          9      (4,806)
                                -------   -------     -------     -------
Net income (loss)               $   268   $  (845)    $    15     $(7,826)
                                =======   =======     =======     =======
Basic income (loss) per share

  Weighted average shares
   outstanding                5,467,579 5,458,368   5,465,538   5,456,137

  Basic income (loss)
   per share                     $ 0.05   $ (0.15)    $  0.00     $ (1.43)

Diluted income (loss) per share

  Weighted average shares
   outstanding                 5,467,579 5,458,368   5,465,538   5,456,137
  Net effect of dilutive
   securities                      2,524         -         842           -

  Total shares outstanding
    used in computing diluted
    income (loss) per share    5,470,103 5,458,368   5,466,380   5,456,137

  Diluted income (loss) per
   share                          $ 0.05   $ (0.15)    $  0.00     $ (1.43)


                       See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (amounts in thousands)


                                                       Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------
                                                           (unaudited)

Operating activities

Net cash provided by
  operating activities                             $ 12,304            $10,910

Investing activities
Decrease in restricted cash                           2,200                  -
Purchase of property,  plant and equipment           (1,536)            (1,555)
Patents and trademarks                                 (733)              (843)
Cash paid for purchase of business,
  net of cash acquired                                    -            (19,739)
Other Intangibles                                         -               (100)
                                                    -------            -------
Net cash used in investing activities                   (69)           (22,237)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                        40                 55
Principal payments on notes payable                 (12,155)           (12,145)
Proceeds from issuance of notes payable                 105             20,348
Net (payments) proceeds from line of credit            (102)             4,528
Capital lease payments                                 (131)               (80)

Net cash (used in) provided by                      -------            -------
  financing activities                              (12,243)            12,706

Effect of exchange rates on cash                        502               (427)
                                                    -------            -------
Net increase in cash and
     cash equivalents                                   494                952
Cash and cash equivalents at beginning of period        557              2,332
                                                    -------            -------
Cash and cash equivalents at end of period         $  1,051            $ 3,284
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $  2,178            $ 3,002

     Cash paid for income taxes                    $    164            $   112



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

3.       Cost of Sales

Cost of sales for the nine months ended September 30, 2001 included $10,040 of special charges and other costs as follows: $4,500 of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3,500 of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1,000 of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1,000 of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company.

4.        Inventory

     Inventory consists of the following:


                                       September 30, 2002   December 31, 2001
                                       ------------------   ------------------


         Raw materials                      $  5,193             $  7,271
         Work-in-process                       2,526                4,144
         Finished goods                        7,872                6,970
                                              ------               ------
                                              15,591               18,385
                                              ------               ------

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

The Company adopted Statement 142 on January 1, 2002. A reconciliation between reported net loss to the adjusted net loss is as follows:

                      Three Months Ended Nine Months Ended
                                        September 30,        September 30,
                                       2002       2001      2002      2001

     Reported net income (loss)      $   268    $  (845)  $    15   $(7,826)
     Add back: Goodwill
         amortization                      -        202         -       609
                                     -------    -------   -------   -------
     Adjusted net income (loss)      $   268    $  (643)  $    15   $(7,217)
                                     =======    =======   =======   =======
     Basic earnings per share:
     Reported net income (loss)      $  0.05    $ (0.15)  $  0.00   $ (1.43)
     Goodwill amortization           $  0.00        .04      0.00      0.11
                                     -------    -------   -------   -------
     Adjusted net income (loss)      $  0.05    $ (0.11)  $  0.00   $ (1.32)
                                     =======    =======   =======   =======
     Diluted earnings per share:
     Reported net income (loss)      $  0.05    $ (0.15)  $  0.00   $ (1.43)
     Goodwill amortization           $  0.00       0.04      0.00      0.11
                                     -------    -------   -------   -------
     Adjusted net income (loss)      $  0.05    $ (0.11)  $  0.00   $ (1.32)
                                     =======    =======   =======   =======



6.        Comprehensive Income (Loss)

     The Company's total comprehensive income (loss) were as follows:


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   2002       2001      2002      2001

     Net income (loss)           $   268    $  (845)  $    15   $(7,826)
     Other comprehensive income
      (loss):
        Change in equity due to
         foreign currency
         translation adjustments    (227)       491       901    (1,045)
                                 -------    -------   -------   -------
     Comprehensive income (loss) $    41    $  (354)  $   916   $(8,871)
                                 =======    =======   =======   =======

7. Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the quarters ended September 30, 2002 or 2001.

The Company manages its business on a business segment basis dividing the business into two major segments: Industrial scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales were attributed to business segments in the following table.



                                Industrial/                     Total
                                 Optical       POS/OEM      Consolidated
                                 -------      ---------       ---------
Three months ended September 30, 2002:

Sales                            $ 6,820       21,137          27,957

Income (loss)
before provision
for income
taxes                            $   270          162             432

Identifiable
assets                           $19,563       58,268          77,831

Three months ended
  September 30, 2001

Sales                            $ 5,431       21,378          26,809

Income (loss)
before benefit
for income
taxes                            $   (16)      (1,346)         (1,362)

Identifiable
assets                           $20,843       68,098          88,941

Nine months ended September 30, 2002:

Sales                            $21,422       63,476          84,898

Income (loss)
before provision
for income
taxes                            $  (800)         824              24


Nine months ended September 30, 2001:

Sales                            $19,272       65,378          84,650

Income (loss)
before benefit
for income
taxes                            $   999      (13,631)        (12,632)

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

9.  Credit Facility

On July 9, 2002, the Company replaced its former Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement include the waiver of all existing defaults under the Company's former Credit Facility and the withdrawal by the banks of a notice of default that had been issued to the Company on April 9, 2002, and an increase in the original interest rate of the term note by .25% per annum. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. These security interests continue under the Amended Credit Agreement. The Amended Credit Agreement contains various negative and positive covenants, such as minimum tangible net worth requirements, and expires on May 31, 2003. A portion of the outstanding borrowing under the Amended Credit Agreement is guaranteed by C. Harry Knowles and Janet Knowles. Additionally, the Company could be required to make additional prepayments under the Amended Credit Agreement if there are excess cash flows, as defined in the Amended Credit Agreement.

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

In connection with the Amended Credit Agreement, certain directors and executive officers have made loans to the Company, which amounts will be held as cash collateral under the terms of the Amended Credit Agreement and have been classified as restricted cash on the accompanying balance sheet. Specifically, C. Harry Knowles and Janet H. Knowles, Dale M. Fischer and Hsu Jau Nan have loaned the Company $400, $125 and $475, respectively. The loans bear interest at a rate of nine percent (9%) per annum and will be repaid in full upon the earliest of: (a) the Company's repayment in full of its obligations under the Amended Credit Agreement or (b) the release of the security interest held by the Company's primary bank in such cash being loaned by the above mentioned directors and executive officers.

As the Amended Credit Agreement expires on May 31, 2003, all outstanding bank borrowings are classified as current liabilities on the September 30, 2002 balance sheet. Management plans to refinance this Amended Credit Agreement prior to March 31, 2003 and replace it with longer term debt under terms more favorable to the Company.

10.  Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. This provision is effective for fiscal years beginning after May 15, 2002, with early adoption permitted.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, certain liabilities were recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement will be adopted by the Company for exit or disposal activities initiated after December 31, 2002.

11.  Legal Matters

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

On October 4, 2002, the parties had a conference with the judge during which a schedule was set for the filing of the parties' cross motions for summary judgment. These motions are now pending before the court.

Management is of the opinion that there are no legal claims against the Company which will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-K/A No. 3 for the year ended December 31, 2001, which was filed on July 25, 2002. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 and 2001 are unaudited.

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

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of the Company's products were manufactured in the Company's U.S. facility in 2002, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. In addition, manufacture of the Company's POS products in its Suzhou, China facility is expected to increase in 2002 and 2003, which will partially mitigate the profit impact of foreign exchange rate fluctuation with reduced labor costs in the Company's POS scanners. Accordingly, in the three months ended September 30, 2002, sales and gross profit were favorably affected by the continuing decline in the value of the US dollar in relation to certain foreign currencies, especially the Euro. This favorable impact offsets the adverse impact of the strengthening value of the US dollar on sales and gross profit in the three months ended March 31, 2002. However, in the three months ended September 30, 2002, sales and gross profits were negatively affected by the strengthening of the value of the US dollar in relation to the Brazilian real.

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

Metrologic's ability to comply with the terms of the credit facility so that it is able to borrow funds in accordance with the terms of the facility; no assurance that cost controls and working capital procedures will result in reduced bank debt, increased operating profit or positive cash flow from operations; the ability of the Company to refinance its credit facility and term loan on more favorable terms; the resolution or outcome of litigation; reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; the costs of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses, the Company's ability to successfully negotiate and amend its licensing agreement with Symbol Technologies; the Company's ability to successfully defend against challenges to its patents; the ability of competitors to avoid infringement of the Company's patents; the ability of the Company to develop products which avoid infringement of third parties' patents; and adoption of new or changes in accounting policies and practices; occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs, and to increase productivity; the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, acquisitions, asset valuations and organizational structures; the price and payment schedule the Company is able to negotiate for the shares in its subsidiary, Metrologic Eria Iberica; the effects of and changes in trade, monetary and fiscal policies, laws and the ability of the Company to integrate AOA with other Company subsidiaries, and realize the anticipated impact on results of operations; the Company's ability to refinance its debt with its banks, or successfully negotiate additional financing arrangements; regulations and other activities of governments, agencies and similar organizations, including but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; foreign currency exchange rate fluctuations between the U.S. Dollar and other major currencies including, but not limited to, the Euro, Singapore Dollar, Brazilian Real, and British Pound affecting the Company's results of operations; the economic slowdown of foreign nations other than those may also adversely affect the Company's results of operations; issues that have not been anticipated in the transition to the new European currency that may cause prolonged disruption of the Company's business; and increased competition due to industry consolidation or new entrants into the Company's existing markets.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies and use of estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A No. 3 for the year ended December 31, 2001, which was filed on July 25, 2002. The only change in critical accounting policies during the three or nine month periods ending September 30, 2002 is the adoption of SFAS 142 during the first quarter of 2002. The Company has completed a transitional impairment test as of January 1, 2002, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. The Company has determined that there was no goodwill impairment to be recognized as a result of its testing. Fair value of the reporting units was determined using discounted cash flow analyses.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001 (dollars in thousands except per share information)

Sales for the quarter ended September 30, 2002 increased by $1,148, or 4.3%, to $27,957 compared with $26,809 for the same period in 2001. The increase was primarily attributable to higher industrial products revenues, particularly resulting from sales of the Company's iQ(R)180 vision systems camera. Sales of Metrologic's point-of-sale ("POS") and original equipment manufacturers ("OEM") products in 2002 approximated 2001 sales of these products. Sales of POS and OEM products in North America increased 10% in 2002 and sales of these products in the Far East nearly doubled. However, these increases were mostly offset by decreased sales in Europe due to lower unit demand resulting from the recession in Europe. The Company did benefit from the strengthening of the euro against the US dollar during the third quarter of 2002. Sales in euros were down 27% from the prior year while in dollars, the decrease was 20%.

International sales were $14,606 (52.2% of total sales) in the three months ended September 30, 2002 and $15,726 (58.7% of total sales) in the three months ended September 30, 2001. No individual customer accounted for 10% or more of revenues in the three months ended September 30, 2002 or 2001.

Cost of sales decreased to $17,101 in the three months ended September 30, 2002 from $18,089 in the three months ended September 30, 2001. As a percentage of sales, cost of sales decreased from 67.5% in 2001 to 61.2% in 2002 primarily as a result of increased unit production at the Company's Suzhou facility resulting in reduced labor costs, reduced direct labor costs as a result of the workforce reductions that occurred during March and April 2002, lower material costs resulting from the Company's continuing efforts to lower bill of material costs, and lower freight costs. Cost of sales during the three months ended September 30, 2002 was also favorably impacted by the decrease in the value of the US dollar to the euro as compared to the corresponding period in 2001.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2002 were $7,270 or 26.0% of sales, compared with $7,806, or 29.1% for the corresponding period in 2001. The decrease was due primarily to reduced marketing and promotion expenses, lower personnel costs as the result of the workforce reduction in March and April 2002, and no goodwill amortization expense in 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which decrease was partially offset by increased legal expenses in 2002.

Research and Development ("R&D") expenses increased 8.8% to $1,754 in the three months ended September 30, 2002 from $1,612 in 2001. The increase primarily was the result of expanded R&D efforts focused on the development of the Company's iQ180 camera-based acquisition vision system.

Severance costs of $251 for the three months ended September 30, 2002 were due to a workforce reduction in August and September 2002.

Net interest expense decreased 30.8% from $943 for the three months ended September 30, 2001 to $653 for the three months ended September 30, 2002 due to lower outstanding borrowings in 2002.

Other income/expense reflect net other expenses of $496 in the three months ended September 30, 2002 compared to net other income of $279 in the corresponding period in 2001. The increase in net other expense is primarily due to foreign currency transaction losses of $530 in 2002 compared with transaction gains of $337 in 2001. The foreign currency losses in 2002 are primarily attributable to the weakening value of the Brazilian real in relation to the US dollar.

Net income was $268 in the three months ended September 30, 2002 compared with a net loss of $845 in 2001. Net income (loss) reflects a 38% effective income tax rate in 2002 and 2001.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001 (dollars in thousands except per share information)

Sales increased .3% to $84,898 in the nine months ended September 30, 2002 from $84,650 in the nine months ended September 30, 2001. Sales of POS and OEM products increased 1.4%, while sales of industrial products and optical systems decreased by 3%. The decrease in industrial products and optical systems reflects the completion of certain fixed price projects at AOA in 2001 partially offset by sales of iQ180's in 2002.

International sales were $42,784 (50.4% of total sales) in the nine months ended September 30, 2002 and $44,740 (52.9% of total sales) in the three months ended September 30, 2001. No individual customer accounted for 10% or more of revenues in the nine months ended September 30, 2002 or 2001.

Cost of sales decreased by $11,095 to $54,009 for the nine months ended September 30, 2002 from $65,104 for the corresponding period in 2001. As a percentage of sales, cost of sales was 63.6% in 2002 compared with 76.9% of sales in 2001. Cost of sales for the nine months ended September 30, 2001 included $10,040 of special charges and other costs that are not expected to reoccur in subsequent quarters as follows: $4,500 of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3,500 of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1,000 of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1,000 of costs associated with the expensing of floor stock inventory that had been previously capitalized by the Company. Cost of sales excluding the $10,040 of special charges and other costs decreased by $1,055 in 2002 in comparison to 2001. The decrease is attributable to increased unit production in the Company's Suzhou facility resulting in reduced labor costs, reduced direct labor costs as a result of the workforce reductions that occurred in March and April 2002, and lower freight costs, partially offset by increased sales of lower margin non-Metrologic manufactured products. The Company also incurred lower royalty costs in 2002 due to a reduction in the number of products covered by the agreement between Symbol Technologies, Inc. and the Company. (See Note 11, Legal Matters).

Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2002 were $22,525, including $732 of non-recurring expenses related to the Amended and Restated Credit Agreement that was completed on July 9, 2002. Excluding such expenses, SG&A expenses were $21,793, or 25.7% of sales, for the nine months ended September 30, 2002 compared with $24,296, or 28.7% for the corresponding period in 2001. The decrease was due primarily to reduced marketing and promotion expenses, lower personnel costs as the result of the workforce reduction in March and April 2002, and no goodwill amortization expense in 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", partially offset by increased legal expenses in 2002.

Research and development ("R&D") expenses increased 8.3% to $5,287 in the nine months ended September 30, 2002 from $4,883. The increase primarily was the result of expanded R&D efforts focused on the development of the Company's iQ180 camera-based acquisition vision system.

Severance costs of $602 for the nine months ended September 30, 2002 were due to workforce reductions in March and April and further reductions in August and September 2002.

Net interest expense decreased by 28.7% from $3,038 in 2001 to $2,165 in 2002. The decrease is due to lower outstanding borrowings in 2002. Interest expense in 2002 includes $128 of non-recurring interest expense that resulted from the incremental 200 basis point default interest rate charged by the Company's bank group from April 12, 2002 to July 10, 2002.

Other income/expense reflect net other expense of $286 in the nine months ended September 30, 2002 compared to net other income of $39 in the corresponding period in 2001. The increase in other expense was due to foreign currency transaction losses of $306 in 2002 as compared with transaction gains of $176 in 2001.

Net income was $15 in the nine months ended September 30, 2002 compared with a net loss of $7,826 in 2001. Net income (loss) reflects a 38% effective income tax rate in 2002 and 2001.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased to $811 as of September 30, 2002 from $18,685 as of December 31, 2001 due primarily to the classification of all outstanding borrowings under the Amended Credit Agreement as current liabilities on the balance sheet as of September 30, 2002 as the Amended Credit Agreement matures on May 31, 2003.

The Company's operating activities provided net cash of $12,304 and $10,910 for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by operating activities for the nine months ended September 30, 2002 resulted primarily from reductions in accounts receivable and inventory, and receipt of tax refunds of approximately $4,471.

On July 9, 2002, the Company replaced its former Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement include the waiver of all existing defaults under the Company's former Credit Facility and the withdrawal by the banks of a notice of default that has been issued to the Company on April 9, 2002, and an increase in the original interest rate of the term note by .25% per annum. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. These security interests continue under the Amended Credit Agreement. The Amended Credit Agreement contains various negative and positive covenants, such as minimum tangible net worth requirements, and expires on May 31, 2003. A portion of the outstanding borrowing under the Amended Credit Agreement is guaranteed by C. Harry Knowles and Janet Knowles. Additionally, the Company could be required to make additional prepayments under the Amended Credit Agreement if there are excess cash flows, as defined in the Amended Credit Agreement.

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

As the Amended Credit Agreement matures on May 31, 2003, all outstanding bank borrowings are classified as current liabilities. Management plans to refinance this Amended Credit Agreement prior to March 31, 2002 and replace it with longer term debt under terms more favorable to the Company. Management also plans to replace the allowable overadvance by January 1, 2003, with local financing agreements in Europe.

In April 2002, in order to reduce debt and increase future profitability, the Company implemented a workforce reduction and identified additional cost reductions representing estimated annualized savings of approximately $3,000 in overhead and operating expenses, and additional reductions in direct costs. The Company implemented further workforce reductions in August and September 2002.

Also in connection with the acquisition of AOA, the Company entered into a Subordinated Promissory Note ("Subordinated Debt") of $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $0 in 2002 and $9,000 in 2003 and $1,000 in 2004 and 2005. The
interest rate is fixed at 10%. Under the terms of the Amended Credit Agreement, the Company is prohibited from making principal payments on the subordinated debt if such payment would result in a breach of any financial covenants contained in the Amended Credit Agreement.

Property, plant & equipment expenditures were $1,536 and $1,555 for the nine months ended September 30, 2002 and 2001, respectively. The Company's current plans for future capital expenditures include: (i) investment in the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; (iii) additional Company facilities; and (iv) enhancements to existing information systems, and additional information systems.

The Company's liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in euros. However, no material derivative instruments were outstanding at September 30, 2002. Additionally, the Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar.

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


Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----


Long-Term Debt                20,204   11,886     7,318   1,000            -
Capital Lease Obligations        105      105         -       -            -
Operating Leases*             14,278    2,369     5,496   4,975        1,438
Option to purchase minority
  interest in joint venture    4,570    4,570         -       -            -
                           ---------  -------  -------- -------    ---------
Total Contractual Cash
  Obligations              $  39,157  $18,930  $ 12,814  $5,975     $  1,438
                           =========  =======  ========  ======     ========

*Based on information as of December 31, 2001.


                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Revolving Credit Facility      $  8,139    $    -   $   -   $  -    $   -
                               ========    ======   ======  =====   =====


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

Item 4- Controls and Procedures

As of November 13, 2002, the principal executive officer, chief operating officer and principal financial officer evaluated the Company's controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company is made known to these officers by other employees of the Company, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.



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


A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On July 12, 2002, the Auto ID Companies filed three summary judgment motions, one each directed to prosecution laches, non-infringement and invalidity with regard to certain claims of the patents in suit. In response to these summary judgment motions the Lemelson Partnership filed a motion to strike the motions related to non-infringement and invalidity as being "untimely" and requested that the District Court (the "Court") reserve all three motions for trial. Alternatively, the Lemelson Partnership asked the Court for a sixty-day extension to take discovery on the prosecution laches issues and serve its opposition papers to all three motions. These motions have been denied.

On October 7, 2002, the U.S. Supreme Court denied the Lemelson Partnership's Petition for Certiorari regarding the decision by the Court of Appeals for the Federal Circuit earlier this year upholding the prosecution laches defenses raised by the Auto ID Companies in their complaint.

On September 25, 2002, the Court issued a trial order allocating thirty-four
(34) days for the trial on this matter commencing November 18, 2002 and concluding on January 24, 2003.

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

On October 4, 2002, the parties had a conference with the judge during which a schedule was set for the filing of the parties' cross motions for summary judgment. These motions are now pending before the court.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on September 19, 2002. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

         (1) The vote of the common shareholders for the election of Janet H. Knowles, Thomas E. Mills IV and Hsu Jau Nan as directors to serve a three-year term ending in 2005 were as follows:

 Number of Votes For      Number of Votes Withheld      Name

     5,201,727                    46,067               Janet H. Knowles
     5,187,114                    60,680               Thomas E. Mills IV
     5,188,528                    59,267               Hsu Jau Nan

         (2) The vote of the common shareholders for the appointment of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 2002 was as follows:

        5,239,354  For            8,320  Against           120  Abstain

The directors of the Company whose terms continue after the Annual Meeting of Shareholders referenced above are Richard C. Close, C. Harry Knowles, John H. Mathias, Stanton L. Meltzer, and William Rulon-Miller.

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

                 None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                          METROLOGIC INSTRUMENTS, INC.



Date: November 14, 2002                   By:/s/ C. Harry Knowles
      ----------------                    -----------------------
                                          C. Harry Knowles
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)



Date: November 14, 2002                   By:/s/Thomas E. Mills IV
      ----------------                    --------------------------
                                          Thomas E. Mills IV
                                          President and Chief Operating Officer




Date: November 14, 2002                   By:/s/Kevin J. Bratton
      ----------------                    --------------------------
                                          Kevin J. Bratton
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 CERTIFICATIONS


I, C. Harry Knowles, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Metrologic Instruments, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     /s/C. Harry Knowles
                                           ----------------------------------
                                           C. Harry Knowles
                                           Chief Executive Officer

CERTIFICATIONS


I, Thomas E. Mills IV, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Metrologic Instruments, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:November 14, 2002                    /s/Thomas E. Mills IV
                                          ----------------------------------
                                          Thomas E. Mills IV
                                          President and Chief Operating Officer

CERTIFICATIONS


I, Kevin J. Bratton, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Metrologic Instruments, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:November 14, 2002                     /s/Kevin J. Bratton
                                           ----------------------------------
                                           Kevin J. Bratton
                                           Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                                                           Page No.

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

   99.1        Certification pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002 executed by the Chief Executive Officer of
               the Company attached hereto as Exhibit 99.1.               26

   99.2        Certification pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002 executed by the President and Chief Operating
               Officer of the Company attached hereto as Exhibit 99.2     27

   99.3        Certification pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002 executed by the Chief Financial Officer of
               the Company attached hereto as Exhibit 99.3                28

EXHIBIT 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/C. Harry Knowles
------------------------------------

C. Harry Knowles
Chief Executive Officer
November 14, 2002

EXHIBIT 99.2



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas E. Mills IV, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Thomas E. Mills IV
------------------------------------

Thomas E. Mills IV
President and Chief Operating Officer
November 14, 2002

EXHIBIT 99.3



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------

Kevin J. Bratton
Chief Financial Officer
November 14, 2002