Form 10-K
period 2002-12-31
METROLOGIC INSTRUMENTS INC
filed 2003-03-26
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

                                 Annual Report
                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2002      Commission file number 0-24712


                          METROLOGIC INSTRUMENTS, INC.

                            A New Jersey Corporation
                 I.R.S. Employer Identification No. 22-1866172
                                 90 Coles Road
                          Blackwood, New Jersey 08012
                                  856-228-8100


                   Common stock traded on Nasdaq Stock Market Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $.01 Per Share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [ ] No [ X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $13,630,000 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 14, 2003 there were 5,472,555 shares of Common Stock outstanding.

                                     PART I
Item 1.  Business

Company Profile
Metrologic Instruments, Inc. ("Metrologic" or the "Company") designs, markets, and manufactures sophisticated imaging systems using laser, holographic and vision-based technologies; high-speed automated data capture solutions, and bar code scanners. The Company was incorporated in New Jersey in May 1969 as a successor to a sole proprietorship, which began operations in 1968. Throughout Metrologic's 34-year history the Company has been providing innovative, high performance products incorporating leading-edge technology. For years the majority of Metrologic's products were designed to perform the core functions of scanning and decoding one-dimensional (linear) bar codes. In recent years, however, Metrologic's capabilities have expanded to address more complex, technically advanced functions including vision-based technologies, two-dimensional bar code reading, optical character recognition-compatible image lift, parcel dimensioning and singulation detection devices and systems.

Metrologic's acquisition of Adaptive Optics Associates, Inc. ("AOA") in January 2001 broadened its product offering and opened new market opportunities. AOA's expertise in advanced optics brings highly sophisticated products and systems such as laser beam delivery, conditioning, and controls for semiconductor and fiber optic manufacturing equipment, wavefront sensors, and adaptive optics systems to military, government, and scientific agencies. AOA also contributes capabilities and expertise in vision-based systems, image processing, systems integration, and high-end refractive optical disciplines.

The Company pioneered the development of helium-neon lasers, optics, and electronic instruments for education purposes. Today, Metrologic continues to produce and market lasers, kits, and accessories for the educational market.

As a vertically integrated company, Metrologic designs and manufactures its own optics, optical coatings, magnetic and inductive electronic components and fabricated parts. In 2002, the Company produced in excess of 500,000 finished products.

Metrologic employs approximately 852 people worldwide and sells its products and services in more than 100 countries through sales, service, and distribution offices located in North America, South America, Europe, and Asia.

Corporate Headquarters
Since 1990, Metrologic's corporate headquarters have been located at 90 Coles Road, Blackwood, New Jersey 08012, and its phone number is 856-228-8100. The corporate internet address is: www.metrologic.com.

The Company's Products
Metrologic generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world.

Metrologic's products can be classified into the following four categories:

Retail/Point of Sale ("POS") Bar Code Scanners
o    Handheld scanners
o    Fixed projection/hands free scanners
o    Portable Data Collection Terminals ("PDT"'s)

Original Equipment Manufacturer ("OEM") Scan Engines
o    Linear scanning engines
o    Omnidirectional scanning engines

Industrial Products and Scanning Systems
o    Laser-based scanners
o    Vision-based image acquisition systems
o    Parcel dimensioning, sortation, and tracking
o    Multi-sided tunnel scanning systems

Advanced Optical Systems
o    Laser beam delivery and conditioning systems
o    Wavefront sensors
o    Optical metrology systems

Retail/Point of Sale Bar Code Scanners
Handheld scanners
The Company produces a broad line of laser-based bar code scanners that are predominantly used as handheld devices by their operators. Metrologic's line of handheld products provide customers a range of "entry-level" models through feature-rich higher-end models. The entry-level models offer exceptional performance and value with features suited for basic and low-volume scanning applications while the higher-end models offer the features, functionality, and versatility for demanding scanning applications.

Metrologic's most popular handheld scanners are the MS9500 Voyager(R) Series of single-line handheld laser bar code scanners. This line offers a variety of mid-level to high-end scanner options. These scanners are equipped with patented automatic trigger technology with an optional data transmission feature called CodeGate(R) providing more advanced capability. The combined technologies allow the Company to compete head-to-head in applications previously dominated by manually triggered scanners. These applications include retail point-of-sale, menu-scanning, document processing, library, pharmaceutical, work-in-process, coupon processing, and inventory. The Voyager Series currently includes the following models:
     o    MS9520 Voyager: single-line scanner with automatic trigger
     o MS9540 VoyagerCG(R): single-line scanner with automatic trigger and CodeGate data transmission
     o MS9535 VoyagerBT(TM)(introduced in January 2003): wireless version of Voyager using industry-standard Bluetooth(R) wireless communication
     o MS9524 VoyagerPDF(TM) (introduced in January 2003): Voyager model with the added capability of reading PDF417 two-dimensional
          ("2D") bar codes.
     o MS9544 VoyagerPDF(TM) (introduced in January 2003): VoyagerCG model with the added capability of reading PDF417 2D bar codes.

Other Metrologic handheld scanners include:
     o MS6720: omnidirectional scanner with fully adjustable stand for the option of automatic hands-free scanning.
     o MS5145 Eclipse(TM): mid-level single-line scanner with CodeGate data transmission technology
     o MS6220 Pulsar(R): entry-level single-line scanner designed to compete with low-cost Charged Coupled Devices ("CCD"'s)

Sales of handheld scanners accounted for 38.5%, 36.0% and 44.4% of total revenue in 2002, 2001 and 2000, respectively.

Fixed projection/Hands free scanners
Metrologic's line of laser-based bar code scanners referred to as fixed projection, or "hands free", include scanners that allow operators to present a bar code to the scanner in any orientation. The scanner typically rests upon a counter top or surface or is mounted within a counter top. A variety of scanners are included in this product grouping, each offering a different set of features that allow customers to select the model that best fits the specific need of their application. Markets characteristically utilizing hands free scanners include supermarkets, warehouse clubs, grocery stores, convenience stores, mass merchandisers, home centers, department stores, pharmacies, liquor stores, health clubs, and specialty retailers.

The top selling product among the Company's hands free scanners is the MS7120 Orbit(R). The Orbit, as well as Metrologic's other hands free scanners, generates multiple, intersecting scan lines known as an omnidirectional scan pattern. Omnidirectional technology speeds scanning by eliminating or reducing an operator's need to twist and turn bar codes within the scanner's scan range. The Orbit features a compact size, rugged housing, and a scanning head that can be tilted vertically for added scanning flexibility.

Other Metrologic omnidirectional hands free scanners include:
     o MS2020 Stratos(TM) (introduced in January 2003): high-performance, high-volume, bi-optic (two scanning planes), 6-sided, in-counter scanner/scale
     o MS6520 Cubit(R): mountable to wall or counter top, rugged protective housing, small size
     o MS7220 ArgusScan(R): large high speed scan area, available with four stand configurations
     o MS7320 InVista(TM): large, dynamic and aggressive scan volume, mountable with or without a stand
     o MS7600 Series Horizon(TM): in-counter scanner available with either a stainless steel or plastic top plate

Sales of fixed projection/hands free scanners accounted for 15.2%, 17.6% and 20.9% of total revenue in 2002, 2001 and 2000, respectively.

Portable Data Collection Terminals ("PDT"'s)
PDT's are battery-powered handheld devices commonly incorporating a display screen, an application software program, and one or more data input devices such as a keypad, bar code scanning module, or touch pad. There are two primary PDT classes: batch and radio frequency ("RF"). Batch models require downloading of stored data while RF models transmit data in real time to a host device. PDT's provide mobile data management for a variety of markets and a multitude of applications including shelf price checks and audits, inventory/stock control, shipping and receiving, document monitoring, as well as laboratory and patient data management.

Metrologic markets and sells two PDT's both of which are batch devices:
     o Navigator(TM) (introduced in January 2003): ultramodern design, single handed operation incorporating a laser bar code scanning module, unique high resolution LCD display screen located on the bottom of the unit, 2MB of RAM, and easy to use application generator software program.
     o ScanPal(R) 2: small size, CCD or laser-based bar code scanning engine, LCD display screen on the top of the unit, 1MB of RAM, and comprehensive application generator software program

Original Equipment Manufacturer (OEM Scan Engines)
Metrologic produces laser-based scanning modules or "engines". These high performance engines are considered components and are designed for integration into a variety of OEM equipment. Some representative applications requiring scan engines include lottery machines, customer price lookup/price checker systems, pick and place devices, robotic arms, medical instruments, PDT's, reverse vending machines and time/attendance equipment. Metrologic offers several standard and custom scan engine models that vary in physical size, scan pattern, decoding capabilities, and scan speed.
     o IS4610 microQuest(TM) (introduced in January 2003): non-decoded linear model, Metologic's smallest engine is built into a durable die cast chassis and offers scan speeds capable of reading linear and stacked 2D bar code symbologies.
     o IS6520 Cubit(R): omnidirectional, high-speed automatic scanning system, scans and decodes linear bar codes, small, easy-to-mount housing
     o IS4100 ScanQuest(R) Series: linear engine available in decoded and non-decoded models, scans and decodes linear bar codes, enclosed in a small metal housing that protects the optical and electronic components.

Industrial Products and Scanning Systems
Metrologic brands and markets its line of laser and CCD camera Industrial Products and Scanning Systems under the AOA name. Laser and camera technologies are the two distinctive properties used in the AOA industrial products. CCD camera based or vision technology is rapidly becoming the predominant system sought by companies in many industries including pharmaceutical and parcel and postal handling industries. Camera based systems offer more functionality and features versus lasers including increased bar code read rates, capable of decoding 1D and 2D bar codes, image capture and optical character recognition ("OCR") capability.

Laser-based scanners
     o HoloTrak(R) Series: Two classes: IS8000 Series and the C Series Penta(R), and several models of these scanners are available offering customers a variety of features that best fit their specific applications. Each model produces a different sized scan area and scan pattern. Standard in all models is an omnidirectional scan pattern and proprietary holographic technology. The C Series Penta scanners offer more features and functionality.
          o IS8000 Series HoloTrak: used in markets including manufacturing, distribution centers, and postal and parcel handling. Typical uses include walk-under scanning, shipping/receiving, order processing and fulfillment, and slow to moderate speed conveyor applications.
          o C Series Penta HoloTrak: used by the same markets as the IS8000 Series but include added functionality such as higher-speed, high-volume, wider conveyor applications, in addition to fully automated scanning tunnels that offer optional weighing, dimensioning and parcel tracking capabilities.
     o TECH Series: available with either a raster or omnidirectional scan pattern and use conventional laser based optics. TECH Series scanners are generally used in slow speed conveyor belt or other industrial applications requiring automated scanning capability. There are three models, each offering a different depth-of-field. Certain models are sold as OEM products.

CCD camera based image acquisition systems
The iQ(R) Series are high-speed, high-resolution linear CCD camera based imaging systems. The iQ Series currently includes three models each incorporating similar base functionality and a unique built in laser light illumination source.
     o iQ180: this all-in-one information acquisition system performs multiple functions including scanning and decoding of 1D and 2D bar code reading over a large depth of field, OCR-compatible image lift, parcel dimensioning, and speed detection in a single, self-contained unit. Applications include high speed conveyor scanning commonly found in distribution centers, airport baggage handling systems, parcel and postal handling, and third party fulfillment centers.
     o iQ170 (introduced in February 2003): a configurable fixed focus camera system designed to read high density 1D and 2D bar codes at extremely high speeds, close range scanning, cost effective, flexible solution for a variety of industries including pharmaceutical, automotive, and consumer products.
     o iQ160 (introduced in February 2003): fixed focus or dynamic focus option, mid-to-long range depth of field, high speed imaging over a wide field of view, perfect for small parcel scanning and sortation applications.

Parcel dimensioning, sortation, and tracking
     o QTrace(R): an overhead mounted parcel dimensioning and singulation detection system that measures length, width, height, and volume of parcels. In addition to providing the iQ180 camera based imaging system with parcel measurement data, QTrace also provides conveyor belt speed data. The combination of parcel dimensioning and scanning are typically integrated into an overall conveyor/distribution system often requiring the tracking and automated sortation of parcels. Our system offers a host of benefits including low operating costs, compact size, high performance, and reliability.

Multi-sided tunnel scanning system
Multiple scanners are configured in a manner that images and provides reading of bar codes on two or more sides of a parcel. These systems are highly customizable and are found in applications such as distribution/warehousing conveyor scanning systems, parcel and postal handling, and airport baggage handling. In addition to the scanning and parcel dimensioning, the Company offers software, and technical expertise to accomplish this task. Further services offered include customer site surveys, engineering consulting, installation, frame fabrication, and service.

Advanced Optical Systems
Laser beam delivery and conditioning systems
     o Laser beam delivery: systems dedicated to the high quality transport and conditioning of light from its laser source to its ultimate destination for example, as a lithography tool. These beam delivery systems are custom designed according to a variety of specifications including wavelength.

Wave front sensors
     o Wavescope(R): wave front sensing product line used to measure optical aberrations and has applications in atmospheric adaptive optics, retinal imaging, and laser communications. There are various versions depending on the application.

Optical metrology systems
     o Monolithic Lenslet Modules ("MLM"): arrays of micro lenses, with applications in atmospheric adaptive optics, retinal imaging, and laser communications. Various MLMs are offered including standard models as well as custom designed versions.
     o Opto-mechanical and electro-optical design and production services: for specialized systems that have both government and commercial applications and include tactical missile defense, fiber communications, metrology, atmospheric adaptive optics, retinal imaging, and laser communications.

Sales of advanced optical systems accounted for 14.0% and 21.3% of the Company's total revenue in 2002 and 2001, respectively.

Markets
The Company's automatic identification products and services as described above serve customers in retail, commercial, manufacturing, transportation and logistics, postal and parcel delivery industries, government and scientific agencies.

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

Engineering efforts for the year 2002 were focused on:
Product introduction and production ramp-up of the following bar code scanners and automatic identification products:
     o    MS7620 Horizon(R) in-counter omnidirectional POS bar code scanner
     o    MS7320 InVista(R) on-counter omnidirectional POS bar code scanner
     o    MS9500 Voyager(R) handheld scanner cost-reduction redesign
     o    iQ180(R) 3D image acquisition system

Development of the following bar code scanners and automatic identification products:
     o MS2020 Stratos(TM) 6-sided in-counter dual-plane scanner and scanner/scale series
     o MS9544 VoyagerPDF(TM) handheld scanner for reading PDF417 two-dimensional symbols.
     o MS9535 VoyagerBT(TM) wireless handheld scanner using Bluetooth(TM) wireless communication
     o    IS4610 mircroQuest(TM) miniature scanning engine
     o    SP2550 Navigator(TM) portable batch data collector
     o iQ170(TM) short-range dynamic and fixed-focus high-speed image acquisition system and bar code reader
     o iQ160(TM) medium-range dynamic and fixed-focus high-speed image acquisition system and bar code reader

Development of the following core technologies associated with bar code scanning and automatic identification:
     o    Bluetooth wireless communication interface standard
     o Portable computing platform and associated application generation software
     o    PDF417 two-dimensional bar code decoding algorithms
     o    USB interface advances
     o    Miniaturization of electro-mechanical and optical scanning mechanisms

Development of the following advanced optical systems:
     o    New software release for Wavescope adding additional user capability.
     o    Material research for Micro Lenslet Modules

During 2002, 2001, and 2000, the Company incurred expenses of approximately $6.9 million, $6.5 million, and $5.0 million, respectively, on costs associated with research and development.

Sales and Marketing
The Company sells and markets its products and services on a global basis through a network of distributors, value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), and direct sales force. The Company has offices in 10 countries and sells its products in more than 100 countries.

Corporate Headquarters:
Metrologic Instruments, Inc
Located: Blackwood, NJ USA
North American Headquarters
Market: North America, Australia

Principal Subsidiaries:
Adaptive Optics Associates (AOA)      Metrologic Eria Iberica, SL
A wholly owned subsidiary             51% owned
Located: Cambridge, MA USA            Located: Madrid, Spain
Market: worldwide                     Market: Spain

Metro (Suzhou) Technologies Co., Ltd. Metrologic Instruments GmbH
A wholly owned subsidiary             A wholly owned subsidiary
Located: Suzhou, China                Located: near Munich, Germany
Market: China                         European, Middle East, and African (EMEA)
                                        Headquarters
                                      Market: Europe, Middle East, and Africa

Metrologic Japan Co., Ltd.            Metrologic Italia S.r.l.
A wholly owned subsidiary             A wholly owned subsidiary
Located: Tokyo, Japan                 Located: Ozzano dell'Emilia, Italy
Market: Japan                         Market: Italy

Metrologic Asia (Pte) Ltd.            Metrologic Eria France SA
A wholly owned subsidiary             51% owned
Located: Singapore                    Located: Paris, France
Market: Asia (excluding China         Market: France
              and Japan)

Metrologic do Brasil Ltda*            Metrologic Instruments UK Limited
A wholly owned subsidiary             A wholly owned subsidiary
Located: Sao Paulo, Brazil            Located: Basingstoke, England
Market: Brazil                        Market: United Kingdom

*A third party previously held a minority interest in Metrologic do Brasil Ltda. Metrologic purchased this 49% minority interest ownership in February 2003.

The Company has an option to purchase the remaining 49% minority interest in Metrologic Eria Iberica. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum. In February 2002, the minority shareholders provided notice of their intent to sell their 49% interest and the estimated purchase price is approximately 5.3 million euros or $5.5 million at December 31, 2002. The Company expects to purchase the shares from the minority shareholder in 2003 and believes payments will be made over a three-year period.

The Company has an option to purchase the remaining 49% minority interest in Metrologic Eria France. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum.

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

The following table sets forth certain information as to the Company's sales by geographical location: (amounts in thousands)

                                            Year Ended December 31,
                                       --------------------------------
                                    2002              2001              2000
                                    ----              ----              ----
    North America                 $56,379          $ 50,764           $36,716
    Europe                         43,321            46,990            36,436
    Rest of World                  17,416            15,934            18,732
                                 --------          --------           -------
      Total                      $117,116          $113,688           $91,884
                                 ========          ========           =======

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of the Company's products are manufactured in the Company's U.S. facility and, therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Manufacture of the Company's POS products in its Suzhou, China facility accounted for approximately 38% of POS unit sales in 2002. This percentage is expected to increase in 2003, which will partially mitigate the negative impact on the Company's profits from foreign exchange rate fluctuation and will result in reduced labor costs for the Company's POS scanners. In 2001 and 2000, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies. In 2002, the strengthening of the euro against the U.S. dollar favorably impacted sales and gross profit, most significantly in the fourth quarter.

Backlog

As of December 31, 2002, the Company had approximately $17.9 million in backlog orders. All except $4.2 million of such backlog orders are anticipated to be filled prior to December 31, 2003. As of December 31, 2001, the Company had approximately $9.1 million in backlog orders, of which substantially all were filled during the 2002 fiscal year.

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

Patent, Copyright and Trademark Matters
The Company files domestic and foreign patent applications to protect its technological position and new product development. The Company currently has 173 issued U.S. patents, which expire between 2003 and 2017, and 35 foreign patents, which expire between 2005 and 2015. In addition, the Company has filed additional patent applications with the U.S. Patent and Trademark Office and foreign patent offices with respect to products and improvements developed by the Company. The Company owns U.S. trademark registrations covering Metrologic(R), ArgusScan(R), Bits 'n' Pieces(R), Codegate(R), Codesense(R), Concert(R), Cubit(R), HandSet(R), HoloTrak(R), HoloSet(R), HoloTunnel(R), Horizon(R), InVista(R), iQ(R), Mini-Slot(R), MetrOPOS(R), MetroSelect(R), MetroSet(R), Liberty(R), Orbit(R), Penta(R), Pulsar(R), QTrace(R), QTrak(R), QTroller(R), ScanGlove(R), ScanKey(R), ScanPal(R), ScanQuest(R), ScanSet(R), Tech 7(R), Tech 8(R), Tech 10(R), VarSide(R), Voyager(R) and VoyagerCG(R). The Company also has several registered trademarks in foreign countries. The Company has filed additional trademark and service mark applications including Backpack(TM), iQTroller(TM), Microquest(TM), Navigator(TM), Stratos(TM), and for other marks it is using both in the United States and abroad. The Company intends to continue to file applications for U.S. and foreign patents and trademarks. Although management believes that its patents provide some competitive advantage and market protection, the Company relies primarily upon its proprietary know-how, innovative skills, technical competence and marketing abilities for its success.

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

On November 1, 1999, the Company and Symbol signed a third amendment to the Symbol Agreement. Under the terms of the amendment, the Company obtained royalty-bearing licenses for certain of its new products under Symbol's laser scanning patents, and Symbol obtained royalty-bearing licenses for its products under certain of the Company's patents. Under the terms of the amendment, both parties will make recurring periodic royalty payments to each other.

In connection with the settlement of a December 1993 patent lawsuit with Symbol, the Company agreed to make payments to Symbol through December 2004. As a result of the patent lawsuit, the Company redesigned its handheld scanners to convert them from a triggered version to a triggerless version. In connection with the Symbol Agreement, Symbol and the Company amended the December 1993 settlement to reduce the maximum aggregate amount payable thereunder by the Company from $7.5 million to approximately $5.1 million. The final payment in connection with the settlement was made in August 1999. For additional information concerning the settlement, see Note 11 of the Notes to Consolidated Financial Statements.

The parties are currently involved in litigation to determine if there has been a breach of the Symbol Agreement. For additional information on this litigation, see Item 3. Legal Proceedings, below.

Manufacturing and Suppliers
The Company manufactures its products at its Blackwood, New Jersey and Suzhou, China facilities. The manufacturing facilities are vertically integrated enabling the Company to quickly adapt and enhance its products and services to meet specific customer requirements. This capability reduces the length of its new product development cycle, speeds the integration of new products into manufacturing, and reduces the overall value stream time. Product quality assurance is achieved by sound product designs, by extensive final and in-process testing, and by an experienced workforce.

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

Employees
As of December 31, 2002, the Company had approximately 852 full-time employees worldwide. None of the Company's employees are represented by a labor union. Management believes that its relationships with its employees are good.

Website Access to Reports
The Company's website address is www.metrologic.com. The Company's annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investor Relations page of the Company's website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission. Information contained on the Company's website is not a part of this report.

The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The Internet address of the SEC's website is www.sec.gov.

Item 2.  Properties (dollars in thousands)

Since 1990, the Company's executive offices and manufacturing facilities have been located in Blackwood, New Jersey and leased by the Company from C. Harry Knowles, Chairman of the Board and Chief Executive Officer of the Company, and Janet H. Knowles, Vice President, Administration, Secretary, Treasurer and a director of the Company. Under a lease agreement entered into on April 1, 1994, the Company leased the building for a term of five years and renewed the lease in 1999 for an additional five-year term. The building has approximately 116,000 square feet and is being leased from Mr. and Mrs. Knowles pursuant to the terms of the April 1, 1994 lease. The lease for the real estate was replaced in January 2003 with a new lease which expires in December 2012. Future minimum lease payments required under the lease are approximately $811 in 2003, $826 in 2004, $842 in 2005, $859 in 2006, $876 in 2007 and $4,733
thereafter, excluding taxes and insurance. Under the terms of the Amended Credit Agreement (see "Liquidity and Capital Resources" below) with its banks, no rental payments were paid to Mr. and Mrs. Knowles during the term of the Amended Credit Agreement. As of December 31, 2002, the unpaid, accrued portion of lease payments due to Mr. and Mrs. Knowles was $340.

The Company's subsidiaries each lease office space from third parties. Future minimum lease payments required under lease agreements as of December 31, 2002 are $2,457 in 2003, $2,286 in 2004, $1,942 in 2005, $1,462 in 2006, $1,421 in
2007 and $3,974 thereafter.

Item 3.  Legal Proceedings

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

The Company is currently involved in matters of litigation arising in the normal course of business as well as the matters described below. Management is of the opinion that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Further, management is of the opinion that there are no legal claims against the Company which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On July 21, 1999, the Company and six other leading members (Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., PSC Inc., Psion Teklogix Corporation, Symbol Technologies, Inc., and Zebra Technologies Corporation) of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the District Court in Las Vegas, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed.

Symbol Technologies, Inc. has agreed to bear approximately one-half of the legal and related expenses associated with the litigation, with the remaining portion being borne by the Company and the other Auto ID companies. Although no claim had been asserted by the Lemelson Partnership directly against the Company or, to our knowledge, any other Auto ID company, the Lemelson Partnership has contacted many of the Auto ID companies' customers demanding a one-time license fee for certain so-called "bar code" patents transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The Company and the other Auto ID companies have received many requests from their customers asking that they undertake the defense of these claims using their knowledge of the technology at issue. Certain of these customers have requested indemnification against the Lemelson Partnership's claims from the Company and the other Auto ID companies, individually and/or collectively with other equipment suppliers. The Company, and to the Company's knowledge, the other Auto ID companies, believe that generally they have no obligation to indemnify their customers against these claims and that the patents being asserted by the Lemelson Partnership against Auto ID companies customers with respect to bar code equipment are invalid, unenforceable and not infringed. However, the Company and the other Auto ID companies believe that the Lemelson claims do concern the Auto ID industry at large and that it is appropriate for them to act jointly to protect their customers against what they believe to be baseless claims being asserted by the Lemelson Partnership.

In response to the suit, the Lemelson Partnership filed its motion to dismiss, transfer and/or stay the Declaratory Judgment Action. On March 21, 2000, the Court denied the Lemelson Partnership's motion, but struck one count in the lawsuit (the prosecution laches count). On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the prosecution laches count. The motion was granted by the Court on July 14, 2000. On January 24, 2002, the CAFC reversed the decision by the lower court and confirmed the continued existence of the prosecution laches defense. In response, the Lemelson Partnership filed a Petition for Rehearing En Banc with the CAFC. The Petition was denied by the CAFC on March 20, 2002. In June 2002, the Lemelson Partnership filed an appeal with the United States Supreme Court requesting a reversal of the CAFC's decision. On October 7, 2002, the U.S. Supreme Court denied the Lemelson Partnership's Petition for Certiorari with respect to the CAFC's decision upholding the prosecution laches defense. In accordance with the CAFC's decision, the issue of prosecution laches was remanded to the District Court in Nevada for consideration during trial.

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial was commenced on that date and continued through January 17, 2003. At the conclusion of the trial, the judge set a schedule for the submission of post-trial briefs requiring all papers to be filed by May 16, 2003. It is expected that the judge will issue a final ruling within several months thereafter, but no specific date for a ruling has been set.

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

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached.

In June 2002, both sides filed their motions for summary judgment and their Markman briefs with the Court. On August 6-7, 2002 a Markman hearing was held by the Court during which the parties argued their claim interpretations of the patents in suit. The Court has not yet issued its decision on the Markman hearing.

On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay while the bankruptcy is pending.

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement, the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001 that had been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company made this payment within the cure period. However, despite Symbol's receipt and acceptance of the payment, on May 28, 2002, the Company received a notice that Symbol was terminating the Agreement for material breach due to non-payment of royalties.

As the Company made its royalty payments within the cure periods, the Company believes any assertion of a material breach is incorrect. The Company also received a notification from Symbol that Symbol was electing additional licenses under the Agreement. To date, Symbol has made no payments of royalties to the Company under the additional licenses.

On May 30, 2002, the Company was served with an amended Complaint in this action. The amended Complaint restates the earlier claims for declaratory judgement that the Company is in breach of the Agreement and that Symbol is not in breach. The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. The amended Complaint also includes new claims of patent infringement from the date of the alleged breach against the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Amended Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend its rights.

In response to the amended Complaint, the Company has filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. On October 4, 2002, the parties had a conference with the judge during which a schedule was set for the filing of the parties' cross motions for summary judgment. These motions are now pending before the court.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company as of December 31, 2002 are as follows:

Name                Age  Position

C. Harry Knowles*   74   Chairman of the Board and Chief Executive Officer
Janet H. Knowles*   61   Director, Vice President, Administration,  Secretary
                         and Treasurer
Thomas E. Mills IV  43   Director, President and Chief Operating Officer
Kevin J. Bratton    54   Chief Financial Officer
Dale M. Fischer     62   Vice President, International Sales
Benny A. Noens      55   Vice President, EMEA, and Managing Director,
                         Metrologic Instruments GmbH
John L. Patton      57   Director, Human Resources
Joseph Sawitsky     40   Vice President, Manufacturing
Mark C. Schmidt     32   Vice President, Marketing
Nancy A. Smith      36   Vice President, General Counsel
Jeffrey Yorsz       45   Vice President, Industrial Systems
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

Thomas E. Mills IV became President of the Company on February 9, 2000, a director of the Company effective March 25, 1999, and has served as the Company's Executive Vice President and Chief Operating Officer since April 1999, as the Company's Vice President, Finance from June 1995 until July 1, 2002 and as Chief Financial Officer from May 1994 until July 1, 2002. Mr. Mills was employed by Ferranti International, Inc. from 1986 to April 1994 in various positions, most recently as Senior Vice President, U.S. Operations.

Kevin J. Bratton began serving as the Company's Chief Financial Officer on July 1, 2002. Mr. Bratton was employed as the Chief Financial Officer of The JPM Company, a company that manufactured wire and cable assemblies at various locations throughout the world, from June 2000 through June 2002. The JPM Company filed a Chapter 11 petition in the United States Bankruptcy Court for the District of Delaware on March 1, 2002. From July 1999 to May 2000, Mr. Bratton was the Director of External Reporting at The JPM Company. Prior to joining JPM, Mr. Bratton was a Vice President and Treasurer of IGI, Inc., a manufacturer of poultry biologics and veterinary pharmaceuticals.

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

Mark C. Schmidt has served as the Company's Vice President, Marketing since November 1999. He has been employed by Metrologic since 1992. During his tenure, Mr. Schmidt has progressed from Optical Engineer to the position of POS Product Manager in 1995, and Marketing Manager in 1997. Mr. Schmidt earned a B.S. from Rowan University where he graduated summa cum laude in 1993.

Nancy A. Smith has served as the Company's Vice President, General Counsel since March 2002. Ms. Smith joined the Company in 1996 as its Corporate Counsel and patent attorney. Prior to joining Metrologic, Ms. Smith was employed as a patent attorney for a private law firm in Baltimore, Maryland. Ms. Smith earned her law degree from the University of Baltimore, where she graduated magna cum laude in 1994.

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


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

The common stock of the Company, par value $.01 per share ("Common Stock") is traded on The NASDAQ Stock Market's National Market System under the symbol "MTLG." The following table sets forth, for the indicated periods, the high and low sales prices of the Company's Common Stock as reported by NASDAQ:

                                                       High           Low
                                                     -------         -----

       January to March 2001                   $       11.63  $       7.00
       April to June 2001                      $       10.50  $       7.95
       July to September 2001                  $       10.20  $       5.85
       October to December 2001                $       13.40  $       6.00

       January to March 2002                   $        8.65  $       5.80
       April to June 2002                      $        7.35  $       5.90
       July to September 2002                  $        6.38  $       3.70
       October to December 2002                $        8.80  $       4.71


On March 14, 2003 there were 142 shareholders of record of Common Stock.

The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business. The Company has not paid any cash dividends on its common stock during the past two years and does not intend to do so in the foreseeable future. Any determination to pay dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.


                     EQUITY COMPENSATION PLAN INFORMATION
                           (As of December 31, 2002)


Plan category          Number of       Weighted-average      Number of
                       securities to   exercise price of     securities
                       be issued       outstanding options,  remaining
                       upon exercise   warrants and rights   available for
                       of outstanding                        future issuance
                       options,                              under equity
                       warrants and                          compensation plans
                       rights                                (excluding
                                                             securities
                                                             reflected in
                                                             column (a))
                       (a)             (b)                   (c)
-------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders          1,600,000           $9.04            329,000

Equity compensation
plans not approved
by security holders               -               -                  -

Total                     1,600,000           $9.04            329,000

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)
(certain reclassifications have been made to prior year balances in order to conform to the 2002 presentation)

                                            Year Ended December 31,
                               1998      1999      2000      2001      2002
                               ----      ----      ----      ----      ----
Statement of Operations Data:

Sales                      $  65,641 $  80,103 $  91,884 $ 113,688 $ 117,116
Cost of sales                 39,698    46,710    55,394    83,527    74,385
                           ---------  -------- --------- --------- ---------
Gross profit                  25,943    33,393    36,490    30,161    42,731
Selling, general and
 administrative expenses      15,537    21,331    26,314    32,554    29,581
Research and development
 expenses                      4,157     4,327     4,975     6,563     6,929
Severance costs                    -         -       160         -       602
                           --------- --------- ---------  -------- ---------
Operating income (loss)        6,249     7,735     5,041    (8,956)    5,619

Other income (expense),
 net                             456      (202)     (878)   (3,596)   (2,917)
                           --------- --------- ---------  -------- ---------
Income (loss) before
 provision (benefit)
 for income taxes              6,705     7,533     4,163   (12,552)    2,702
Provision (benefit) for
 income taxes                  2,212     2,636     1,426    (4,775)    1,027
                           --------- --------- --------- ---------  --------
Reported net income
 (loss)                    $   4,493 $   4,897 $   2,737 $  (7,777) $  1,675
Add back: Goodwill
 amortization                     19        24       102       818         -
Adjusted net income
 (loss)                    $   4,512 $   4,921 $   2,839 $  (6,959) $  1,675
                           ========= ========= ========= =========  ========
Basic earnings (loss) per
 share
   Weighted average shares
   outstanding used in
   computing basic EPS     5,391,797 5,412,564 5,438,553 5,457,806  5,466,664
                           ========= ========= ========= =========  =========
Basic earnings (loss) per share:
  Reported net income
   (loss)                  $    0.83 $    0.90 $    0.50 $   (1.42) $    0.31
  Goodwill amortization         0.01      0.01      0.02      0.15          -
                           --------- --------- --------- ---------  ---------
  Adjusted net income
   (loss)                  $    0.84 $    0.91 $    0.52 $   (1.27) $    0.31
                           ========= ========= ========= =========  =========

Diluted earnings (loss)
 per share
   Weighted average shares
   outstanding used in
   computing diluted EPS   5,512,758 5,460,194 5,557,992 5,457,806  5,490,407
                           ========= ========= ========= =========  =========
Diluted earnings (loss) per share:
  Reported net income
   (loss)                  $    0.82 $    0.90 $    0.49 $   (1.42) $    0.31
  Goodwill amortization            -         -      0.02      0.15          -
                           --------- --------- --------- ---------  ---------
  Adjusted net income
   (loss)                  $    0.82 $    0.90 $    0.51 $   (1.27) $    0.31
                           ========= ========= ========= =========  =========


                                           Year Ended December 31,
                               1998       1999       2000      2001      2002
                               ----       ----       ----      ----      ----

Balance Sheet Data:
Cash and cash equivalents  $ 10,684  $   6,970  $   2,332  $    557  $  1,202
Working capital            $ 22,272  $  24,844  $  42,472  $ 20,606  $ 12,309
Total assets               $ 46,080  $  56,375  $  81,447  $ 85,773  $ 74,252
Long-term debt             $  2,608  $   3,414  $  25,334  $ 27,465  $ 14,431
Other long-term
 obligations               $  1,452  $   1,773  $   1,994  $  2,728  $  3,480
Total liabilities          $ 16,079  $  21,831  $  45,684  $ 59,512  $ 44,781
Common stock               $     54  $      54  $      54  $     55  $     55
Total shareholders'
 equity                    $ 30,001  $  34,544  $  35,763  $ 26,261  $ 29,471

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in 1D and 2D bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom optical systems which include precision laser beam delivery, high-speed imaging control and data processing, industrial inspection, and scanning and dimensioning systems for the aerospace and defense industry in the United States and Canada. The Company's products are sold in more than 100 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by the Company from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While the Company believes that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; (iv) the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting the Company's results of operations; (vi) the effects of and changes in trade, monetary and fiscal policies, laws; regulations and other activities of government; agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (vii) continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; (viii) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; (ix) the costs and potential outcomes of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses; (x) the Company's ability to successfully defend against challenges to its patents and the ability of the Company to develop products which avoid infringement of third parties' patents; (xi) occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs and to increase productivity; (xii) and the potential impact of terrorism and international hostilities.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, asset impairment, intangible assets and inventory and accounts receivable. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 to the Company's consolidated financial statements, "Accounting Policies", summarizes each significant accounting policy. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. Revenue related to sales of the Company's products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company accrues related product return reserves and warranty expenses at the time of sale. Additionally, the Company records estimated reductions to revenue and charges to sales, general and administrative expenses for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. The Company recognizes revenue and profit as work progresses on long-term contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value, less disposal costs, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company no longer amortizes goodwill, but tests for impairment of goodwill using a discontinued cash flow analysis.

Long-Lived Assets. The Company assesses the impairment of its long-lived assets, other than goodwill, including property, plant and equipment, identifiable intangible assets and software development costs whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant changes in the manner of our use of the acquired asset, changes in historical or projected operating performance and significant negative economic trends.

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

Impact of Recently Issued Accounting Standards. In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement requires all gains and losses from the extinguishment of debt to be included as an item of income from continuing operations. The provisions of this statement will be adopted by the Company on January 1, 2003.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, certain liabilities were recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement will be adopted by the Company for exit or disposal activities initiated after December 31, 2002.

Results of Operations

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of the Company's products are manufactured in the Company's U.S. facility and, therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Manufacture of the Company's POS products in its Suzhou, China facility accounted for approximately 38% of POS unit sales in 2002. This percentage is expected to increase in 2003, which will partially mitigate the negative impact on Company profits of foreign exchange rate fluctuation with reduced labor costs for the Company's POS scanners. In 2001 and 2000, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies. In 2002, the strengthening of the euro against the U.S. dollar favorably impacted sales and gross profit, most significantly in the fourth quarter.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001 (dollars in thousands except per share information)

Sales increased 3.0% to $117,116 in 2002 from $113,688 in 2001. The increase was primarily attributable to higher sales of Metrologic's point-of-sale ("POS") and original equipment manufacturers ("OEM") products. Industrial products revenues in 2002 approximated 2001 revenues for these products. Sales of POS and OEM products in North America increased 25% in 2002 due primarily to increased POS sales to major retail customers. Sales of POS and OEM products in the Far East increased by 55% in 2002 due primarily to increased demand for the Company's POS products in China. These increases, however, were partially offset by decreased sales in Europe due to lower unit demand resulting from the recession in Europe. The Company did benefit from the strengthening of the euro against the U.S. dollar during 2002. Sales of products billed in euros were down 15% from the prior year, while the decrease in dollars was 11%.

International sales accounted for $60,737 (51.9% of total sales) in 2002 and $62,924 (55% of total sales) in 2001. No individual customer accounted for 10% or more of revenues in 2002 or 2001.

Cost of sales decreased 10.9% to $74,385 in 2002 from $83,527 in 2001. As a percentage of sales, cost of sales was 63.5% in 2002 compared with 73.5% in 2001. Cost of sales in 2001 included $10,040 of special charges and other costs that are not expected to recur in subsequent periods as follows: $4,500 of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3,500 of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1,000 of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1,000 of costs associated with the expensing of floor stock inventory that had previously been capitalized by the Company. Cost of sales in 2002 compared to 2001, excluding the $10,040 of special charges and other costs, increased by $898, or 1.2%. As a percentage of sales, costs of sales, excluding the special charges, was 64.6% in 2001 as compared with 63.5% in 2002. The decrease is attributable to increased unit production in the Company's Suzhou facility resulting in reduced labor costs, reduced direct labor costs as a result of the workforce reductions that occurred in March and April 2002, and lower freight costs, partially offset by increased sales of lower margin non-Metrologic manufactured products. The Company also incurred lower royalty costs in 2002 due to a reduction in the number of products covered by the agreement between Symbol Technologies, Inc. and the Company. (See Note 11 to the Consolidated Financial Statements, Commitments and Contingencies).

Selling, general and administrative ("SG&A") expenses decreased $2,973, or 9.1%, to $29,581 in 2002 from $32,554 in 2001. As a percentage of sales, SG&A expenses were 25.3% in 2002 as compared with 28.6% in 2001. The decrease was due primarily to reduced marketing and promotion expenses, lower personnel costs as a result of workforce reductions, and the absence of goodwill amortization expense in 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The reduction in 2002 was partially offset by increased legal expenses in 2002 and $732 of expenses related to the Amended Credit Agreement. (See Liquidity and Capital Resources, below).

Research and development ("R&D") expenses increased 5.6% to $6,929 in 2002 from $6,563 in 2001, and increased as a percentage of sales to 5.9% from 5.8%. The increase in R&D expenses was the result of expanded R&D efforts focused on the development of the Company's iQ180 camera-based acquisition vision system.

Severance costs of $602 in 2002 were due to workforce reductions in March and April and further workforce reductions in August and September 2002.

Net interest expense decreased by 29.6% from $3,890 in 2001 to $2,739 in 2002. The decrease is due to lower outstanding borrowings in 2002. Interest expense in 2002 includes $128 of additional interest expense that resulted from the incremental 200 basis point default interest rate charged by the Company's bank group from April 12, 2002 to July 10, 2002.

Other income/expense reflects net other expenses of $178 in 2002 compared to net other income of $294 in 2001. The increase in other expenses was due in part to foreign currency transaction losses of $132 in 2002 as compared with transaction gains of $432 in 2001.

Net income was $1,675 in 2002 compared with a net loss of $7,777 in 2001. Net income (loss) reflects a 38% effective income tax rate in 2002 and 2001.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000 (dollars in thousands except per share information)

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

Cost of sales increased 50.8% to $83,527 in 2001 from $55,394 in 2000, while costs of sales as a percentage of sales increased to 73.5% from 60.3%. In addition to the increased costs of sales associated with the acquisition of AOA, cost of sales for 2001 included $10,040 of special charges and other costs that are not expected to recur in subsequent years as discussed above. Further, cost of sales as a percentage of sales during the year ended December 31, 2001 was negatively impacted by lower average unit selling prices due substantially to the increase in the value of the U.S. dollar relative to other foreign currencies as compared to the corresponding period in 2000.

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

Liquidity and Capital Resources (amounts in thousands)

The Company's working capital decreased approximately 40.3% to $12,309 as of December 31, 2002 from $20,606 as of December 31, 2001. The Company's operating activities provided net cash of $19,997 in 2002 and $15,357 for 2001 for a total of approximately $35,000 for the 24-month period. The Company's working capital was impacted due to the generation of cash from operations, income tax refunds and reduction of inventory levels and using those funds to pay down the Company's revolving credit facility and term note.

In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility with its primary bank, as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with original maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of December 31, 2001, the balance outstanding was $18,000. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, originally expiring in January 2006. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of December 31, 2001, the balance outstanding was $11,433. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. A portion of the outstanding borrowings under the Credit Facility was guaranteed by C. Harry and Janet Knowles.

On December 31, 2001, the Company was in violation of certain provisions and covenants included in the Credit Facility and on April 9, 2002 the banks issued a notice of default and increased the interest rate by 2% on the outstanding debt in accordance with the agreement.

On July 9, 2002, the Company replaced the Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its lenders. The key terms of the Amended Credit Agreement included the waiver of all existing defaults under the Credit Facility and the withdrawal by the banks of the notice of default that had been previously issued to the Company. The Company granted a security interest in its assets and properties to the Company's primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contained various negative and positive covenants, such as minimum tangible net worth requirements, and a scheduled expiration date of May 31, 2003. Pursuant to the terms of the Amended Credit Agreement, a portion of the outstanding borrowings under the Amended Credit Agreement was guaranteed by C. Harry Knowles and Janet Knowles.

The Amended Credit Agreement also included a revolving credit facility of $14,000. Amounts available for borrowing under this facility were equal to a percentage of the total of eligible accounts receivable and inventories, as defined in the agreement, plus an allowable overadvance of $2,750. The overadvance allowance expired on January 1, 2003. The Amended Credit Agreement required the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. Interest on outstanding borrowings was at the bank's prime rate plus 2.5%, and the agreement provides for a commitment fee of .5% on the unused facility.

Additionally, in connection with the Amended Credit Agreement, certain directors and executive officers made loans to the Company, which amounts were held as cash collateral under the terms of the Amended Credit Agreement. Specifically, C. Harry Knowles and Janet H. Knowles, Dale M. Fischer and Hsu Jau Nan have loaned the Company $400, $125 and $475, respectively. The loans bore interest at a rate of nine percent (9%) per annum and were repaid in full by the Company in February 2003.

On January 31, 2003, the Company executed an Amendment (the "Amendment") to the Amended Credit Agreement. The Amendment, which extends the Amended Credit Agreement until January 31, 2006, provides for a $13,000 revolving credit facility and a $4,500 term loan. Principal payments on the term loan are $94 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment are prime plus .25% on borrowings under the revolving credit facility and prime plus .75% on the term loan. The Company has the option to select LIBOR rate interest plus spreads ranging from 3.00% to 3.50%. The Amendment lowers the commitment fee to .25% on the unused facility. Beginning with the year ending December 31, 2003, the Company could be required to make additional prepayments under the Amendment upon the occurrence of certain events or if there is excess cash flow, both as defined in the Amendment. The Amendment contains various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in the Company's assets and properties granted to the bank pursuant to the Amended Credit Agreement remains in effect under the Amendment. The Amendment requires the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. In connection with the Amendment, the personal guarantees of the Knowles were released.

In addition to the revolving credit facility provided by the Amended Credit Facility, in 2002 the Company entered into recourse factoring or invoice discounting agreements with several local banks in Europe. These agreements provide the Company with availability of up to $5,770, using December 31, 2002 exchange rates at interest rates ranging from 3.45% to 6.75%. At December 31, 2002, $1,331 was outstanding under such agreements and is included in lines of credit.

In connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates are fixed at 10%. In January 2003, the Company and UTOS entered into a Payoff Agreement to accelerate the principal payments on the Subordinated Debt. In accordance with the Payoff Agreement, the Company paid UTOS $5,000 on January 31, 2003 and the Company will earn a $2,200 discount on the Subordinated Debt if it pays an additional $3,800 to UTOS on or before April 1, 2003. Under the terms of the Amended Credit Agreement and the Amendment, the Company cannot make principal payments on the Subordinated Debt if such payment results in a default under the Amended Credit Agreement.

In January 2003, the Company entered into a $4,260 subordinated note payable with C. Harry Knowles, its Chairman and CEO and his spouse, Janet Knowles, a Director and Vice President, Administration. The subordinated note bears interest at 10% and requires 60 monthly principal payments of $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued warrants to Mr. and Mrs. Knowles to purchase 65,000 shares of its common stock at an exercise price of $10.41 expiring on January 31, 2013. These warrants have been valued at approximately $250, and the resulting original issue discount will be amortized into interest expense over the life of the subordinated note payable.

Property, plant & equipment expenditures were $1,660 and $2,208 in 2002 and 2001, respectively. During 2002, the Company continued expenditures related to manufacturing automation and capacity expansion. The Company's current plan for future capital expenditures include: (i) investment and expansion of the Company's Suzhou, China facility; (ii) continued investment in manufacturing capacity expansion at the Blackwood, NJ headquarters; and (iii) additional manufacturing automation equipment and IT related equipment.

The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the Euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the Euro and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) Euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in Euros. Additionally, The Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the Euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at December 31, 2002.

The Company's 51% joint venture interests in Metrologic Eria Iberica and Metrologic Eria France contain options for the Company to purchase the remaining 49% minority interests. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum. In March 2002, the minority shareholders in Metrologic Eria Iberica provided notice of their intent to sell their 49% interests and the purchase price under the default minimum is estimated at 5,300 euros or $5,511 at December 31, 2002. It is expected that payments will be made over 3 years commencing July 1, 2003. Notice has not been received concerning the minority interest in France.

Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----


Long-Term Debt                19,947    5,630    11,726   2,591            -
Capital Lease Obligations        192       78       114       -            -
Operating Leases              13,361    2,457     5,690   2,808        2,406
Option to purchase minority
  interest in joint venture    5,511    5,511         -       -            -
                           ---------  -------  -------- -------    ---------
Total Contractual Cash
  Obligations              $  39,011  $13,676  $ 17,530  $5,399     $  2,406
                           =========  =======  ========  ======     ========




                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Lines of Credit                $  1,347    $1,347   $    -  $  -    $   -
                               ========    ======   ======  =====   =====



Item 7a - Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

Market Risk Sensitive Instruments. The market risk inherent in the Company's market risk sensitive instruments and position is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates.

Interest Rate Risk. The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates. The impact on earnings of a hypothetical 10% decrease in interest rates on the Company's long-term debt would have been approximately $172 and $300 in 2002 and 2001, respectively.

Foreign Exchange Risk. The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the Euro, thereby mitigating the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany sales and payments. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. A large percentage of the Company's foreign sales are transacted in foreign local currencies. As a result, the Company's international operating results are subject to foreign exchange rate fluctuations. A hypothetical 10% percent strengthening or weakening of the U.S. dollar against the Euro could have had an impact of $132 and $50 on the net earnings of the Company in 2002 and 2001, respectively. Actual results may differ.

The Company is subject to risk from fluctuations in the value of the Euro relative to the U.S. dollar for its European subsidiaries, which uses the Euro as its functional currency and translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 2002, the Company had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted Euro rate amounts to $891 and $717 in 2002 and 2001, respectively. Actual results may differ.

In addition, the Company holds debt denominated in euros at December 31, 2002, and recognizes foreign currency translation adjustments in net income. The potential loss resulting from a hypothetical 10% adverse change on the quoted euro rate is approximately $891 in 2002. Actual results may differ.

Item 8.           Financial Statements and Supplementary Data

Index                                                                Pages

Report of Ernst & Young LLP, Independent Auditors                     F-1

Consolidated Balance Sheets at December 31, 2002 and 2001             F-2

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2002, 2001 and 2000                  F-3

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 2002, 2001 and 2000      F-4

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 2002, 2001 and 2000            F-5

Notes to Consolidated Financial Statements                            F-6

Supplementary Data                                                    F-25

Financial statement schedules:
  Schedule II - Valuation and Qualifying Accounts is filed herewith.
  All other schedules are omitted because they are not applicable, not required, or because the required information is included in
  the consolidated financial statements or notes thereto.             F-27

                         Report of Independent Auditors


The Board of Directors and Shareholders
Metrologic Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and its related amortization.


                                                       /s/Ernst & Young LLP
Philadelphia, Pennsylvania
February 12, 2003, except for the fifth paragraph of
Note 8, and the second and last paragraphs of Note
10, as to which the date is February 28, 2003

                          Metrologic Instruments, Inc.
                          Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                           December 31,
                                                         2002        2001
                                                         ----        ----
Assets
   Current assets:
       Cash and cash equivalents                    $   1,202    $    557
       Restricted cash                                  1,000       3,200
       Accounts receivable, net of allowance of
        $341 and $422 in 2002 and
        2001, respectively                             20,412      20,401
       Income tax refund receivable                         -       4,600
       Inventory                                       14,039      18,385
       Deferred income taxes                              268       1,013
       Other current assets                             2,258       1,769
                                                    ---------    --------
   Total current assets                                39,179      49,925

   Property, plant and equipment, net                  12,600      13,776
   Patents and trademarks, net of amortization
     of $1,573 and $1,239 in 2002 and 2001,
     respectively                                       4,688       4,062
   Holographic technology, net of amortization
     of $714 and $598 in 2002 and 2001, respectively      368         484
   Advance license fee, net of amortization of $706
     and $588 in 2002 and 2001, respectively            1,294       1,412
   Goodwill                                            15,175      15,249
   Deferred income taxes                                  190           -
   Other assets                                           758         865
                                                     --------    --------
   Total assets                                      $ 74,252    $ 85,773
                                                     ========    ========
Liabilities and shareholders' equity Current liabilities:
       Current portion of lines of credit            $  1,347    $  2,433
       Current portion of notes payable                 5,708      10,833
       Accounts payable                                 8,719       6,930
       Accrued expenses                                 9,389       9,123
       Deferred contract revenue                        1,707           -
                                                     --------    --------
   Total current liabilities                           26,870      29,319

   Lines of credit, net of current portion                  -       9,000
   Notes payable, net of current portion               14,431      18,465
   Deferred income taxes                                    -         250
   Other liabilities                                    3,480       2,478

   Shareholders' equity:
       Preferred stock, $0.01 par value:
            500,000 shares authorized; none issued          -           -
       Common stock, $0.01 par value: 10,000,000
           shares authorized; 5,472,555 and 5,463,382
           shares issued and outstanding in 2002
           and 2001, respectively                          55          55
       Additional paid-in capital                      17,688      17,634
       Retained earnings                               14,601      12,926
       Accumulated other comprehensive loss            (2,873)     (4,354)
                                                     --------    --------
       Total shareholders' equity                      29,471      26,261
                                                     --------    --------
   Total liabilities and shareholders' equity        $ 74,252    $ 85,773
                                                     ========    ========


See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Operations
             (amounts in thousands except share and per share data)

                                             Year ended December 31,
                                        2002          2001          2000
                                        ----          ----          ----

Sales                               $ 117,116     $ 113,688     $  91,884
Cost of sales                          74,385        83,527        55,394
                                    ---------     ---------     ---------
Gross profit                           42,731        30,161        36,490

Selling, general and
  administrative expenses              29,581        32,554        26,314
Research and development expenses       6,929         6,563         4,975
Severance costs                           602             -           160
                                    ---------     ---------     ---------
Operating income (loss)                 5,619        (8,956)        5,041

Other income (expenses)
   Interest income                         85           174           257
   Interest expense                    (2,824)       (4,064)       (1,482)
   Foreign currency transaction
     (loss) gain                         (132)          432           530
   Other, net                             (46)         (138)         (183)
                                    ---------     ---------     ---------
   Total other expenses                (2,917)       (3,596)         (878)
                                    ---------     ---------     ---------
Income (loss) before
  income taxes                          2,702       (12,552)        4,163

Provision (benefit) for income
  taxes                                 1,027        (4,775)        1,426
                                    ---------     ---------     ---------
Net income (loss)                   $   1,675     $  (7,777)    $   2,737
                                    =========     =========     =========
Basic earnings (loss) per share:

   Weighted average shares
   outstanding                      5,466,664     5,457,806      5,438,553
                                    =========     =========      =========
   Basic earnings (loss) per
     share                               0.31         (1.42)          0.50
                                    =========     =========      =========
Diluted earnings (loss) per share

   Weighted average shares
     outstanding                    5,466,664     5,457,806      5,438,553
   Net effect of dilutive
     securities                        23,743             -        119,439
                                    ---------     ---------      ---------
   Total shares outstanding
     used in computing diluted
     earnings per share             5,490,407     5,457,806      5,557,992
                                    =========     =========      =========
   Diluted earnings (loss) per
     share                               0.31         (1.42)          0.49
                                    =========     =========      =========

See accompanying notes.

                          Metrologic Instruments, Inc1ZZ.
                Consolidated Statements of Shareholders' Equity
                             (amounts in thousands)

                                                     Accumulated
                                Additional               Other
                        Common    Paid-in   Retained Comprehensive
                         Stock    Capital   Earnings      Loss       Total
                        ------  ---------   -------- ------------- ---------
Balances,
  January 1, 2000       $   54  $  17,083   $ 17,966   $    (559)  $  34,544
  Comprehensive income:
     Net income              -          -      2,737           -       2,737
     Other comprehensive
       loss - foreign
       currency translation
       adjustment            -        (45)         -      (1,997)     (2,042)
                                                                   ---------
  Total comprehensive
    income                   -          -          -           -         695
                                                                   ---------
  Exercise of stock
   options                   -        324          -           -         324
  Stock issued through
  employee stock purchase
  plan                       -        200          0           -         200
                        ------  ---------   --------   ---------   ---------
Balances,
  December 31, 2000     $   54  $  17,562   $ 20,703   $  (2,556)  $  35,763

  Comprehensive loss:
     Net loss                -          -     (7,777)          -      (7,777)
     Other comprehensive
       loss - foreign
       currency translation
       adjustment            -          -          -      (1,798)     (1,798)
                                                                   ---------
  Total comprehensive loss   -          -          -           -      (9,575)
                                                                   ---------
  Exercise of stock
   options                   -          -          -           -           -
  Stock issued through
  employee stock purchase
  plan                       1         72          -           -          73
                        ------  ---------   --------   ---------   ---------
Balances,
  December 31, 2001     $   55 $   17,634   $ 12,926   $  (4,354)  $  26,261
  Comprehensive income:
     Net income              -          -      1,675           -       1,675
     Other comprehensive
       income - foreign
       currency translation
       adjustment            -          -          -       1,481       1,481
                                                                   ---------
  Total comprehensive
       income                -          -          -           -       3,156
                                                                   ---------
  Stock issued through
  employee stock purchase
  plan                       -         54          -           -          54
                        ------  ---------   --------   ---------   ---------
  Balances,
    December 31, 2002  $    55 $   17,688   $ 14,601   $  (2,873)  $  29,471
                        ======  =========   ========   =========   =========
See accompanying notes.

                          Metrologic Instruments, Inc.
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                             Year ended December 31,
                                        2002          2001          2000
                                        ----          ----          ----

Operating activities
Net income (loss)                   $   1,675     $   (7,777)    $  2,737
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
    Depreciation                        2,785         3,019         1,957
    Amortization                          570         2,044           594
    Deferred income taxes                (429)       (4,619)         (460)
    Loss on disposal of property          164           143           112
    Changes in operating assets
        and liabilities:
      Accounts receivable                 550        10,089        (4,187)
      Inventory                         4,883        12,024       (11,628)
      Other current assets              4,111         2,126        (2,487)
      Other assets                        107            86           217
      Accounts payable                  1,618           604        (3,457)
      Accrued expenses                  1,234        (3,432)          524
      Other liabilities                 2,709         1,050          (242)
                                    ---------     ---------     ---------
Net cash provided by (used in)
  operating activities                 19,977        15,357       (16,320)

Investing activities
Purchase of property, plant
  and equipment                     $  (1,660)    $  (2,208)     $ (3,479)
Patents and trademarks                   (962)       (1,317)         (750)
Decrease (increase) in
  restricted cash                       2,200        (3,200)            -
Cash paid for purchase of business,
  net of cash acquired                      -       (10,393)       (3,677)
Other intangibles                           -          (253)         (284)
                                    ---------     ---------      --------
Net cash used in investing
  activities                             (422)      (17,371)       (8,190)

Financing activities
Proceeds from exercise of
  stock options and employee
  stock purchase plan               $      54     $      73      $    479
Principal payments on
  notes payable                       (18,712)      (12,649)       (1,287)
Proceeds from issuance of
  notes payable                         2,054         9,239         7,002
Net (repayments) or borrowings
  on line of credit                    (2,429)        4,743        14,811
Capital lease payments                   (158)          (80)         (106)
                                    ---------     ---------      --------
Net cash (used in) provided by
  financing activities                (19,191)        1,326        20,899

Effect of exchange rates on cash          281        (1,087)       (1,027)
                                    ---------     ---------      --------

Net increase (decrease) in cash
  and cash equivalents                    645        (1,775)       (4,638)
Cash and cash equivalents
  at beginning of year                    557         2,332         6,970
                                    ---------     ---------      --------
Cash and cash equivalents
  at end of year                    $   1,202     $     557      $  2,332
                                    =========     =========      ========
Supplemental Disclosure
Cash paid for interest                  2,774         3,913         1,448
                                    =========     =========      ========
Cash paid for income taxes                194           112         1,243
                                    =========     =========      ========
Tax benefit from exercise
  of stock options                  $       -     $       -      $    120
                                    =========     =========      ========

See accompanying notes.

                           Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2002
                 (Dollars in Thousands, except per share data)

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

Revenue Recognition - Contracts

Revenue is recognized on a percentage of completion basis (generally measured using the cost-to-cost method) for long-term contracts and upon delivery for short-term contracts. Cost and profit estimates are reviewed periodically as work progresses, and adjustments to revenue recognized, if needed, are reflected in the period in which estimates are revised. Provisions for estimated losses, if any, on uncompleted contracts are made in the periods in which such losses become probable and can be reasonably estimated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Values of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions. The Company records an allowance for doubtful accounts when it becomes probable that a customer will be unable to make its required payments. Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts have been abandoned.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is determined on the straight-line method for building and improvements over estimated useful lives of 31 to 39 years and on an accelerated method for machinery and equipment over estimated useful lives of 5 to 15 years.

Patents and Trademarks

Patents and trademarks reflect application and testing costs for products with respect to which the Company has applied for or received patent and trademark protection. Costs expended for successful patent and trademark applications are being amortized on a straight-line basis over their useful lives, which generally are 17 years. Amortization expense is estimated at $368 per year in 2003 to 2007.

Holographic Technology

Holographic Technology resulted from the acquisition of Holoscan, Inc. on March 1, 1996 and is being amortized over ten years. The Company was required to pay the former shareholders of Holoscan, Inc. $194 in 1998, which was based on sales of certain holographic laser scanners. Such amounts were considered additions to holographic technology and are being amortized over the remainder of the ten-year period. Amortization expense is estimated at $116 per year in 2003 to 2005 and $20 in 2006.

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

Internal Use Software

Costs incurred in the development or purchase of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company has capitalized $1,903 of software obtained for internal use through December 31, 2002. Capitalized software costs are amortized on a straight-line basis over seven years. Amortization related to the capitalized software was $303, $265 and $308 for the years ended December 31, 2002, 2001 and 2000, respectively.


Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 provides guidance on accounting for goodwill and intangible assets with indefinite useful lives and prohibits the amortization of these assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Upon adoption and annually thereafter, intangible assets, including goodwill, that are not subject to amortization are required to be tested for impairment and possible writedown. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in the process. The Company completed its transitional impairment test as of January 1, 2002 and its annual impairment test as of October 1, 2002 and determined that there was no goodwill impairment to be recognized. See Note 6 for further information on the impact of adopting SFAS 142.

Long-Lived Assets

The Company evaluates impairment of its intangible and other long-lived assets, other than goodwill, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") which has been adopted by the Company as of January 1, 2002. SFAS 144 provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions. When indicators of impairment exist, the Company will compare the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If impairment exists, any adjustment will be determined by comparing the carrying amount of the impaired asset to its fair value. The Company considers all impaired assets "to be held and used" until such time as management commits to a plan to dispose of the impaired asset. At that time, the impaired asset is classified as "to be disposed of" and is carried at its fair value less its cost of disposal. No assets were determined to be impaired in 2002 and the adoption of SFAS 144 had no affect on the Company's financial position or its results of operations.

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

Concentrations of Credit Risk

The Company has operations, subsidiaries and affiliates in the United States, Europe, Asia and South America. The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may require, however, letters of credit or prepayment terms for those customers in lesser- developed countries.

Short-term cash investments are placed with high credit quality financial institutions or in short-term high quality debt securities. The Company limits the amount of credit exposure in any one institution or single investment.

Accounting for Stock Options

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Note 14 to these consolidated financial statements includes the required disclosures and pro forma information provided for under SFAS 123, "Accounting for Stock-Based Compensation."

Derivative Financial Instruments

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs.

The Company formally designates and documents each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also assesses whether the derivative financial instrument is effective in offsetting changes in the fair value of cash flows of the hedged item. The Company recognized no gain or loss related to hedge ineffectiveness in 2002 or 2001.

The Company also utilizes derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments from the Company's international subsidiaries denominated in foreign currencies. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. The Company does not use these derivative financial instruments for trading purposes. At December 31, 2002, the Company had no derivative financial instruments outstanding.

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement requires all gains and losses from the extinguishment of debt to be included as an item of income from continuing operations. The provisions of this statement will be adopted by the Company on January 1, 2003.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, certain liabilities were recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement will be adopted by the Company for exit or disposal activities initiated after December 31, 2002.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the 2002 presentation.

3.       Accounts Receivable

In 2002, Metrologic Instruments GmbH, the Company's German subsidiary, entered into a factoring agreement with a local bank to provide local financing on a non-recourse basis. The factoring charge ranges from .52% to .62% of the receivables assigned to the bank and outstanding advances bear interest at 6.75%. At December 31, 2002, the following amounts relating to non-recourse factoring were included in accounts receivable:


                       Receivables assigned to factor     $   1,645
                       Less advances from factor             (1,091)
                                                             ------
                         Due from factor                  $     554
                                                             ======

4.       Inventory

Inventory consists of the following:
                                                      December 31,
                                                   2002          2001
                                                   ----          ----
      Raw materials                      $        5,788  $      7,271
      Work-in-process                             1,865         4,144
      Finished goods                              6,386         6,970
                                                 ------        ------
                                         $       14,039  $     18,385
                                                 ======        ======


5.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                             December 31,
                                                          2002          2001
                                                          ----          ----

      Buildings and improvements                 $        5,482  $      5,299
      Machinery and equipment                            19,347        17,918
      Capitalized internal use software                   1,903         1,781
      Capitalized software development costs                546           546
                                                         ------        ------
                                                         27,278        25,544
      Less accumulated depreciation                      14,678        11,768
                                                         ------        ------
                                                 $       12,600  $     13,776
                                                         ======        ======

Machinery and equipment included $104 and $487 under capital leases as of December 31, 2002 and 2001. Accumulated depreciation on these assets was $15 and $351 as of December 31, 2002 and 2001, respectively.


6.       Goodwill

As discussed in Footnote 2, the Company adopted Statement 142 on January 1, 2002. A reconciliation between reported net income (loss) to the adjusted net income (loss) is as follows:

                                                  Year Ended December 31,
                                               2002        2001         2000
                                               ----        ----         ----

 Reported net income (loss)             $     1,675  $   (7,777)  $    2,737
 Add back:  Goodwill amortization       $         -  $      818   $      102
                                              -----      -------       -----
 Adjusted net income (loss)             $     1,675  $   (6,959)  $    2,839
                                              =====      =======       =====

 Basic earnings per share:
      Reported net income (loss)        $      0.31  $    (1.42)  $     0.50
      Goodwill amortization             $         -  $     0.15   $     0.02
                                              -----      -------       -----
      Adjusted net income (loss)        $      0.31  $    (1.27)  $     0.52
                                              =====      =======       =====
Diluted earnings per share:
      Reported net income (loss)        $      0.31  $    (1.42)  $     0.49
      Goodwill amortization             $         -  $     0.15   $     0.02
                                              -----      -------       -----
      Adjusted net income (loss)        $      0.31  $    (1.27)  $     0.51
                                              =====      =======       =====

The changes in the net carrying amount of goodwill for the years ended 2002 and 2001 consist of the following:



                                                    Industrial/
                                         POS/OEM      Optical       Total
                                        -------       -------      -------
     Balance as of January 1, 2001      $ 4,317       $     -      $ 4,317
     Goodwill acquired during the year        -        12,465       12,465
     Purchase price adjustments              13             -           13
     Currency translation adjustments      (227)            -         (227)
     Amortization                          (242)       (1,077)      (1,319)
                                        -------       -------      -------
     Balance as of December 31, 2001      3,861        11,388       15,249
     Purchase price adjustments               -          (710)        (710)
     Currency translation adjustments       636             -          636
                                        -------       -------      -------
     Balance as of December 31, 2002    $ 4,497       $10,678      $15,175
                                        =======       =======      =======



7.       Accrued Expenses

Accrued expenses consist of the following:
                                                        December 31,
                                                    2002           2001
                                                    ----           ----

      Accrued compensation                $        1,850  $       3,052
      Accrued corporate taxes                      1,297              -
      Accrued marketing                            1,125          1,503
      Accrued commissions                            669            837
      Accrued rent                                   644            146
      Accrued royalties                              557            750
      Product warranty                               555            443
      Accrued professional fees                      518            909
      Accrued miscellaneous taxes                    437            139
      Accrued interest                               399            345
      Other                                        1,338            999
                                                   -----            ---
                                          $        9,389  $       9,123
                                                   =====          =====

8.       Debt

Credit Facility
In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility with its primary bank as agent for other bank parties. Under the terms of the Credit Facility, the Company secured a $20,000 term loan with original maturities of $2,000 in 2001, $3,000 in 2002 and 2003, and $4,000 in 2004, 2005 and 2006, respectively. As of December 31, 2001, the balance outstanding was $18,000. In connection with the Credit Facility, the Company secured a $25,000 revolving credit line, originally expiring in January 2006. Proceeds from the Credit Facility were applied towards the financing of the acquisition of AOA, paying down the existing term loans and line of credit, and providing working capital for the Company and its subsidiaries. As of December 31, 2001, the balance outstanding was $11,433. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Credit Facility. A portion of outstanding borrowings under the Amended Credit Agreement was guaranteed by C. Harry Knowles and Janet Knowles.

At December 31, 2001, the Company was in violation of certain provisions and covenants included in the Credit Facility and on April 9, 2002, the banks issued a notice of default and increased the interest rate by 2% on the outstanding debt in accordance with the agreement.

On July 9, 2002, the Company replaced its former Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with its bank lenders. The key terms of the Amended Credit Agreement included the waiver of all existing defaults under the Company's former Credit Facility and the withdrawal by the banks of the notice of default that had been previously issued to the Company. The Company granted a security interest in its assets and properties to the primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contained various negative and positive covenants, such as minimum tangible net worth requirements, and a scheduled expiration date of May 31, 2003. A portion of outstanding borrowings under the Amended Credit Agreement were guaranteed by
C. Harry Knowles and Janet Knowles.

The Amended Credit Agreement also included a revolving credit facility of $14,000. Amounts available for borrowing under this facility were equal to a percentage of the total of eligible accounts receivable and inventories, as defined in the agreement, plus an allowable over advance of $2,750. The over advance allowance expired on January 1, 2003. The Amended Credit Agreement required the daily application of the Company's receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. Interest on outstanding borrowings was at the banks' prime rate plus 2.5%, and the agreement provided for a commitment fee of .5% on the unused facility.

In connection with the Amended Credit Agreement, certain directors and executive officers made loans to the Company, which amounts were held as cash collateral under the terms of the Amended Credit Agreement and have been classified as restricted cash on the accompanying balance sheet. Specifically,
C. Harry Knowles and Janet H. Knowles, Dale M. Fischer and Hsu Jau Nan loaned the Company $400, $125 and $475, respectively. The loans accrued interest at a rate of nine percent (9%) per annum and were repaid in full on February 28, 2003.

On January 31, 2003, the Company executed an Amendment (the "Amendment") to the Amended Credit Agreement. The Amendment, which extends the Amended Credit Agreement until January 31, 2006, provides for a $13,000 revolving credit facility and a $4,500 term loan. Principal payments on the term loan are $94 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment are prime plus .25% on borrowings under the revolving credit facility and prime plus .75% on the Term Loan. The Company has the option to select LIBOR rate interest plus spreads ranging from 3.00% to 3.50%. The Amendment lowers the commitment fee to .25% on the unused facility. Beginning with the year ending December 31, 2003, the Company could be required to make additional prepayments under the Amendment upon the occurrence of certain events or if there is excess cash flow, both as defined in the Amendment. The Amendment contains various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in the Company's assets and properties granted to the bank pursuant to the Amended Credit Agreement remains in effect under the Amendment. The Amendment requires the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. In connection with the Amendment, the personal guarantees of the Knowles' were released. Outstanding borrowings under the revolving credit facility were $16 at December 31, 2002.

In addition to the revolving credit facility provided by the Amended Credit Facility, in 2002, the Company entered into recourse factoring or invoice discounting agreements with several local banks in Europe. These agreements provide the Company with availability of up to $5,770, using December 31, 2002 exchange rates, at interest rates ranging from 3.45% to 6.75%. At December 31, 2002, $1,331 was outstanding under such agreements and is included in lines of credit.

Subordinated Debt

In connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with maturities of $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates are fixed at 10%. In January 2003, the Company and UTOS entered into a Payoff Agreement to accelerate the principal payments on the Subordinated Debt. In accordance with the Payoff Agreement, the Company paid UTOS $5,000 on January 31, 2003 and the Company will earn a $2,200 discount on the Subordinated Debt if it pays an additional $3,800 to UTOS on or before April 1, 2003. Under the terms of the Amended Credit Agreement and the Amendment, the Company cannot make principal payments on the Subordinated Debt if such payment results in a default under the Amended Credit Agreement.

In January 2003, the Company entered into a $4,260 subordinated note payable with its Chairman and CEO and his spouse, Janet Knowles, a Director and Vice President, Administration. The subordinated note bears interest at 10% and requires 60 monthly principal payments of approximately $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued warrants to Mr. and Mrs. Knowles to purchase 65,000 shares of its common stock at an exercise price of $10.41 expiring on January 31, 2013. These warrants have been valued at approximately $250, and the resulting original issue discount will be amortized into interest expense over the life of the subordinated note payable.


Notes payable consist of the following:

                                                            December 31,
                                                        2002           2001
                                                        ----           ----
      Term note                               $        7,329  $      18,000
      Subordinated promissory notes                   11,000         11,000
      Capital lease obligations                           78            131
      Other                                            1,732            167
                                                      ------         ------
                                                      20,139         29,298
      Less:  current maturities                        5,708         10,833
                                                      ------         ------
                                              $       14,431  $      18,465
                                                      ======         ======



The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2002 are:


                                      2003             $        5,708
                                      2004                      3,015
                                      2005                      2,586
                                      2006                      6,239
                                      2007                        426
                                      Thereafter                2,165
                                                               ------
                                                               20,139
                                                               ======

9.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                          2002           2001
                                                          ----           ----
   Deferred tax assets:
      Net operating loss carryforwards          $        1,352  $       1,471
      Reserves on current assets                           407            476
      Inventory capitalization                             109            108
      Warranty reserve                                     220             50
      Other accrued expenses                                49            131
                                                         -----          -----
                                                         2,137          2,236
                                                         -----          -----
   Deferred tax liability:
      Advance license fee                                  517            563
      Unrealized gain on foreign currency                  942            723
      Depreciation and amortization                        220            187
                                                         -----          -----
                                                         1,679          1,473
                                                         -----          -----
   Net deferred tax asset                        $         458  $         763
                                                         =====          =====

Significant components of the provision (benefit) for income taxes are as follows:

                                             Year ended December 31,
                                      2002            2001             2000
                                      ----            ----             ----
               Current:
                    Federal        $       -     $   (5,142)       $  1,561
                    Foreign            1,274            354             194
                    State                182             32             131
                                       -----         ------           -----
               Total current           1,456         (4,756)          1,886
               Deferred:
                    Federal             (413)          (293)           (398)
                    State                (16)           274             (62)
                                       -----         ------           -----
               Total deferred           (429)           (19)           (460)
                                       -----         ------           -----
               Provision (benefit)
                 for income taxes   $  1,027      $  (4,775)       $  1,426
                                       =====         ======           =====


The effective income tax rate of 38.0%, 38.0% and 34.25% for the years ended December 31, 2002, 2001, and 2000, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes and state and foreign taxes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:


                                                          December 31,
                                                     2002     2001     2000
                                                     ----     ----     ----

      Statutory federal tax provision (benefit)  $    919  $(4,268)  $1,415
      State income taxes, net of federal
        income tax benefit                             66     (443)      45
      Foreign income tax benefit                      (33)    (193)     (86)
      Other                                            75      129       52
                                                    -----    -----    -----
      Provision (benefit) for income taxes        $ 1,027  $(4,775)  $1,426
                                                    =====    =====    =====


The Company has federal net operating loss carryforwards of $1,953. The federal net operating loss carryforwards expire beginning in 2021. The Company has state net operating loss carryforwards of $18,276 and they generally begin to expire in 2010.

The Company's earnings in China are not subject to local income taxes in the years 2002 through 2006. In addition, the Company will pay income taxes at 50% of the local statutory rate for the years 2007 through 2011. The Company has provided deferred income taxes on the income in China at U.S. statutory rates as it is the Company's intention to repatriate such earnings.

The Company's cumulative undistributed earnings of foreign subsidiaries that are expected to be reinvested indefinitely, for which no U.S. income or foreign withholding taxes have been recorded, approximated $1,752 at December 31, 2002.

10.      Related Party Transactions

The Company's principal shareholder, Chairman, and CEO, C. Harry Knowles and his spouse, Janet H. Knowles, the Company's Vice President, Administration, Secretary, Treasurer and a director, own and lease to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $526, $869, and $832, for the years ended December 31, 2002, 2001, and 2000, respectively. Under the terms of the Amended Credit Agreement, no rental payments were paid to Mr. and Mrs. Knowles during the term of the Amended Credit Agreement. As of December 31, 2002, the unpaid, accrued portion of lease payments due to those related parties was $340. The lease for the real estate was replaced in January 2003 with a new lease which expires in December 2012. Future minimum lease payments required under the lease are approximately $811 in 2003, $826 in 2004, $842 in 2005, $859 in 2006, $876 in 2007 and $4,733 thereafter, excluding taxes and insurance.

Other current assets include a loan receivable from Janet H. Knowles, a director and officer of the Company, who borrowed $75 from the Company under a promissory note to be repaid on or about August 31, 2002 or the termination of the Amended Credit Agreement, whichever is later. The Company made the loan to Mrs. Knowles in December 2001 as a result of her pledge of cash collateral to the banks in her capacity as guarantor for Company borrowings under its Credit Facility. This loan was paid in full in February 2003.

The accounting firm in which Stanton L. Meltzer, a director and shareholder of the Company, is a principal, charged fees of approximately $105, $73, and $49 for tax consulting services performed for the Company during the years ended December 31, 2002, 2001, and 2000, respectively.

The investment banking company of Janney Montgomery Scott in which William Rulon-Miller, a director, serves as Senior Vice President and Co-Director of Investment Banking charged fees totaling approximately $50 in 2002 and $200 in 2001 in connection with assisting the Company with its plans to refinance the Amended Credit Agreement and with the acquisition of AOA, respectively.

As discussed in Note 8, certain directors and executive officers made loans aggregating $1,000 to the Company in July 2002 in connection with the Amended Credit Agreement. The loan proceeds were held as cash collateral under the terms of the Amended Credit Agreement. The loans accrued interest at an annual rate of 9% and were repaid in full on February 28, 2003. Interest expense of $49 was incurred during the year ended December 31, 2002 in connection with these loans.

11.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease manufacturing and office equipment and office space and vehicles for its foreign subsidiaries.

Future minimum lease payments required under the lease agreements as of December 31, 2002 are $2,457 in 2003, $2,286 in 2004, $1,942 in 2005, $1,462 in
2006, $1,421 in 2007 and $3,794 thereafter. Rental expenses paid to third parties for 2002, 2001, and 2000 were approximately $2,022, $2,318, and $727, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Symbol Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty payments under the Symbol Agreement amounted to $1,573, $4,032, and $3,761 in 2002, 2001, and 2000, respectively. The
Company received royalty income from Symbol under the agreement of $1,006, $875, and $760 in 2002, 2001 and 2000, respectively. The parties are currently in litigation with respect to the Symbol Agreement. For further discussions on the litigation, see Item C below in "Other Legal Matters."

Other Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

The Company is currently involved in matters of litigation arising in the normal course of business including matters described below. Management is of the opinion that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Further, management is of the opinion that there are no other legal claims against the Company which is expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On July 21, 1999 the Company and six other leading members (Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., PSC Inc., Psion Teklogix Corporation, Symbol Technologies, Inc., and Zebra Technologies Corporation) of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the District Court in Las Vegas, Nevada. In the litigation, the Auto ID companies seek, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed.

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

In response to the suit, the Lemelson Partnership filed its motion to dismiss, transfer and/or stay the Declaratory Judgment Action. On March 21, 2000, the Court denied the Lemelson Partnership's motion, but struck one count in the lawsuit (the prosecution laches count). On May 15, 2000, the Auto ID companies filed a motion seeking permission to file an interlocutory appeal of the Court's decision to strike the prosecution laches count. The motion was granted by the Court on July 14, 2000. On January 24, 2002, the CAFC reversed the decision by the lower court and confirmed the continued existence of the prosecution laches defense. In response, the Lemelson Partnership filed a Petition for Rehearing En Banc with the CAFC. The Petition was denied by the CAFC on March 20, 2002. In June 2002, the Lemelson Partnership filed an appeal with the United States Supreme Court requesting a reversal of the CAFC's decision. On October 7, 2002, the U.S. Supreme Court denied the Lemelson Partnership's Petition for Certiorari with respect to the CAFC's decision upholding the prosecution laches defense. In accordance with the CAFC's decision, the issue of prosecution laches was remanded to the District Court in Nevada for consideration during trial.

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial was commenced on that date and continued through January 17, 2003. At the conclusion of the trial the judge set a schedule for the submission of post-trial briefs requiring all papers to be filed by May 16, 2003. It is expected that the judge will issue a final ruling within several months thereafter, but no specific date for a ruling has been set.

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

The court ordered the case to mediation, and discovery was stayed pending the outcome of the mediation. The mediation was terminated by the parties with no result having been reached.

In June 2002 both sides filed their motions for summary judgment and their Markman briefs with the Court. On August 6-7, 2002 a Markman hearing was held by the Court during which the parties argued their claim interpretations of the patents in suit. The Court has not yet issued its decision on the Markman hearing.

On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay while the bankruptcy is pending.

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The Complaint seeks a declaratory judgment from the Court that the Company is in breach of the Agreement and that Symbol is not in breach of the Agreement. Under the Agreement, the Company had until May 28, 2002 to cure any breach by making a payment of the royalties for the Fourth Quarter of 2001 that had been withheld pending the resolution of a dispute between the parties regarding which products are covered by the Agreement and the amount of royalties owed by each party. The Company has made this payment. However, despite Symbol's receipt and acceptance of the payment, on May 28, 2002, the Company received a notice that Symbol was terminating the Agreement for material breach due to non-payment of royalties.

As the Company made its royalty payments within the cure periods, the Company believes any assertion of a material breach is incorrect. The Company also received a notification from Symbol that Symbol was electing additional licenses under the Agreement. To date, Symbol has made no payments of royalties to the Company under the additional licenses.

On May 30, 2002, the Company was served with an amended Complaint in this action. The amended Complaint restates the earlier claims for declaratory judgement that the Company is in breach of the Agreement and that Symbol is not in breach. The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. The amended Complaint also includes new claims of patent infringement from the date of the alleged breach against the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended Complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend its rights.

In response to the amended Complaint, the Company has filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. The Company has not yet filed its answer to the Complaint. On October 4, 2002, the parties had a conference with the judge during which a schedule was set for the filing of the parties' cross motions for summary judgment. These motions are now pending before the court.

12.     Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the Chief Executive Officer and are equal to a percentage of each participant's compensation. The Company's contributions were $0 in 2002 and 2001 and $100 in 2000.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan as amended, contributions to which are partially matched by the Company. In January 2001, the Company amended its Deferred Compensation Retirement 401(k) Plan to increase the Company's matching contribution to a rate of 60% on the first six percent of employee's earnings. Contribution expenses were $402, $462, and $92 in 2002, 2001, and 2000, respectively.

13.      Financial Reporting for Business Segments and Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2002, 2001 or 2000.

The Company manages its business on a business segment basis dividing the business into two major segments: Industrial Scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales were attributed to business segments in the following table. The amounts for 2001 and 2000 have been restated to conform to the current year presentation.

                                                                     Total
                               POS/OEM       Industrial/Optical   Consolidated
                               -------       ------------------   ------------
Sales                 2000   $  82,984             8,900             91,884
                      2001      85,718            27,970            113,688
                      2002      90,033            27,083            117,116

Interest income       2000   $     257                 -                257
                      2001         167                 7                174
                      2002          80                 5                 85

Interest expense      2000   $   1,482                 -              1,482
                      2001       2,343             1,721              4,064
                      2002       1,397             1,427              2,824

Depreciation and
Amortization          2000   $   2,304               247              2,551
                      2001       2,920             2,143              5,063
                      2002       2,654               701              3,355

Income (loss) before
provision             2000   $   3,595               568              4,163
for income taxes      2001     (13,286)              734            (12,552)
                      2002       1,910               792              2,702

The following table details the geographic distribution of the Company's sales and long-lived assets.


                            2002                2001                2000
                     -----------------  ------------------  ------------------
                            Long-Lived          Long-Lived          Long-Lived
                     Sales  Assets (a)  Sales   Assets (a)  Sales   Assets (a)
                     -----  ----------  -----   ----------  -----   ----------
United States       56,379     28,102    50,764    29,598   36,716   14,186
Europe              43,321      4,935    46,990     4,312   36,436    4,711
Other Export        17,416      1,088    15,934     1,073   18,732    1,021
                   -------     ------   -------    ------   ------   ------
                  $117,116    $34,125  $113,688   $34,983  $91,884  $19,918

(a) Represents property, plant and equipment, net, and goodwill and other intangible assets, net.

14.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 1,600,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 329,000 shares were available for grant under the Incentive Plan at December 31, 2002. Options granted under the Incentive Plan become exercisable over periods ranging from one to seven years. Each option shall expire four to ten years after becoming exercisable.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.9% in 2002 and 6.2% in 2001 and 2000; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 90%, 60%, and 50% for 2002, 2001, and 2000, respectively, and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                    2002      2001      2000
         Net income (loss):
            As reported                          $ 1,675   $(7,777)  $ 2,737

            Deduct:  (total stock-based employee
            compensation expense determined under
            fair value based method, net of
            related taxes)                          (818)     (859)   (1,410)
                                                   -----     -----     -----
            Pro forma                            $   857   $(8,636)  $ 1,327
                                                   =====     =====     =====
         Net (loss) income per share:
               Basic:
                  As reported                    $  0.31   $ (1.42)  $  0.50
                  Pro forma                         0.16     (1.58)     0.24
               Diluted:
                  As reported                    $  0.31   $ (1.42)  $  0.49
                  Pro forma                         0.16     (1.58)     0.24

A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 2001, and 2002 follows:


                                                  Options      Weighted-Average
                                              (in thousands)    Exercise Price

          Outstanding - January 1, 2000            936           $      11.79
          Granted                                   65                  12.50
          Exercised                                (27)                 11.77
          Canceled                                (155)                 11.91

          Outstanding - December 31, 2000          819           $      11.83
          Granted                                  181                   8.46
          Exercised                                  -                      -
          Canceled                                (116)                 11.34

          Outstanding, December 31, 2001           884           $      11.20
          Granted                                  345                   4.43
          Exercised                                  -                      -
          Canceled                                (137)                 11.42
                                                 -----                  -----
          Exercisable at December 31, 2002       1,092           $       9.04
                                                 =====                  =====
          Weighted-average fair value of
            options granted during 2002       $   3.10
                                                 =====




The following table summarizes the status of stock options outstanding and exercisable at December 31, 2002:


                           Options Outstanding        Options Exercisable
                     -------------------------------  -------------------
                                 Weighted
 Range of Exercise                Average   Weighted             Weighted
 prices per share     Shares     Remaining   Average    Shares    Average
                       (in      Contractual Exercise     (in     Exercise
                    thousands)     Life       Price   thousands)   Price
-----------------
 $ 0.00 to $ 4.43      345         9.69     $  4.43        63    $  4.43
 $ 4.44 to $ 9.20      171         8.04        8.35        23       7.92
 $ 9.21 to $10.31      234         6.83       10.31       186      10.31
 $10.32 to $12.81      259         4.29       12.56       259      12.56
 $12.82 to $16.13       83         5.98       14.99        78      14.98
                     -----                    -----       ---      -----
                     1,092                  $  9.04       609    $ 11.16
                     =====                    =====       ===      =====


15.      Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees have the opportunity to acquire the Company's common stock quarterly through payroll deductions, at 90% of the lower of (a) the fair market value of the stock on the first day of the applicable quarterly offering period or (b) the fair market value of the stock on the last day of the applicable quarterly offering period.

16.       Acquisitions

Metrologic Eria Iberica ("MEI")

On January 26, 2000, the Company paid cash of $1,550 and assumed liabilities of $893 for a 51% interest in a joint venture for the formation of MEI. The results of operations of MEI have been included in the Company's statement of operations since January 26, 2000.

The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The total purchase price including transaction costs was $2,263 and costs in excess of assets acquired (goodwill) were $1,329. Prior to the adoption of SFAS 142, on January 1, 2002, the related goodwill was being amortized over a straight-line basis over 10 years.

The Company's 51% joint venture interest in MEI contains options for the Company to purchase the remaining 49% minority interest. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum. In February 2002, the minority shareholders provided notice of their intent to sell their 49% interest and the estimated purchase price is approximately 5,300 euros or $5,511 at December 31, 2002. The Company expects to purchase the shares from the minority shareholder in 2003. It is expected that payments will be made over three years commencing in July 2003.

Metrologic Eria France ("MEF")

On July 18, 2000, the Company paid cash of $2,873 and assumed liabilities of $2,207 for a 51% interest in a joint venture for the formation of MEF. The results of operations of MEF have been included in the Company's 2000 statement of operations since July 18, 2000.

The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The total purchase price including transaction costs was $4,894 and costs in excess of assets acquired (goodwill) were $2,767. Prior to the adoption of SFAS 142, on January 1, 2002, the related goodwill was being amortized over a straight-line basis over 20 years.

The Company's 51% joint venture interest in MEF contains options for the Company to purchase the remaining 49% minority interest. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum.

Adaptive Optics Associates, Inc. ("AOA")

On January 8, 2001, the Company acquired all of the outstanding stock of AOA, a developer and manufacturer of custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspections and scanning and dimensioning systems for the aerospace and defense industry. The total purchase price including transaction costs was $21,612. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of AOA's operations from January 8, 2001 are reflected in the 2001 statement of operations. The excess purchase price over the fair value of net assets acquired was approximately $12,465 and was allocated to goodwill. Prior to the adoption of SFAS 142, on January 1, 2002, the related goodwill was being amortized over a straight-line basis and was allocated to goodwill over 10 years.

Pro forma results of operations, assuming that the AOA acquisition was consummated on January 1, 2001, would not be materially different from actual results.

Supplementary Data

The following tables present unaudited quarterly operating results for the Company for each quarter of 2002 and 2001. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

Quarterly Consolidated Operating Results (Unaudited)
(in thousands except share and per share data)

                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2002       2002        2002        2002
                                 ---------  ---------   ---------   ---------
Sales                            $  27,529  $  29,412   $  27,957   $  32,218
Cost of sales                       17,556     19,352      17,101      20,376
                                 ---------  ---------   ---------   ---------
Gross profit                         9,973     10,060      10,856      11,842

Selling, general and
  administrative expenses            7,280      7,975       7,270       7,056
Research and development
  expenses                           1,713      1,820       1,754       1,642
Severance costs                        276         75         251           -
                                 ---------  ---------   ---------   ---------
Operating income (loss)                704        190       1,581       3,144

Other (expenses) income
   Interest income                      23         32          15          15
   Interest expense                   (696)      (871)       (668)       (589)
   Foreign currency
     transaction
     (loss) gain                        (5)       229        (530)        174
   Other, net                           10        (24)         34         (66)
                                 ---------  ---------   ---------   ---------
   Total other expenses               (668)      (634)     (1,149)       (466)
                                 ---------  ---------   ---------   ---------
Income (loss) before provision
  (benefit) for income taxes            36       (444)        432       2,678

Provision (benefit) for
  income taxes                          14       (169)        164       1,018
                                 ---------  ---------   ---------   ---------
Net income (loss)                $      22  $    (275)  $     268   $   1,660
                                 =========  =========   =========   =========
Basic (loss) earnings
  per share

   Weighted average
   shares outstanding            5,463,431  5,465,605    5,467,579  5,470,039
                                 =========  =========    =========  =========
   Basic (loss) earnings
     per share                   $       -  $   (0.05)   $    0.05  $    0.30
                                 =========  =========    =========  =========
Diluted (loss) earnings
  per share

   Weighted average
     shares outstanding          5,463,431  5,465,605    5,467,579  5,470,039
   Net effect of dilutive
     securities                          -          -        2,524     91,411
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share          5,463,431  5,465,605    5,470,103  5,561,450
                                 =========  =========    =========  =========
   Diluted (loss) earnings per
     share                       $       -  $   (0.05)   $    0.05  $    0.30
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
                                 =========  =========    =========  =========

 Schedule II - Valuation and Qualifying Accounts

                             Years ended December 31, 2002, 2001, and 2000
                                  (All dollar amounts in thousands)

                                      2002       2001       2000
                                      ----       ----       ----
Allowance for possible losses on
 accounts and notes receivable:
  Balance at beginning of year     $   422     $  655     $  350
  Additions charged to expense          39      1,042        322
  Write-offs                          (120)    (1,275)       (17)
                                       ---      -----        ---
Balance at end of year             $   341     $  422     $  655
                                       ===      =====        ===

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No change of accountants and/or disagreement on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 2002.

Item 14.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing date of this Annual Report, the chief executive officer, chief operating officer and chief financial officer evaluated the Company's controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the the Company is made known to these officers by other employees of the Company, and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or, to the knowledge of the Company's management, in other factors that could significantly affect those controls subsequent to the date of management's last evaluation.


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1.   Financial Statements

                    The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

                    Report of Ernst & Young LLP, Independent Auditors.

                    Consolidated Balance Sheets at December 31, 2002 and 2001

                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002, 2001 and 2000

                    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002, 2001 and 2000

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002, 2001 and 2000

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

                    3.2 Amended and Restated Bylaws of Metrologic Instruments, Inc.(incorporated by reference to
                              Exhibit 3.02 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

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

                    10.3 Agreement of Settlement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

                    10.4 Agreement and Release dated February 7, 1986 among Michael L. Sanyour, C. Harry Knowles, Janet
                              H. Knowles and Metrologic Instruments, Inc.
                              (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

                    10.5      Agreement dated January 6, 1995 between Michael
                              L. Sanyour, C. Harry Knowles, Janet H. Knowles and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.6(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                    10.6 Promissory Note from Metrologic Instruments, Inc. to C. Harry Knowles (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

                    10.7 Indemnification Agreement between Metrologic Instruments, Inc. and C. Harry Knowles and Janet
                              H. Knowles (incorporated by reference to Exhibit
                              10.9 to the Registrant's Registration statement on Form S-1 (Reg. No. 33-78358)).

                    10.8 Agreement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

                    10.9 First Amendment to Metrologic Instruments, Inc. 1994 Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                    10.10 Agreement for Settlement, Dismissal of Claims and Mutual Releases dated April 9, 1997 between Metrologic Instruments, Inc. and PSC Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 16, 1997).

                    10.11 Stipulation of Dismissal filed April 10, 1997 in the United States District Court for the Western District of New York (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 16, 1997).

                    10.12 Joint Venture Agreement between MTLG Investments Inc. and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                              1997).

                    10.13 Quotaholders' Agreement between MTLG Investments Inc and CCH Automation Systems, Inc. dated December 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                              1997).

                    10.14 Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire Rosenberg Bulka in favor of MTLG Investments Inc. dated December 12, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

                    10.15 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

                    10.16 Subordination, Nondisturbance and Attornment Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles, Janet Knowles, Metrologic Instruments, Inc. and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

                    10.17 Security Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 23,
                              2001).

                    10.18 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                              2001).

                    10.19 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas
                              E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                              2001).

                    10.20 Subordinated Promissory Note in the amount of $11 million, dated November 16, 2001, executed by MTLG Investments Inc. in favor of United Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 2,
                              2001).

                    10.21 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H. Knowles (incorporated herein as exhibit 10.24 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

                    10.22 Amended and Restated Credit Agreement dated July 9, 2002 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated herein as exhibit
                              10.25 to the Company's Annual Report on Form
                              10-K/A3 for the period ended December 31, 2001).

                    10.23 Landlord's Waiver dated July 9, 2002 between C. Harry Knowles and Janet H. Knowles, and PNC Bank, National Associates as Agent (incorporated herein as exhibit 10.27 to the Company's Annual Report on Form 10-K/A3 for the period ended December
                              31, 2001).

                    10.24 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and C. Harry Knowles and Janet
                              H. Knowles (the "Lenders") (incorporated herein as exhibit 10.28 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31,
                              2001).

                    10.25 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Hsu Jau Nan (the "Lender") (incorporated herein as exhibit 10.29 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

                    10.26 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (the "Borrowers") and Dale M. Fischer (the "Lender") (incorporated herein as exhibit 10.30 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

                    10.27 Amendment No. 1 to Amended and Restated Credit Agreement dated January 31, 2003 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. and PNC Bank, National Association (incorporated herein as exhibit 99.1 to the Company's Form 8-K for the period ending January 31, 2003).

                    10.28 Note Purchase Agreement dated January 31, 2003 between C. Harry Knowles and Janet Knowles and Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (incorporated herein as exhibit 99.2 to the Company's Form 8-K for the period ending January 31, 2003).

                    10.29 10% Secured Subordinated Note in the amount of $4,260,000 due January 31, 2008 dated January 31, 2003 between Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. and C. Harry Knowles and Janet Knowles (incorporated herein as exhibit 99.3 to the Company's Form 8-K for the period ending January 31, 2003).

                    10.30 Registration Rights Agreement dated January 31, 2003 between Metrologic Instruments, Inc. and C. Harry Knowles and Janet Knowles (incorporated herein as exhibit 99.5 to the Company's Form 8-K for the period ending January 31, 2003).

                    10.31 Promissory Note Payoff Agreement dated January 13, 2003 between MTLG Investments Inc. and United Technologies Optical Systems, Inc. (incorporated herein as exhibit 99.6 to the Company's Form 8-K for the period ending January 31, 2003).

                    10.32 Intercreditor and Subordination Agreement dated January 31, 2003 between PNC Bank, National Association, C. Harry Knowles and Janet Knowles, Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and MTLG Investments Inc. (incorporated herein as exhibit 99.7 to the Company's Form 8-K for the period ending January 31, 2003).

                    10.33 Amended Common Stock Purchase Warrant dated February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc. common stock to
                              C. Harry Knowles and Janet Knowles.

                    10.34 Lease Agreement dated January 1, 2003 among C. Harry Knowles, Janet H. Knowles and Metrologic Instruments, Inc.

                    21        Subsidiaries of the Registrant

                    23.1      Consent of Ernst & Young LLP

                    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

                    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the President and Chief Operating Officer of the Company.

                    99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       METROLOGIC INSTRUMENTS, INC.


                                       By:/s/ C. Harry Knowles
                                        -----------------------------------
                                          C. Harry Knowles
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                                    Dated:  March 26, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Harry Knowles                Chairman of the Board and    March 26, 2003
----------------------------------  Chief Executive Officer
     C. Harry Knowles               (Principal Executive Officer)


/s/ Thomas E. Mills IV              Director, President, and     March 26, 2003
----------------------------------  Chief Operating Officer
     Thomas E. Mills IV


/s/Kevin Bratton                    Chief Financial Officer      March 26, 2003
----------------------------------- (Principal Financial Officer
     Kevin Bratton                  and Principal Accounting
                                    Officer)

/s/ Richard Close                   Director                     March 26, 2003
----------------------------------
     Richard Close


/s/ Janet H. Knowles                Director, Vice President,    March 26, 2003
----------------------------------  Administration, Secretary,
     Janet H. Knowles               and Treasurer


/s/ John H. Mathias                 Director                     March 26, 2003
----------------------------------
     John H. Mathias


/s/ Stanton L. Meltzer              Director                     March 26, 2003
----------------------------------
     Stanton L. Meltzer


/s/ Hsu Jau Nan                     Director                     March 26, 2003
----------------------------------
     Hsu Jau Nan


/s/ William Rulon-Miller            Director                     March 26, 2003
----------------------------------
     William Rulon-Miller

                                 CERTIFICATIONS


I, C. Harry Knowles, certify that:

1. I have reviewed this annual report on Form 10-K of Metrologic Instruments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ C. Harry Knowles
Date: March 26, 2003                         ----------------------------------
                                             C. Harry Knowles
                                             Chief Executive Officer

                                 CERTIFICATIONS


I, Thomas E. Mills IV, certify that:

1. I have reviewed this annual report on Form 10-K of Metrologic Instruments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Thomas E. Mills IV
Date: March 26, 2003                         ----------------------------------
                                             Thomas E. Mills IV
                                             President and Chief Operating
                                             Officer

                                 CERTIFICATIONS


I, Kevin J. Bratton, certify that:

1. I have reviewed this annual report on Form 10-K of Metrologic Instruments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Kevin J. Bratton
Date: March 26, 2003                         ----------------------------------
                                             Kevin J. Bratton
                                             Chief Financial Officer

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

3.2       Amended and Restated Bylaws of Metrologic
          Instruments, Inc.(incorporated by reference to
          Exhibit 3.02 to the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1994).

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

10.3      Agreement of Settlement between Symbol
          Technologies, Inc. and Metrologic Instruments,
          Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-78358)).

10.4 Agreement and Release dated February 7, 1986 among Michael L. Sanyour, C. Harry Knowles, Janet
          H. Knowles and Metrologic Instruments, Inc.
          (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-78358)).

10.5      Agreement dated January 6, 1995 between Michael
          L. Sanyour, C. Harry Knowles, Janet H. Knowles and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 10.6(a) to the Registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1994).

10.6      Promissory Note from Metrologic Instruments, Inc.
          to C. Harry Knowles (incorporated by reference to Exhibit 10.8 to the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-78358)).

10.7      Indemnification Agreement between Metrologic
          Instruments, Inc. and C. Harry Knowles and Janet
          H. Knowles (incorporated by reference to Exhibit
          10.9 to the Registrant's Registration statement on Form S-1 (Reg. No. 33-78358)).

10.8      Agreement between Symbol Technologies, Inc. and
          Metrologic Instruments, Inc. dated December 18,
          1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

10.9      First Amendment to Metrologic Instruments, Inc.
          1994 Incentive Plan dated July 1, 1997
          (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.10     Agreement for Settlement, Dismissal of Claims and
          Mutual Releases dated April 9, 1997 between
          Metrologic Instruments, Inc. and PSC Inc.
          (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed
          April 16, 1997).

10.11 Stipulation of Dismissal filed April 10, 1997 in the United States District Court for the Western
          District of New York (incorporated by reference to Exhibit 10.2 to the Registrant's Current
          Report on Form 8-K filed April 16, 1997).

10.12     Joint Venture Agreement between MTLG Investments
          Inc. and CCH Automation Systems, Inc. dated
          December 1997 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
          1997).

10.13     Quotaholders' Agreement between MTLG Investments
          Inc and CCH Automation Systems, Inc. dated
          December 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
          1997).

10.14     Guarantee of Mr. Chaim Bulka and Mrs. Gilda Meire
          Rosenberg Bulka in favor of MTLG Investments Inc.
          dated December 12, 1997 (incorporated by reference to Exhibit 10.26 to the Registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1997).

10.15 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems,
          Inc., Hamilton Sundstrand Corporation, MTLG
          Investments Inc. and Metrologic Instruments, Inc.
          (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed
          January 23, 2001).

10.16     Subordination, Nondisturbance and Attornment
          Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry Knowles,
          Janet Knowles, Metrologic Instruments, Inc. and
          PNC Bank, National Association, as Agent
          (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed
          January 23, 2001).

10.17 Security Agreement dated January 8, 2001, by and among Metrologic Instruments, Inc., C. Harry
          Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Registrant's
          Current Report on Form 8-K filed January 23,
          2001).

10.18 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry
          Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
          2001).

10.19 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
          2001).

10.20 Subordinated Promissory Note in the amount of $11 million, dated November 16, 2001, executed by MTLG Investments Inc. in favor of United
          Technology Optical Systems, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's
          Current Report on Form 8-K filed December 2,
          2001).

10.21 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H.
          Knowles (incorporated herein as exhibit 10.24 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

10.22 Amended and Restated Credit Agreement dated July 9, 2002 by and among Metrologic Instruments, Inc., Adaptive Optics Associates, Inc., the Guarantors named therein, PNC Bank, National Association, as agent to the Banks and the Banks named therein (incorporated herein as exhibit 10.25 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

10.23     Landlord's Waiver dated July 9, 2002 between C.
          Harry Knowles and Janet H. Knowles, and PNC Bank,
          National Associates as Agent (incorporated herein as exhibit 10.27 to the Company's Annual Report on Form 10-K/A3 for the period ended December
          31, 2001).

10.24 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive
          Optics Associates, Inc. and MTLG Investments Inc.
          (the "Borrowers") and C. Harry Knowles and Janet
          H. Knowles (the "Lenders") (incorporated herein as exhibit 10.28 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31,
          2001).

10.25 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive
          Optics Associates, Inc. and MTLG Investments Inc.
          (the "Borrowers") and Hsu Jau Nan (the "Lender")
          (incorporated herein as exhibit 10.29 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

10.26 Subordinated Promissory Note dated July 9, 2002 between Metrologic Instruments, Inc., Adaptive
          Optics Associates, Inc. and MTLG Investments Inc.
          (the "Borrowers") and Dale M. Fischer (the
          "Lender") (incorporated herein as exhibit 10.30
          to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

10.27     Amendment No. 1 to Amended and Restated Credit
          Agreement dated January 31, 2003 between
          Metrologic Instruments, Inc., Adaptive Optics
          Associates, Inc. and MTLG Investments Inc. and
          PNC Bank, National Association (incorporated herein as exhibit 99.1 to the Company's Form 8-K for the period ending January 31, 2003).

10.28 Note Purchase Agreement dated January 31, 2003 between C. Harry Knowles and Janet Knowles and
          Metrologic Instruments, Inc., Adaptive Optics
          Associates, Inc. and MTLG Investments Inc.
          (incorporated herein as exhibit 99.2 to the Company's Form 8-K for the period ending January
          31, 2003).

10.29     10% Secured Subordinated Note in the amount of
          $4,260,000 due January 31, 2008 dated January 31,
          2003 between Metrologic Instruments, Inc.,
          Adaptive Optics Associates, Inc. and MTLG
          Investments Inc. and C. Harry Knowles and Janet
          Knowles (incorporated herein as exhibit 99.3 to the Company's Form 8-K for the period ending
          January 31, 2003).

10.30     Registration Rights Agreement dated January 31,
          2003 between Metrologic Instruments, Inc. and C.
          Harry Knowles and Janet Knowles (incorporated herein as exhibit 99.5 to the Company's Form 8-K for the period ending January 31, 2003).

10.31     Promissory Note Payoff Agreement dated January
          13, 2003 between MTLG Investments Inc. and United
          Technologies Optical Systems, Inc. (incorporated herein as exhibit 99.6 to the Company's Form 8-K for the period ending January 31, 2003).

10.32     Intercreditor and Subordination Agreement dated
          January 31, 2003 between PNC Bank, National
          Association, C. Harry Knowles and Janet Knowles,
          Metrologic Instruments, Inc., Adaptive Optics
          Associates, Inc. and MTLG Investments Inc.
          (incorporated herein as exhibit 99.7 to the Company's Form 8-K for the period ending January
          31, 2003).

10.33     Amended Common Stock Purchase Warrant dated
          February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc. common stock to
          C. Harry Knowles and Janet Knowles.

10.34     Lease Agreement dated January 1, 2003 among C.
          Harry Knowles, Janet H. Knowles and Metrologic
          Instruments, Inc.

21        Subsidiaries of the Registrant

23.1      Consent of Ernst & Young LLP

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief
          Executive Officer of the Company.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the President and Chief Operating Officer of the
          Company.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief
          Financial Officer of the Company.

          (b)  Reports on Form 8-K

               None

Exhibit 10.33

NEITHER THIS WARRANT NOR THE WARRANT SHARES (AS DEFINED HEREIN) ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR THE SECURITIES LAWS OF ANY STATE, AND NEITHER MAY BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

                          METROLOGIC INSTRUMENTS, INC.
                              AMENDED AND RESTATED
                         COMMON STOCK PURCHASE WARRANT

Date of Issuance: January 31, 2003                (Void after January 31, 2013)
Amended and Restated: February 5, 2003


                  METROLOGIC INSTRUMENTS, INC., a New Jersey corporation (the "Company"), for value received, hereby certifies and agrees that C. Harry Knowles and Janet Knowles or their registered assigns (collectively, the "Registered Holder"), is entitled, subject to the terms set forth below, to purchase from the Company, at any time or from time to time on or before the tenth (10th) anniversary of the Date of Issuance at not later than 5:00 p.m. (such date and time, the "Expiration Time") Sixty-Five Thousand (65,000) validly issued, fully paid and nonassessable shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), at a purchase price equal to $10.41 per share, which number of shares shall be subject to adjustment from time to time pursuant to the provisions of this Warrant. The shares purchasable upon exercise of this Warrant, and the purchase price per share, each as adjusted from time to time pursuant to the provisions of this Warrant, are hereinafter referred to as the "Warrant Shares" and the "Exercise Price," respectively. The term "Warrant" as used herein shall include this Warrant and any other warrants delivered in substitution or exchange therefor, as provided herein. Each Warrant not exercised prior to the Expiration Time shall be deemed to have expired.

                  The sole intended effect of the February 5, 2003 amendment to this Warrant is to delete provisions related to weighted-average anti-dilution protection and to make corresponding changes to section numbering and for no other purpose. The Date of Issuance, and any other dates calculated therefrom, shall remain January 31, 2003.

1. Exercise.

     (a) This Warrant may be exercised by the Registered Holder, in whole or in part, pursuant to the following mechanisms:

          (i) by surrendering this Warrant, with a Notice of Exercise in the form of Annex A hereto (the "Notice of Exercise") duly executed by such Registered Holder or by such Registered Holder's duly authorized attorney-in-fact, at the principal office of the Company, or at such other office or agency as the Company may designate in writing (the "Company's Office"), accompanied by payment in full, in lawful money of the United States, of the Exercise Price payable in respect of the number of shares of Warrant Shares purchased upon such exercise; or

          (ii) by surrendering this Warrant, with a Notice of Cashless Exercise in the form of Annex B attached hereto (a "Cashless Exercise") duly executed by such Registered Holder or by such Registered Holder's duly authorized attorney-in-fact, at the Company's Office. Such presentation and surrender shall be deemed a waiver of the Registered Holder's obligation to pay the Exercise Price for the Warrant Shares. In the event of a Cashless Exercise, the Registered Holder shall exchange this Warrant for that number of shares of Common Stock equal to the number of Warrant Shares specified in such Notice of Cashless Exercise multiplied by a fraction, the numerator of which shall be the difference between the then current market value per share of Common Stock and the Exercise Price, and the denominator of which shall be the then current market value per share of Common Stock. For purposes of any computation under this Warrant, the then current market price per share of Common Stock at any date (the "Market Value") shall be deemed to be either (A) in the event the Common Stock is admitted to trading or listed on a national securities exchange or sold "over the counter," the average of the last reported sale price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the date of the Cashless Exercise or, in case no such reported sales take place or are available, the average of the last reported bid and asked prices of such stock for the twenty (20) consecutive trading days immediately preceding, in either case on the principal national securities exchange or "over the counter" market on which such stock is admitted to trading or listed, or (B) in the event the Common Stock is not admitted to trading or listed on any national securities exchange, such reasonable fair market value, as shall be determined in good faith by the Board of Directors of the Company.

     (b) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which this Warrant shall have been surrendered to the Company (as evidenced by the applicable postmark or other evidence of transmittal) as provided in Section 1(a) hereof. At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in Section 1(c) hereof shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

     (c) As soon as practicable after the exercise of this Warrant, in full or in part, and in any event within ten (10) days thereafter, the Company, at its expense, will cause to be issued in the name of, and delivered to, the Registered Holder, or as such Registered Holder (upon payment by such Registered Holder of any applicable transfer taxes) may direct:

          (i) a certificate or certificates for the number of full Warrant Shares to which such Registered Holder shall be entitled upon such exercise plus, in lieu of any fractional share to which such Registered Holder would otherwise be entitled, cash in an amount determined pursuant to Section 4 hereof; and

          (ii) in case such exercise is in part only, a new warrant or warrants (dated the date hereof) of like tenor, representing in the aggregate on the face or faces thereof the number of Warrant Shares equal (without giving effect to any adjustment therein) to the number of such shares called for on the face of this Warrant minus the number of such shares purchased by the Registered Holder upon such exercise as provided in Section 1(a) hereof.

2. Adjustments. The Exercise Price and the number of shares of Warrant Shares issuable upon exercise of this Warrant are subject to adjustment from time to time as follows:

     (a) Stock Dividend, Split or Subdivision of Shares. If the number of shares of Common Stock outstanding at any time after the date hereof is increased or deemed increased by a stock dividend payable in shares of Common Stock or by a subdivision or split-up of shares of Common Stock (other than a change in par value, from par value to no par value or from no par value to par value), then, following the effective date fixed for the determination of holders of Common Stock entitled to receive such stock dividend, subdivision or split-up, the Exercise Price shall be appropriately decreased (but in no event shall the Exercise Price be decreased below the par value of the Common Stock issuable upon exercise of this Warrant) and the number of shares of Common Stock issuable on exercise of each Warrant shall be increased, without payment of any additional consideration therefor, in proportion to such increase in outstanding shares (on a fully diluted basis).

     (b) Combination of Shares. If, at any time after the date hereof, the number of shares of Common Stock outstanding is decreased by a combination of the outstanding shares of Common Stock (other than a change in par value, from par value to no par value or from no par value to par value), then, following the record date fixed for such combination, the Exercise Price shall be appropriately increased and the number of shares of Common Stock, issuable on exercise of each Warrant shall be decreased in proportion to such decrease in outstanding shares.

     (c) Reorganizations, Consolidations, Etc. In the event, at any time after the date hereof, of any capital reorganization, or any reclassification of the capital stock of the Company (other than a change in par value or from par value to no par value or from no par value to par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or the consolidation or merger of the Company with or into another person (other than consolidation or merger in which the Company is the continuing corporation and which does not result in any change in the powers, designations, preferences and rights (or the qualifications, limitations or restrictions, if any) of or conversion of the capital stock of the Company as amended from time to time) or of the sale or other disposition of all or substantially all the properties and assets of the Company in its entirety to any other person (any such transaction, an "Extraordinary Transaction"), then this Warrant shall be exercisable for the kind and number of shares of stock or other securities or property of the Company, or of the corporation resulting from or surviving such Extraordinary Transaction, that a holder of the number of shares of Common Stock, deliverable (immediately prior to the effectiveness of the Extraordinary Transaction) upon exercise of this Warrant would have been entitled to receive upon such Extraordinary Transaction if this Warrant had been exercised immediately prior thereto. The provisions of this Section 2(c) shall similarly apply to successive Extraordinary Transactions. If the per-share consideration payable to the Registered Holder for shares in connection with any Extraordinary Transaction is in a form other than cash or marketable securities, then the value of such consideration shall be determined in good faith by the Board of Directors of the Company. In all events, appropriate adjustment (as determined in good faith by the Board of Directors of the Company) shall be made in the application of the provisions of this Warrant with respect to the rights and interests of the Registered Holder after the Extraordinary Transaction, to the end that the provisions of this Warrant shall be applicable after that event, as near as reasonably may be, in relation to any shares or other property deliverable after that event upon exercise of this Warrant.

     (d) Excluded Stock. "Excluded Stock" shall mean:

          (i) Common Stock issuable upon the exercise of any warrant outstanding prior to the date hereof or issued as of the date hereof, including, without limitation, this Warrant;

          (ii) Common Stock issued to directors, officers, employees, consultants and advisors who provide bona fide services to the Company, pursuant to any grants, options to purchase or rights to subscribe for such Common Stock granted pursuant to any award, option or rights plan, agreement or arrangement approved by the Board of Directors of the Company;

          (iii) Stock issued in transactions described in Section 2(a), (b) or
(c) hereof; or

          (iv) Securities issued pursuant to the acquisition of another corporation, partnership, company, joint venture, trust or other entity by the Company by merger, consolidation, stock acquisition, reorganization, or otherwise whereby the Company, or its stockholders or record immediately prior to the effectiveness of such transaction, directly or indirectly own at least a majority of the voting power of such other entity or the resulting or surviving corporation immediately after such transaction.

     (e) Calculations. All calculations under this Section 2 shall be made to the nearest cent ($.01) or to the nearest share, as the case may be.

     (f) Certificate as to Adjustments. Whenever the Exercise Price or the number of Warrant Shares shall be adjusted as provided in this Section 2, the Company shall file, at its principal office, at the office of the transfer agent for the Common Stock, if any, or at such other place as may be designated by the Company, a statement showing in detail the facts requiring such adjustment and the Exercise Price or the number of Warrant Shares that shall be in effect after such adjustment. The Company shall also cause a copy of such statement to be sent by first-class, certified mail, return receipt requested, postage prepaid, to the Registered Holder at such Registered Holder's address appearing on the Company's records. Where appropriate, such copy may be given in advance.

     (g) Certain Events. If any event occurs of the type contemplated by the provisions of this Section 2 but not expressly provided for by such provisions, the Board of Directors of the Company shall make an appropriate adjustment to the Exercise Price and the number of Warrant Shares as to protect the rights of the Registered Holder; provided that no such adjustment shall increase the Exercise Price and decrease the number of Warrant Shares, except as otherwise determined pursuant to this Section 2.

3. Shares to be Fully Paid; Reservation of Shares; Free of Preemptive Rights. The Company covenants and agrees that all shares of Common Stock which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance by the Company, be validly issued, fully paid and nonassessable, and free from preemptive rights and free from all taxes, liens and charges with respect thereto. The Company further covenants and agrees that, during the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized and reserved, free from preemptive rights, out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the exercise of this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of the rights represented by this Warrant. The Company represents that this Warrant and any shares of Common Stock issuable upon exercise hereof will be issued free and clear of preemptive rights, rights of first refusal or similar rights entitling others to purchase such securities other than contractual rights imposed by the Registered Holder.

4. Fractional Shares. The Company shall not be required upon the exercise of this Warrant to issue any fractional shares, but shall make an adjustment therefor in cash on the basis of the Market Value for each fractional share of the Company's Common Stock which would be issuable upon exercise of this Warrant.

5. Requirements for Transfer.

     (a) Transfer. Subject to the provisions of this Section 5 and the restrictions on transfer under the Securities Act and applicable state securities laws, this Warrant and all rights hereunder are transferable, in whole or in part, upon the surrender of this Warrant with a properly executed Assignment Form in substantially the form attached hereto as Annex C (the "Assignment") at the principal office of the Company.

     (b) Exchange of Warrant Upon a Transfer. On surrender of this Warrant for exchange, properly endorsed on the Assignment and subject to the provisions of this Warrant and with the limitations on assignments and transfers as contained in this Section 5, the Company at its expense shall issue to or on the order of the Registered Holder a new warrant or warrants of like tenor, in the name of the Registered Holder or as the Registered Holder (on payment by the Registered Holder of any applicable transfer taxes) may direct, for the number of shares issuable upon exercise hereof.

6. No Impairment. The Company will not, by amendment of its charter or through reorganization, consolidation, merger, dissolution, sale of assets or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant but will at all times carry out all such terms and take all such action as may be reasonably necessary or appropriate in order to protect the rights of the holder of this Warrant against impairment.

7. Notices of Record Date, Etc. In case:

     (a) the Company shall take a record of the holders of its Common Stock (or other stock or securities at the time deliverable upon the exercise of this Warrant) for the purpose of entitling or enabling them to receive any dividend or other distribution, or to receive any right to subscribe for or purchase any shares of stock of any class or any other securities, or to receive any other right; or

     (b) of any capital reorganization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the surviving entity), or any transfer of all or substantially all of the assets of the Company; or

     (c) of the voluntary or involuntary dissolution, liquidation or winding-up of the Company, then, and in each such case, the Company will mail or cause to be mailed to the Registered Holder of this Warrant a notice specifying, as the case may be, (i) the date on which a record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right, or (ii) the effective date on which such reorganization, reclassification, consolidation, merger, transfer, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock (or such other stock or securities at the time deliverable upon the exercise of this Warrant) shall be entitled to exchange their shares of Common Stock (or such other stock or securities) for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, transfer, dissolution, liquidation or winding-up. Such notice shall be mailed at least ten (10) days prior to the record date or effective date for the event specified in such notice unless such prior notice is waived by the Registered Holder.

8. Replacement of Warrant. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and (in the case of loss, theft or destruction) upon delivery of an indemnity agreement reasonably satisfactory to the Company, or (in the case of mutilation) upon surrender and cancellation of this Warrant, the Company will issue, in lieu thereof, a new Warrant of like tenor and amount.

9. Mailing of Notices, Etc. All notices and other communications from the Company to the Registered Holder of this Warrant shall be delivered by (i) courier, certified mail or hand delivery or (ii) facsimile, to the address furnished to the Company in writing by the last Registered Holder of this Warrant who shall have furnished an address to the Company in writing and will be deemed to have been delivered upon receipt. All notices and other communications from the Registered Holder of this Warrant or in connection herewith to the Company shall be delivered by (i) courier, certified mail or hand delivery or (ii) facsimile,, to the Company at its principal office set forth below and will be deemed to have been delivered upon receipt. If the Company should at any time change the location of its principal office to a place other than as set forth below, then it shall give prompt written notice to the Registered Holder of this Warrant and thereafter all references in this Warrant to the location of its principal office at the particular time shall be as so specified in such notice.

10. Change or Waiver. Any term of this Warrant may be changed or waived only by an instrument in writing signed by the party against which enforcement of the change or waiver is sought.

11. Headings. The headings in this Warrant are for purposes of reference only and shall not limit or otherwise affect the meaning of any provision of this Warrant.

12. Governing Law. This Warrant shall be governed by and construed in accordance with the domestic substantive laws of the State of New Jersey, without giving effect to any choice or conflict of law provision or rule that would cause the application of the laws of any other jurisdiction.

                           [Signature page follows.]

                  IN WITNESS WHEREOF, METROLOGIC INSTRUMENTS, INC. has caused this Amended and Restated Warrant to be signed by its duly authorized officer under its corporate seal and to be dated on the day and year written above.

                                  METROLOGIC INSTRUMENTS, INC.


                                  By:   /s/Thomas E. Mills IV
                                        -----------------------------
                                        Name: Thomas E. Mills IV
                                        Title: President

                                    Annex A

                            NOTICE OF EXERCISE FORM

To: ___________________________         Dated: ________________________________


                  The undersigned, pursuant to the provisions set forth in the attached Warrant, hereby irrevocably elects to purchase ______________ shares of Common Stock covered by such Warrant and herewith makes payment of $ ____________, representing the full purchase price for shares at the exercise price per share provided for in such Warrant.

                                    Signature:_________________________

                                    Address: __________________________

                                             --------------------------

                                             --------------------------

                                    Annex B

                        NOTICE OF CASHLESS EXERCISE FORM

To: _____________________________         Dated: ______________________________


                  The undersigned, pursuant to the provisions set forth in the attached Warrant, hereby irrevocably elects to exchange the Warrant for ________________ shares of Common Stock covered by such Warrant pursuant to the Cashless Exercise provisions of the Warrant, in accordance with Section 1(a)(ii) of such Warrant.

                                     Signature: _________________________

                                     Address:  __________________________

                                               --------------------------

                                               --------------------------

                                    Annex C

                                ASSIGNMENT FORM

                  FOR VALUE RECEIVED,
___________________________________________ hereby sells, assigns and transfers all of the rights of the undersigned under the attached Warrant with respect to the number of shares of Common Stock covered thereby set forth below, unto:

Name of Assignee                 Address                  No. of Shares




Dated: ________________________            Signature: _________________________

Dated: ________________________            Witness: ___________________________

Exhibit 10.34

                                LEASE AGREEMENT

          THIS LEASE AGREEMENT made this 1st day of January, 2003 by and between C. Harry Knowles and Janet H. Knowles, residing at 425 East Linden Street, Moorestown, New Jersey 08057 (hereinafter called "Landlord") and Metrologic Instruments, Inc., a New Jersey corporation, having its principal place of business at 90 Coles Road, Blackwood, New Jersey 08012 (hereinafter called "Tenant").

I.        PREMISES

          In consideration of the rents, agreements, conditions and covenants herein contained and on the part of the Tenant to be paid and performed, Landlord hereby devises, rents, and lets to Tenant and Tenant takes and hires from Landlord the following described premises (hereinafter called "Premises") subject to all present and future restrictions, easements, and any and all agreements affecting the Premises:

          The entire property located at 90 Coles Road, Blackwood, New Jersey (Tax Map Lots 49 & 50, Block 11001), including a building with 115,828 square feet of office and manufacturing space and its surrounding parking lots and grounds.

II.       TERM

          The term of this Lease shall be for a period of ten (10) years, commencing on January 1, 2003 and ending on December 31, 2012.

III.      OPTION TO RENEW

          Landlord grants to Tenant the exclusive right and option to renew or extend the term of this Lease for one period of five (5) years commencing at the expiration of the original term on December 31, 2012. Written notice of the exercise of this option shall be given to the Landlord by the Tenant not less than six (6) months prior to the expiration of the original term. Such notice shall be given personally or by certified mail, return receipt requested. It is expressly agreed that time is of the essence in the giving of such notice. Failure by Tenant to provide written notice of the exercise of this option in the manner described shall result in the lapse of such option. Tenant shall not sell, transfer, assign, mortgage or pledge this option to renew without the prior written consent of the Landlord, and any attempt to do so shall render this option to renew null and void. This option is subject to and conditioned upon full performance and compliance by the Tenant of all terms, covenants and conditions in this Lease, including, but not limited to, the payment of all rent and other charges due hereunder.

          In the event that Tenant exercises this option to renew, all the terms and conditions of this Lease shall apply during the renewal term, and the rent shall continue to increase annually in accordance with the provisions contained in Article V.

IV.       PURPOSE

          The Tenant covenants and agrees to use the Premises for offices and manufacturing. Tenant shall not use nor permit the Premises to be used for any other purpose without the prior written consent of the Landlord.

V.        RENT

          The rent for the period from January 1, 2003 through December 31, 2003 shall be $810,796.00 per annum payable in equal monthly installments of $67,566.33. Each monthly installment shall be payable in advance on the first day of each month.

          Starting on January 1, 2004, and on January 1 of each year thereafter, the rent shall increase by 2% per year, and the monthly installments shall increase accordingly.

          In the event that the parties opt to renew this lease for the term provided for in Section III above, the parties agree to discuss the amount of the rent and future rent increases during the term and reach an agreement prior to the start of any renewal term.

VI.       ALTERATIONS AND IMPROVEMENTS

          Tenant shall make no alterations, additions or improvements and shall install no climate regulating, air-conditioning, cooling, heating or sprinkler systems, television or radio antennas, heavy equipment, apparatus and fixtures, without the written consent of the Landlord, which shall not be unreasonably withheld. All such alterations, additions or improvements, when made, installed in or attached to the Premises, shall belong to and become the property of the Landlord and shall be surrendered with the Premises as part thereof upon the termination of this Lease. Notwithstanding the foregoing, however, at the termination of this Lease, Tenant may remove any fixtures which constitute business equipment provided that Tenant shall restore the Premises to its original condition, normal wear and tear excepted. Tenant shall not place nor allow to be placed any signs of any kind whatsoever upon, in or about the Premises, except as may be consented to by the Landlord in writing, which consent shall not be unreasonably withheld. Any signs permitted by the Landlord shall at all times conform with all municipal ordinances or other laws and regulations applicable thereto. Landlord will assign to Tenant for the duration of the Lease the benefit of all manufacturer warranties on all mechanical systems.

VII.      ACCEPTANCE OF PREMISES

          By entry and commencement of use and occupancy of the Premises, Tenant acknowledges that Tenant has examined the Premises, accepts the same "as is", and has entered into this Lease without any representation on the part of the Landlord as to the condition thereof. Landlord makes no warranties, expressed or implied, regarding the condition of the Premises or its fitness for use of any particular purpose.

VIII.     INSURANCE

          The Tenant shall obtain, pay for and keep in effect for the benefit of Landlord property insurance for the Premises in case of loss from fire or other casualty. The Tenant shall obtain, pay for and keep in effect for the benefit of Landlord and Tenant Commercial General Liability insurance on the Premises with an insurance company acceptable to the Landlord. The coverage amounts for each such policy shall be as prescribed by Landlord from time to time. Tenant shall name Landlord: (a) as a loss payee and an additional insured on such property insurance policy; and (b) as an additional insured on all Commercial General Liability insurance policies. Tenant shall provide Landlord with a Certificate of Insurance showing the above for such insurance within fifteen (15) days of the commencement date of this Lease.

IX.       LIABILITY OF LANDLORD AND TENANT

          Except where caused by Landlord's willful conduct or gross negligence, Landlord shall not be held responsible for and is hereby expressly relieved from any and all liability to Tenant or any other person by reason of any injury, loss or damage to any person or property in or about the Premises whether the same be due to fire, breakage, leakage, use, misuse, hatches, openings, defective construction, failure to order supplies, light or power, electric wiring, plumbing, machinery, wind, lightning, storm or any other cause whatsoever. Tenant shall defend the Landlord from and reimburse Landlord for all liability and costs resulting from any injury or damage due to the act or neglect of the Tenant or the Tenant's employees.

X.        UTILITIES AND SERVICE

          The Tenant shall arrange and pay for all utilities and services required for the Premises, including heat, cooling, hot and cold water, electricity, gas, sewer, alarm systems and maintenance service contracts. Tenant is responsible for the maintenance of any well and/or septic systems servicing the premises, if applicable.


XI.       MAINTENANCE AND REPAIRS

          The Tenant shall maintain the Premises and all equipment and fixtures used in connection therewith in good repair and appearance, including the sprinkler systems, and any fire or burglar alarm systems. The Tenant shall make all necessary repairs to the Premises (including the walks, driveway and parking area) and all equipment and fixtures in it. The Tenant shall replace, when necessary, equipment and fixtures servicing the Premises. The Tenant shall maintain, repair and replace, when necessary, the roof and the plumbing, cooling, heating and electrical systems servicing the Premises. The Tenant shall maintain the grounds and keep the walks, driveway and parking area free from trash, debris, snow and ice.

XII.      ACCESS TO PREMISES

          Landlord shall have the right at all reasonable times, including times outside of regular business hours, and for emergency repairs, to enter the Premises for the purpose of examining or inspecting the same, providing service or maintenance, or making such repairs or alterations therein as Landlord shall deem necessary. During the last 120 days of the Lease term, the Landlord may exhibit the Premises to prospective new tenants. Tenant shall provide Landlord with necessary keys for entry into the Premises.

XIII.     RESTRICTION ON TENANT'S USE OF PREMISES

          Tenant shall not do or permit anything to be done upon the Premises which would:
          (a)      Impair the appearance of the Premises;
          (b) Impair or interfere with the proper maintenance and service of the Premises:
          (c) Make void or voidable any insurance enforced upon the Premises or increase the cost of any such insurance;
          (d)      Make it impossible to obtain insurance upon the Premises;
          (e)      Cause structural damage to the Premises or any part thereof;
          (f)      Constitute a public or private nuisance;
          (g) Violate any present or future laws or regulations of any governmental body.

XIV.     DEFAULT AND REMEDIES

         Tenant shall be in default hereunder if any of the following events occur:

          (a) Tenant fails to make any payment of rent of additional rent on the due date thereof and fails to cure such delinquency within ten (10) days after written notice thereof has been given to Tenant by Landlord;
          (b) Tenant fails to comply with any covenant or condition of this Lease other than the covenant for the payment of rent and fails to cure such noncompliance within thirty (30) days after written notice thereof has been given to Tenant by Landlord.
          (c)      Tenant vacates the Premises:
          (d) Tenant is the subject of a legal proceeding which results in a levy or a charging order against or the acquisition of its leasehold interest by a trustee in bankruptcy, receiver, assignee, or other legal officer appointed in any insolvency or creditor's proceeding:
          (e) Tenant uses or permits to be used for a purpose other than those permitted under this Lease and fails to stop such unpermitted use within ten (10) days after receipt of written notice to do so from Landlord;
          (f) Tenant subleases the Premises or any part thereof, or assigns this Lease without receiving the prior written consent of Landlord, which consent shall not be unreasonably withheld or delayed.

          In the event of such default, Landlord may terminate this Lease on not less than three (3) days notice to Tenant and Tenant shall quit and surrender the Premises to Landlord. Tenant shall remain liable as hereinafter provided.
If the Lease shall have been so terminated by Landlord, Landlord may at any time thereafter resume possession of the Premises by any lawful means and remove Tenant or other occupants and their effects.

         Where Landlord has recovered possession of the Premises by reason of Tenant's default, Landlord may, at Landlord's option, occupy the Premises or cause the Premises to be redecorated, altered, divided, consolidated with other adjoining premises, or otherwise changed or prepared for reletting, and may relet the Premises or any part thereof as agent of Tenant or otherwise for a term or terms to expire prior to, or at the same time as, or subsequent to, the original expiration date of this Lease. Landlord may receive the rent thereof, applying the same first to the payment of such expenses Landlord may have incurred in connection with the recovery of possession, preparation for reletting, and the reletting, including brokerage and reasonable attorneys fees, and then to the payment of damages and amounts equal to the rent hereunder and to the cost and expense of performance of the other covenants of Tenant as herein provided. Tenant agrees, whether or not Landlord has relet, to pay to Landlord damages equal to the rent and other sums herein agreed to be paid by Tenant, less the net proceeds of reletting, if any, as ascertained from time to time, and the same shall be payable by Tenant on the rental due dates specified in Article V above. In reletting the Premises as aforesaid, Landlord may grant rent concessions and Tenant shall not be credited therewith. No reletting shall constitute a surrender and acceptance or be deemed evidence thereof. Tenant shall not be entitled to any surplus accruing as a result of any reletting. If Landlord elects pursuant hereto to occupy and use the Premises or any part thereof during any part of the balance of the term as originally fixed or extended, there shall be allowed against Tenant's obligation for rent or damages as herein defined, during the period of Landlord's occupancy, the reasonable value of such occupancy, not to exceed in any event the rent herein reserved. Such occupancy shall not be construed as a release of Tenant's liability hereunder. The failure of Landlord to insist upon the strict performance of any of the terms, conditions and covenants herein shall not be deemed a waiver of any subsequent breach or default in the terms, conditions and covenants herein contained.

XV.       LANDLORD'S OBLIGATIONS

          Landlord's obligations hereunder shall be binding upon Landlord only for the period of time that Landlord owns the Demised Premises. Upon termination of that ownership, except as to any obligations which have then matured, Tenant shall look solely to Landlord's successor in interest for the satisfaction of obligations of Landlord hereunder.

XVI.      REAL ESTATE TAXES

          Tenant shall pay, on behalf of and for the benefit of Landlord, all real estate taxes on the Premises directly to the appropriate taxing authority.

XVII.     LATE PAYMENT

          In the event that any payment required of the Tenant hereunder shall not be paid within ten (10) days after the first day of the month, Tenant shall upon demand pay a late charge to Landlord in an amount equal to five (5%) percent of the amount overdue, per month, and such late charge shall be deemed "rent" for all purposes under this Lease.

XVIII.    WAIVER OF SUBROGATION

          Tenant waives all right of recovery against the Landlord or Landlord's agents, employees or other representatives, for any loss, damages or injury of any nature whatsoever to property or persons for which the Tenant is insured; provided, however, that this release shall be effective only with respect to loss or damage occurring during such time as the appropriate policy of insurance shall contain a clause to the effect that this waiver shall not affect said policy or the right of the insured to recover thereunder.

XIX.      FIRE OR OTHER CASUALTY

          In the event the Premises are totally destroyed by fire or other casualty or are damaged to such an extent that Landlord desires to raze or remodel the Premises, then the term of the Lease hereby created shall end on the date of such fire or casualty. Tenant shall pay the rent and other charges for which it is responsible under this Lease apportioned to the time of such fire or other casualty and shall surrender possession on the Premises. If, however, the Premises, in the judgment of Landlord, can be repaired within a period of sixty (60) days so as to be in as good condition as at the beginning of the term, the Lease and the term herein created shall not be affected and the repairs shall be made promptly by the Tenant.

XX.       CONDEMNATION

          Tenant agrees that if the Premises, or any part thereof, shall be taken or condemned for a public or quasi-public use or purpose by any competent authority, Tenant shall have no claim against the Landlord and shall not have any claim or right to any portion of the amount that may be awarded as damages or paid as a result of any such condemnation. All rights of the Tenant to damages therefore, if any, are hereby assigned by the Tenant to the Landlord; provided, however, that Tenant may make claim against the condemning authority for relocation expenses. Upon such condemnation or taking, the term of this Lease shall, at the option of landlord, cease and terminate from the date of such governmental taking or condemnation, and Tenant shall have no claim against the Landlord for the value of any unexpired term of this Lease.

XXI.      GOVERNING LAW

          This Lease shall be construed, governed and enforced in accordance with the laws of the State of New Jersey.

XXII.     SUBORDINATION

          This Lease is subject to and subordinate to any and all mortgages now or hereafter placed upon the Premises. As long as Tenant is not in default and performs its obligations hereunder, Tenant shall not be disturbed in its possession of the Premises and this Lease shall remain in full force and effect. This subordination shall be self-executing, but Tenant nevertheless agrees upon demand of Landlord to execute, acknowledge, and deliver such instruments as shall be requested by any mortgagee or proposed mortgagee to confirm such subordination. To this end, Tenant hereby appoints Landlord his Attorney-in-Fact, irrevocably, to execute and deliver any such instrument on Tenant's behalf.

XXIII.    SEVERABILITY

          In the event that any portion of this Lease shall be held unenforceable or void, such determination shall not in any event affect the provisions of enforceable or void, such determination shall not in any event affect the provisions of enforceability of the remainder of this Lease.

XXIV.     NOTICES

          All notices provided for this Lease, whether stated to be given by certified mail or otherwise, shall be required to be personally delivered or sent by certified mail to the addresses appearing in the Preamble of this Lease.

         The entities and the addresses to which notices are to be directed may from time to time be changed by either party hereto upon certified mail notice to the other at least ten (10) days before such change of entity or address shall be effective.

XXV.      BINDING EFFECT

          All rights and liabilities herein given to or imposed upon the respective parties hereto shall extend to and bind the several and respective heirs, executors, administrators, successors and assigns of said parties.

XXVI.     REMEDIES NOT EXCLUSIVE

          No right or remedy herein conferred upon or reserved to Landlord or Tenant is intended to be exclusive of any other right or remedy, but each shall be cumulative and in addition to every other right or remedy herein given or now or hereafter existing at law or equity or by statute.

XXVII.    ENTIRE AGREEMENT

          It is expressly understood and agreed by and between the parties hereto that this Lease, and any exhibits that may be attached hereto, set forth all promises, agreements, conditions and understandings between Landlord or its agents and Tenant relative to the Premises. There are no promises, agreements, conditions or understandings, either oral or written, between them other than are herein set forth. It is further understood and agreed that, except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Lease shall be binding upon Landlord or Tenant unless reduced to writing and signed by both parties.

XXVIII.   INTERPRETATION

          In all references herein to any parties, persons, entities or corporations the use of any particular gender or the plural or singular number is intended to include the appropriate gender or number as the text of the within instrument may require.

XXIX.     SECURITY DEPOSIT

          The Landlord acknowledges that Tenant gave to Landlord the sum of $60,000.00 as a security deposit under the predecessor to this Lease Agreement dated March 19, 1990. This security deposit shall continue to be the property of the Landlord during the term of the Lease and need not be held in escrow or otherwise segregated from Landlord's other assets. The Landlord may deduct from the security deposit any expenses incurred in connection with the Tenant's violation of any agreement in this Lease. If the Tenant does not leave the Premises in good condition at the end of the Lease term, the security deposit may be used to put the Premises in good condition. If the amount of damage exceeds the security deposit, the Tenant shall be responsible for paying the additional amount to the Landlord on demand.

         If the Landlord uses the security deposit or any part of it during the Lease term, theTenant shall on demand pay the Landlord for the amount spent. The amount of the security deposit is to remain constant throughout the Lease term. The security deposit is not to be used by the Tenant for the payment of rent. The Landlord shall repay to the Tenant any balance remaining within a reasonable time after the end of the Lease term. The Tenant shall not be entitled to interest on the security deposit.

         If the Landlord's interest in the Premises is transferred, the Landlord shall turn over the security deposit to the new landlord. The Landlord shall notify the Tenant of the name and address of the new landlord. Notification must be given within five (5) days after the transfer by registered or certified mail. The Landlord shall then no longer be responsible to the Tenant for the repayment of the security deposit. The new landlord shall be responsible to the Tenant for the return of the security deposit.

         IN WITNESS WHEREOF, the parties hereto have caused this Lease to be executed the day and year first above written.


LANDLORD:                               /s/C. H. Knowles
                                        ---------------------------------------
Witness:                                C. HARRY KNOWLES
/s/Nancy A. Smith
---------------------------------


                                        /s/Janet H. Knowles
                                        ---------------------------------------
Witness:                                JANET H. KNOWLES
/s/Nancy A. Smith
---------------------------------



TENANT:
                                         METROLOGIC INSTRUMENTS, INC.


                                         By: /s/T.E. Mills
                                            ----------------------------------
                                            Thomas E. Mills IV,
                                            President and COO

CORPORATE SEAL
Attest:
/s/Janet H. Knowles
---------------------------------
Janet H. Knowles, Secretary

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

Exhibit 23.1

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89376) pertaining to the Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement (Form S-8 No. 33-86670) pertaining to the Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated February 12, 2003, except for the fifth paragraph of Note 8 and the second and last paragraphs of Note 10, as to which the date is February 28, 2003, with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in this Annual Report
(Form 10-K) for the year ended December 31, 2002.


Philadelphia, Pennsylvania
March 25, 2003

EXHIBIT 99.1



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the Year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/C. Harry Knowles
------------------------------------
C. Harry Knowles
Chief Executive Officer
March 26, 2003

Exhibit 99.2



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the Year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas E. Mills IV, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Thomas E. Mills IV
------------------------------------
Thomas E. Mills IV
President and Chief Operating Officer
March 26, 2003

Exhibit 99.3


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the Year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
March 26, 2003