Form 10-Q
period 2003-03-31
METROLOGIC INSTRUMENTS INC
filed 2003-05-15
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

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

As of May 12, 2003 there were 5,489,619 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 2003 (unaudited) and December 31, 2002                   3

         Condensed Consolidated Statements of Operations (unaudited)
         -Three Months Ended March 31, 2003 and 2002                        4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         -  Three Months Ended March 31, 2003 and 2002                      5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        15

Item 4.   Controls and Procedures                                          15

Part II - Other Information

Item 1.  Legal Proceedings                                                 16
Item 2.  Changes in Securities and Use of Proceeds                         16
Item 3.  Defaults upon Senior Securities                                   16
Item 4.  Submission of Matters to a Vote of Security Holders               16
Item 5.  Other Information                                                 16
Item 6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 18

Certifications                                                             19

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       March 31,   December 31,
Assets                                                   2003         2002
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $    923     $  1,202
        Restricted cash                                       -        1,000
        Accounts receivable, net of allowance            18,765       20,412
        Inventory                                        14,630       14,039
        Deferred income taxes                               802          268
        Other current assets                              1,518        2,258
                                                       --------     --------
     Total current assets                                36,638       39,179

     Property,  plant and equipment, net                 12,413       12,600
     Patents and trademarks,  net of amortization         4,813        4,688
     Holographic technology,  net of amortization           339          368
     Advance license fee, net of amortization             1,265        1,294
     Goodwill, net of amortization                       15,606       15,175
     Deferred income taxes                                    -          190
     Other assets                                           743          758
                                                       --------     --------
     Total assets                                      $ 71,817     $ 74,252
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  2,157     $  1,347
        Current portion of notes payable                  1,952        5,708
        Accounts payable                                  8,928        8,719
        Accrued expenses                                  9,600        9,389
        Deferred contract revenue                           611        1,707
                                                       --------     --------
     Total current liabilities                           23,248       26,870

     Lines of credit, net of current portion              2,726            -
     Notes payable,  net of current portion               7,518       14,431
     Deferred income taxes                                  551            -
     Other liabilities                                    3,963        3,480

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized; 5,473,939 and 5,472,555 shares
            issued and outstanding at March 31, 2003 and
            December 31, 2002, respectively                   55          55
        Additional paid-in capital                        17,941      17,688
        Retained earnings                                 18,403      14,601
        Accumulated other comprehensive loss              (2,588)     (2,873)
                                                       ---------    --------
        Total shareholders' equity                        33,811      29,471
                                                       ---------    --------
     Total liabilities and shareholders' equity        $  71,817    $ 74,252
                                                       =========    ========


                       See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
             (amounts in thousands except share and per share data)

                                  Three Months Ended
                                       March 31,
                                  2003           2002
                                  ----           ----

Sales                           $32,288        $27,529
Cost of sales                    19,105         17,556
                                -------        -------
Gross profit                     13,183          9,973

Selling, general and
 administrative expenses          7,797          7,280
Research and development
 expenses                         1,761          1,713
Severance costs                      27            276
                                -------        -------
Operating income                  3,598            704

Other income (expenses)
 Interest income                      5             23
 Interest expense                  (464)          (696)
 Other (expense)
   income, net                     (555)             5
 Gain on extinguishment
   of debt                        2,200              -
                                -------        -------
 Total other
   income (expenses)              1,186           (668)
                                -------        -------
Income before provision
 for income taxes                 4,784             36

Provision for income taxes          982             14
                                -------        -------
Net income                      $ 3,802        $    22
                                =======        =======
Basic earnings per share

  Weighted average shares
   outstanding                5,472,555      5,463,431


  Basic earnings per share       $ 0.69        $  0.00

Diluted earnings per share

  Weighted average shares
   outstanding                 5,472,555     5,463,431
  Net effect of dilutive
   securities                    215,230             -

  Total shares outstanding
    used in computing diluted
    earnings per share         5,687,785     5,463,431

  Diluted earnings per share      $ 0.67       $  0.00


                       See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (amounts in thousands)


                                                      Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                     2003               2002
                                                   --------           --------
Operating activities

Net cash provided by
  operating activities                             $  6,518            $ 3,093

Investing activities
Restricted cash                                       1,000                  -
Purchase of property,  plant and equipment             (374)              (485)
Purchase of minority interest in subsidiary             (70)                 -
Patents and trademarks                                 (216)              (214)
                                                    -------            -------
Net cash provided by (used in)
  investing activities                                  340               (699)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                         6                 16
Principal payments on notes payable                 (15,012)              (762)
Proceeds from issuance of notes payable               4,137                  -
Net proceeds from (payments on) lines of credit       3,536             (2,250)
Capital lease payments                                   (6)               (52)
Issuance of warrants                                    247                  -
Increase in financing costs                            (110)                 -
Net cash used in                                    -------            -------
  financing activities                               (7,202)            (3,048)

Effect of exchange rates on cash                         65                 97
                                                    -------            -------
Net decrease in cash and
     cash equivalents                                  (279)              (557)
Cash and cash equivalents at beginning of period      1,202                557
                                                    -------            -------
Cash and cash equivalents at end of period         $    923            $     -
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $    813            $   727

     Cash paid for income taxes                    $      0            $    23



                       See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                  (Amounts in thousands except per share data)
                                  (Unaudited)

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

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2002 contained therein.

Stock-Based Compensation

The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At March 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB No. 25, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                            Three Months Ended
                                                                 March 31,
                                                             2003        2002
                                                             ----        ----
             Net income:
              As reported                                 $  3,802   $      22
              Deduct:  (total stock-based  employee
              compensation expense determined
              under fair  value based method, net of
              related taxes)                                  (137)        (87)
                                                             -----       -----
              Pro forma                                   $  3,665   $     (65)
                                                             =====       =====
             Net income (loss) per share:
                Basic:
                  As reported                             $   0.69   $    0.00
                  Pro forma                                   0.67       (0.01)
                Diluted:
                  As reported                             $   0.67   $    0.00
                  Pro forma                                   0.64       (0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002; expected volatility of 90%; risk-free interest rate of 3.9%; and expected lives of 5 years. The estimated fair value of the options is amortized to expense over the options' vesting period. No options were granted during the three months ended March 31, 2003.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.       Accounts Receivable

In 2002, Metrologic Instruments GmbH, the Company's German subsidiary, entered into a factoring agreement with a local bank to provide local financing on a non-recourse basis. The factoring charge ranges from .52% to .62% of the receivables assigned to the bank and outstanding advances bear interest at 6.75%. The following amounts due from factor relating to non-recourse factoring were included in accounts receivable:

                                                       March 31, December 31,
                                                          2003      2002
                                                          ----      ----

                     Receivables assigned to factor     $1,570      $1,645
                     Less advances from factor            (995)     (1,091)
                                                        ------      ------
                       Due from factor                  $  575      $  554
                                                        ======      ======

4.        Inventory

     Inventory consists of the following:

                                          March 31, 2003    December 31, 2002
                                          --------------    ------------------
         Raw materials                      $  5,578             $  5,788
         Work-in-process                       2,110                1,865
         Finished goods                        6,942                6,386
                                              ------               ------
                                              14,630               14,039
                                              ------               ------

5.        Comprehensive Income (Loss)

     The Company's total comprehensive income (loss) was as follows:


                                        Three Months Ended
                                             March 31,
                                         2003       2002
                                         ----       ----
     Net income (loss)                 $ 3,802    $    22
     Other comprehensive income
      (loss):
        Change in equity due to
         foreign currency
         translation adjustments           285        (72)
                                       -------    -------
     Comprehensive income (loss)       $ 4,087    $   (50)
                                       =======    =======

6.       Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the quarters ended March 31, 2003 or 2002.

The Company manages its business on a business segment basis dividing the business into two major segments: Industrial scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales were attributed to business segments in the following table.



                                Industrial/                     Total
                                 Optical       POS/OEM      Consolidated
                                 -------      ---------       ---------
Three months ended March 31, 2003:

Sales                            $ 5,058       27,230          32,288

Income (loss)
before (benefit) provision
for income
taxes                            $  (339)       5,123           4,784

Identifiable assets              $16,352       55,465          71,817

Three months ended March 31, 2002:

Sales                            $ 6,406       21,123          27,529

Income (loss)
before (benefit) provision
for income
taxes                            $  (539)         575              36

Identifiable assets              $20,810       68,289          89,099

7.  Credit Facility

On January 31, 2003, the Company executed an Amendment (the "Amendment") to the Amended Credit Agreement. The Amendment, which extends the Amended Credit Agreement until January 31, 2006, provides for a $13,000 revolving credit facility and a $4,500 term loan. Principal payments on the term loan are $94 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment are prime plus .25% on borrowings under the revolving credit facility and prime plus .75% on the Term Loan. The Company has the option to select LIBOR rate interest plus spreads ranging from 3.00% to 3.50%. The Amendment lowers the commitment fee to .25% on the unused facility. Beginning with the year ending December 31, 2003, the Company could be required to make additional prepayments under the Amendment upon the occurrence of certain events or if there is excess cash flow, both as defined in the Amendment. The Amendment contains various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in the Company's assets and properties granted to the bank pursuant to the Amended Credit Agreement remains in effect under the Amendment. The Amendment requires the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. In connection with the Amendment, the personal guarantees of
C. Harry Knowles, Chairman and Chief Executive Officer and his spouse, Janet Knowles, Vice President, Administration, were released. Outstanding borrowings under the revolving credit facility were $2,726 at March 31, 2003.

Subordinated Debt

In connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with scheduled maturities of $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates were fixed at 10%. In January 2003, the Company and UTOS entered into a Payoff Agreement to accelerate the principal payments on the Subordinated Debt. In accordance with the Payoff Agreement, the Company paid UTOS $5,000 on January 31, 2003 and $3,800 on March 31, 2003 as payment in full of its obligation under the Subordinated Debt. Accordingly, the Company has recorded a $2,200 gain on the extinguishment of the Subordinated Debt in March 2003.

In January 2003, the Company entered into a $4,260 subordinated note payable with its Chairman and CEO and his spouse, a Director and Vice President, Administration. The subordinated note bears interest at 10% and requires 60 monthly principal payments of approximately $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued warrants to Mr. and Mrs. Knowles to purchase 65,000 shares of its common stock at an exercise price of $10.41 expiring on January 31, 2013. These warrants have been valued at $247 in total, and the resulting original issue discount will be amortized into interest expense over the life of the subordinated note payable.

8.       Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. This provision is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. In accordance with the provisions of SFAS 145, the Company has recorded the $2,200 gain on the extinguishment of the Subordinated Debt in Other Income in the Consolidated Statement of Operations for the three months ended March 31, 2003.

9.       Legal Matters

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

The Company filed a motion with the court to stay the infringement actions, and to allow the parties to arbitrate those claims in accordance with the procedures set forth in the Agreement. In response, Symbol filed a motion to stay the arbitration proceedings pending a decision by the court as to whether the issues are subject to arbitration. On October 4, 2002, the parties had a conference with the judge during which a schedule was set for the filing of the parties' cross motions for summary judgment.

On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment. In finding for the Company, the Court dismissed certain counts of Symbol's complaint, and granted the Company's motion to compel arbitration regarding certain matters. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint and requested that the Court enter a final order in the case. The final order was entered on April 16, 2003. Symbol has until May 16, 2003 to file its notice of appeal.

Management is of the opinion that there are no legal claims against the Company which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Condensed Consolidated Financial Statements for the three months ended March 31, 2003 and 2002 are unaudited.

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

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by the Company from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While the Company believes that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by the Company involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in the Company's written or oral forward looking statements as a result of various factors, including but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject the Company to risks of business failure, credit and collections exposure, and other business concentration risks; (iv) the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for the Company's products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting the Company's results of operations; (vi) the potential impact on production and sales resulting from the outbreak of Severe Acute Respiratory Syndrome ("SARS") in Asian and other markets; (vii) the effects of changes in trade, monetary and fiscal policies, laws, regulations and other activities of government; agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder the Company's ability to deliver ordered product to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy the Company's requirements for raw material and components; (x) the costs and potential outcomes of legal proceedings or assertions by or against the Company relating to intellectual property rights and licenses; (xi) the Company's ability to successfully defend against challenges to its patents and the ability of the Company to develop products which avoid infringement of third parties' patents; (xii) occurrences affecting the slope or speed of decline of the life cycle of the Company's products, or affecting the Company's ability to reduce product and other costs and to increase productivity; and (xiii) the potential impact of terrorism and international hostilities.

All forward-looking statements included herein are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies and use of estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The only change in critical accounting policies during the three-month period ended March 31, 2003 is the adoption of SFAS 145 during the first quarter of 2003.

Results of Operations

Most of the Company's product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of the Company's products are manufactured in the Company's US facility, and therefore, sales and results of operations are affected by fluctuations in the value of the US dollar relative to such foreign currencies. The Company expects, however, that the manufacture of its POS products in its Suzhou, China facility to increase in 2003, which will partially mitigate the profit impact of foreign exchange rate fluctuation with reduced labor costs in the Company's POS scanners. In the three months ended March 31, 2003, sales and gross profit were favorably affected by the continuing decline in the value of the US dollar in relation to certain foreign currencies, especially the Euro. This favorable impact offsets the adverse impact of the strengthening value of the US dollar on sales and gross profit in the three months ended March 31, 2002. However, in the three months ended March 31, 2003, sales and gross profits were negatively affected by the strengthening of the value of the US dollar in relation to the Brazilian real.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002 (dollars in thousands except per share information)

Sales increased 17.3% to $32,288 in the three months ended March 31, 2003 from $27,529 in the three months ended March 31, 2002. Sales of Metrologic's point-of-sale ("POS") and Original Equipment Manufacturers ("OEM") products increased by 29.9%, sales of industrial products increased by 46.1% while sales of optical systems decreased by 54%. The decrease in optical systems reflects the completion of certain fixed price optical projects at AOA in 2002. Sales of POS and OEM products in North America increased by 33.6% and sales of these products in Europe increased by 32.1%. The Company benefited from the strengthening of the euro against the US dollar in the first quarter of 2003. Sales of products denominated in euros or pounds increased 4% in 2003, while the increase in U.S. dollars for such sales approximated 28%.

International sales accounted for $17,768 (55.03% of total sales) in the three months ended March 31, 2003 and $13,967 (50.7% of total sales) in the three months ended March 31, 2002. No individual customer accounted for 10% or more of sales in the three months ended March 31, 2003 or 2002.

Cost of sales increased 8.8% to $19,105 in the three months ended March 31, 2003 from $17,556 in the three months ended March 31, 2002, and decreased as a percentage of sales to 59.2% from 63.8%. The decrease in the percentage of cost of sales was due to increased unit production in the Company's Suzhou facility resulting in reduced labor costs, reduced direct labor and labor related costs as a result of workforce reductions in March and April 2002 and lower material costs resulting from engineering efforts to reduce bill of material costs. These factors were partially offset by increased sales of lower margin non-Metrologic manufactured products.

Selling, general and administrative ("SG&A") expenses increased 7.1% to $7,797 in the three months ended March 31, 2003 from $7,280 in the three months ended March 31, 2002 and decreased as a percentage of sales to 24.1% from 26.4%. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2003 and increased marketing and promotional expenses in 2003, partially offset by lower personnel costs as a result of the workforce reduction in March and April 2002.

Research and Development ("R&D") expenses increased 2.8% to $1,761 in the three months ended March 31, 2003 from $1,713 in the three months ended March 31, 2002, and decreased as a percentage of sales to 5.5% from 6.2%. The increase in 2003 is attributable to product development costs associated with new products introduced during the first quarter.

Severance costs decreased to $27 in the three months ended March 31, 2003 from $276 in the three months ended March 31, 2002. The severance costs in 2002 were due to a workforce reduction in March 2002.

Other income/expense reflect net other income of $1,186 in the three months ended March 31, 2003 compared to net other expenses of $668 in the corresponding period in 2002. Net other income for the three months ended March 31, 2003 included a $2,200 gain on an early extinguishment of debt in connection with early repayment of Subordinated debt relating to the acquisition of Adaptive Optics Associates, Inc. ("AOA"). This debt was repaid in full in the first quarter of 2003. Net interest expenses decreased from $673 in 2002 to $459 in 2003 due to lower outstanding borrowings and lower interest rates in 2003. Other expenses in 2003 include costs of $463 incurred in connection with the Company's efforts to refinance its bank debt.

Net income was $3,802 in the three months ended March 31, 2003 compared with $22 in the three months ended March 31, 2002. Net income reflects a 21% effective income tax rate for the three months ended March 31, 2003 and 38% for the same period in 2002. The decrease in the effective tax rate was a result of the $2,200 gain on early extinguishment of debt which, for tax purposes, will be treated as a reduction to purchase price of AOA, and as such will not be subject to federal or state income tax. The decrease in the value of the U.S. dollar relative to other foreign currencies positively affected diluted earnings per share by approximately $0.18 as compared to the corresponding period in 2002.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on the Company's results of operations. There can be no assurance, however, that the Company's sales in future periods will not be impacted by fluctuations in seasonal demand from European customers in its third quarter or from reduced production days in the Company's fourth quarter.

Liquidity and Capital Resources (amounts in thousands except share and warrant data)

The Company's working capital increased to $13,390 as of March 31, 2003 from $12,309 as of December 31, 2002 as a result of the Company's profitable operations, reduction in accounts receivable and the debt restructuring discussed in Note 7 of the Notes to the Consolidated Financial Statements.

The Company's operating activities provided net cash of $6,518 and $2,384 for the three months ended March 31, 2003 and 2002, respectively. Net cash provided in operating activities for the three months ended March 31, 2003 resulted primarily from net income of $3,802 plus reductions in accounts receivable and increases in accrued expenses.

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

In connection with the acquisition of AOA, the Company entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11,000 with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA, with scheduled maturities of $9,000 in 2003 and $1,000 in 2004 and 2005. Interest rates were fixed at 10%. In January 2003, the Company and UTOS entered into a Payoff Agreement to accelerate the principal payments on the Subordinated Debt. In accordance with the Payoff Agreement, the Company paid UTOS $5,000 on January 31, 2003 and $3,800 on March 31, 2003 as payment in full of its obligation under the Subordinated Debt. Accordingly, the Company has recorded a $2,200 gain on the extinguishment of the Subordinated Debt in March 2003.

In January 2003, the Company entered into a $4,260 subordinated note payable with C. Harry Knowles, its Chairman and CEO and his spouse, Janet Knowles, a Director and Vice President, Administration. The subordinated note bears interest at 10% and requires 60 monthly principal payments of $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued warrants to Mr. and Mrs. Knowles to purchase 65,000 shares of its common stock at an exercise price of $10.41 expiring on January 31, 2013. These warrants have been valued at $247 in total, and the resulting original issue discount will be amortized into interest expense over the life of the subordinated note payable.

The Company's liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the Euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the Euro and the U.S. dollar, the Company has selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to the Company's German subsidiary and (ii) Euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of its European subsidiary, which are denominated in Euros. Additionally, The Company's European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces the Company's exposure to the fluctuation between the Euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at March 31, 2003.

The Company's 51% joint venture interests in Metrologic Eria Iberica and Metrologic Eria France contain options for the Company to purchase the remaining 49% minority interests. The purchase option is calculated based on a twelve month multiple of sales and provides the Company with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum. In March 2002, the minority shareholders in Metrologic Eria Iberica provided notice of their intent to sell their 49% interests and the purchase price under the contract is estimated at 5,300 euros or $5,724 at March 31, 2003. It is expected that payments will be made over 3 years commencing July 1, 2003. To date, no notice has been received concerning the option to purchase the minority interest in France.

Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----
Long-Term Debt                 9,398    1,924     5,228   2,246            -
Capital Lease Obligations         72       28        44       -            -
Operating Leases*             13,361    2,457     5,690   1,421        3,793
Option to purchase minority
  interest in joint venture    6,172    2,278     3,894       -            -
                           ---------  -------  -------- -------    ---------
Total Contractual Cash
  Obligations              $  29,003  $ 6,687  $ 14,856  $3,667     $  3,793
                           =========  =======  ========  ======     ========

*Based on information as of December 31, 2002.


                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Revolving Credit Facility      $  4,883    $2,157   $2,726  $  -    $   -
                               ========    ======   ======  =====   =====

Item 3- Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

The information contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 is hereby incorporated herein by reference.

Item 4- Controls and Procedures

As of May 13, 2003, the principal executive officer, chief operating officer and principal financial officer evaluated the Company's controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company is made known to these officers by other employees of the Company, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial was commenced on that date and continued through January 17, 2003. At the conclusion of the trial, the judge set a schedule for the submission of post-trial briefs requiring all papers to be filed by May 27, 2003. It is expected that the judge will issue a final ruling within several months thereafter, but no specific date for a ruling has been set.

B. Metrologic v. PSC Inc.

On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy is pending.

C.       Symbol Technologies, Inc. v. Metrologic

On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment. In finding for the Company, the Court dismissed certain counts of Symbol's complaint, and granted the Company's motion to compel arbitration regarding certain matters. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint and requested that the Court enter a final order in the case. The final order was entered on April 16, 2003. Symbol has until May 16, 2003 to file its notice of appeal.

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


(b) Reports on Form 8-K.

                  On February 4, 2003, the Company filed a current report on Form 8-K to report the execution of Amendment No. 1 to the Amended and Restated Credit Agreement dated July 9, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                      METROLOGIC INSTRUMENTS, INC.



Date: May 15, 2003
---------------------                 By:/s/C. Harry Knowles
                                      ----------------------------------------
                                      C. Harry Knowles
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)




Date: May 15, 2003
---------------------                 By:/s/Thomas E. Mills IV
                                      ----------------------------------------
                                      Thomas E. Mills IV
                                      President and Chief Operating Officer




Date: May 15, 2003
---------------------                 By:/s/Kevin J. Bratton
                                      ----------------------------------------
                                      Kevin J. Bratton
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

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



    Date: May 15, 2003                /s/C. Harry Knowles
                                      ----------------------------------
                                      C. Harry Knowles
                                      Chief Executive Officer

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



    Date: May 15, 2003                /s/Thomas E. Mills IV
                                      ----------------------------------
                                      Thomas E. Mills IV
                                      President and Chief Operating Officer

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



    Date: May 15, 2003                /s/Kevin J. Bratton
                                      ----------------------------------
                                      Kevin J. Bratton
                                      Chief Financial Officer

Exhibit Index                                                     Page Number

99.1     Certification pursuant to 18 U.S.C. Section 1350,              23
         as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Executive Officer of the Company.

99.2     Certification pursuant to 18 U.S.C. Section 1350,              24
         as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the President and Chief Operating
         Officer of the Company.

99.3     Certification pursuant to 18 U.S.C. Section 1350,              25
         as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer of the Company.

EXHIBIT 99.1



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/C. Harry Knowles
------------------------------------

C. Harry Knowles
Chief Executive Officer
May 15, 2003

EXHIBIT 99.2



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas E. Mills IV, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Thomas E. Mills IV
------------------------------------

Thomas E. Mills IV
President and Chief Operating Officer
May 15, 2003

EXHIBIT 99.3



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------

Kevin J. Bratton
Chief Financial Officer
May 15, 2003