Form 10-Q
period 2003-06-30
METROLOGIC INSTRUMENTS INC
filed 2003-08-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2003

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

As of August 11, 2003 there were 8,492,328 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         June 30, 2003 (unaudited) and December 31, 2002                    3

         Condensed Consolidated Statements of Operations (unaudited)
         For the Three and Six Months Ended June 30, 2003 and 2002          4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         For the Six Months Ended June 30, 2003 and 2002                    5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        18

Item 4.  Controls and Procedures                                           18

Part II - Other Information

Item 1.  Legal Proceedings                                                 19
Item 2.  Changes in Securities                                             19
Item 3.  Defaults upon Senior Securities                                   19
Item 4.  Submission of Matters to a Vote of Security Holders               20
Item 5.  Other Information                                                 20
Item 6.  Exhibits and Reports on Form 8-K                                  21

Signatures                                                                 22

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                       June 30,    December 31,
Assets                                                   2003         2002
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  1,688     $  1,202
        Restricted cash                                       -        1,000
        Accounts receivable, net of allowance            20,167       20,412
        Inventory                                        15,796       14,039
        Deferred income taxes                               999          268
        Other current assets                              1,562        2,258
                                                       --------     --------
     Total current assets                                40,212       39,179

     Property,  plant and equipment, net                 12,185       12,600
     Patents and trademarks,  net of amortization         4,926        4,688
     Holographic technology,  net of amortization           310          368
     Advance license fee, net of amortization             1,235        1,294
     Goodwill                                            15,855       15,175
     Deferred income taxes                                    -          190
     Other assets                                           688          758
                                                       --------     --------
     Total assets                                      $ 75,411     $ 74,252
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  1,756     $  1,347
        Current portion of notes payable                  2,592        5,708
        Accounts payable                                  8,261        8,719
        Accrued expenses                                 10,620        9,389
        Deferred contract revenue                           821        1,707
                                                       --------     --------
     Total current liabilities                           24,050       26,870

     Lines of credit, net of current portion              1,735            -
     Notes payable,  net of current portion               6,613       14,431
     Deferred income taxes                                  651            -
     Other liabilities                                    4,169        3,480

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  10,000,000 shares
            authorized; 8,432,108 and 8,208,833 shares
            issued and outstanding at June 30, 2003 and
            December 31, 2002, respectively                   84          82
        Additional paid-in capital                        19,579      17,611
        Retained earnings                                 20,590      14,601
        Accumulated other comprehensive loss              (2,060)     (2,873)
                                                       ---------    --------
        Total shareholders' equity                        38,193      29,471
                                                       ---------    --------
     Total liabilities and shareholders' equity        $  75,411    $ 74,252
                                                       =========    ========


                       See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
             (Amounts in thousands, except share and per share data)


                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,    June 30,
                                  2003       2002       2003        2002

Sales                           $32,079   $29,412     $64,368     $56,941
Cost of sales                    18,445    19,352      37,551      36,908
                                -------   -------     -------     -------
Gross profit                     13,634    10,060      26,817      20,033

Selling, general and
 administrative expenses          8,072     7,975      15,868      15,255
Research and development
 expenses                         1,763     1,820       3,524       3,533
Severance costs                       -        75          27         351
                                -------   -------     -------     -------
Operating income                  3,799      190        7,398         894

Other income (expenses)
 Interest income                      8        32          13          55
 Interest expense                  (280)     (871)       (745)     (1,567)
 Foreign currency transaction
   gain                             130       229         155         224
 Gain on extinguishment of debt       -         -       2,200           -
 Other, net                        (129)      (24)       (709)        (14)
                                -------   -------     -------     -------
 Total other income (expenses)     (271)     (634)        914      (1,302)
                                -------   -------     -------     -------
Income (loss) before income
 tax provision (benefit)          3,528      (444)      8,312        (408)

Income tax provision (benefit)    1,341      (169)      2,323        (155)
                                -------   -------     -------     -------
Net income (loss)               $ 2,187   $  (275)    $ 5,989     $  (253)
                                =======   =======     =======     =======
Basic income (loss) per share:

  Weighted average shares
   outstanding                8,289,886 8,198,408   8,249,359   8,196,777

  Basic income (loss)
   per share                     $ 0.26   $ (0.03)    $  0.73     $ (0.03)

Diluted income (loss) per share:

  Weighted average shares
   outstanding                 8,289,886 8,198,408   8,249,359   8,196,777
  Net effect of dilutive
   securities                    987,784         -     655,315           -

  Total shares outstanding
    used in computing diluted
    income (loss) per share    9,277,670 8,198,408   8,904,674   8,196,777

  Diluted income (loss) per
    share                         $ 0.24   $ (0.03)    $  0.67     $ (0.03)



                       See accompanying notes.

                        Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Amounts in thousands)


                                                    Six Months Ended June 30,
                                                     2003               2002
                                                   --------           --------
Operating activities

Net cash provided by operating activities          $  8,278            $ 8,278

Investing activities

Restricted cash                                       1,000                  -
Purchase of property,  plant and equipment             (660)            (1,088)
Patents and trademarks                                 (422)              (507)
Purchase of minority interest in subsidiary             (70)                 -
                                                    -------            -------
Net cash provided used in investing activities         (152)            (1,595)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                     1,693                 29
Principal payments on notes payable                 (15,686)            (1,527)
Proceeds from issuance of notes payable               4,129                102
Net proceeds from (payments on) lines of credit       2,364               (901)
Capital lease payments                                  (22)              (131)
Issuance of warrants                                    247                  -
Amortization of warrants                                (20)                 -
Increase in deferred financing costs                   (110)                 -
Net cash used in                                    -------            -------
  financing activities                               (7,405)            (2,428)

Effect of exchange rates on cash                       (235)               132
                                                    -------            -------

Net increase in cash and cash equivalents               486              4,387
Cash and cash equivalents at beginning of period      1,202                557
                                                    -------            -------
Cash and cash equivalents at end of period         $  1,688            $ 4,944
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $  1,098            $ 1,400
                                                   ========            =======
     Cash paid for income taxes                    $  1,033            $    26
                                                   ========            =======
     Noncash investing and financing activities:

     Equipment acquired through capital leases     $    176                  -
                                                   ========            =======

                       See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)

1.       Business

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in one-dimensional and two-dimensional bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspection, and scanning and dimensioning systems for the aerospace and defense industry in the United States and Canada. The Company's products are sold in more than 100 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Registration Statement on Form S-3 filed on August 1, 2003, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2002 contained therein.

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

At June 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB No. 25, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                            Three Months Ended Six Months Ended
                                                 June 30,          June 30,
                                               2003      2002    2003     2002
                                               ----      ----    ----     ----
   Net income:
    As reported                               $2,187   $ (275)  $5,989  $ (253)
    Deduct:  (total stock-based  employee
    compensation expense determined
    under fair  value based method, net of
    related taxes)                              (139)     (70)    (275)   (157)
                                              ------   ------   ------  ------
    Pro forma                                 $2,048   $ (345)  $5,714  $ (410)
                                              ======   ======   ======  ======
   Net income (loss) per share:
     Basic:
       As reported                            $ 0.26   $(0.03)  $ 0.73  $(0.03)
       Pro forma                                0.25    (0.04)    0.69   (0.05)
     Diluted:
       As reported                            $ 0.24   $(0.03)  $ 0.67  $(0.03)
       Pro forma                                0.22    (0.04)    0.64   (0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002; expected volatility of 90%; risk-free interest rate of 3.9%; and expected lives of 5 years. The estimated fair value of the options is amortized to expense over the options' vesting period. No options were granted during the six months ended June 30, 2003.

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


                                                       June 30,  December 31,
                                                         2003       2002
                                                         ----       ----

                     Receivables assigned to factor    $ 1,271      $1,645
                     Less advances from factor         $(1,168)     (1,091)
                                                       -------      ------
                       Due from factor                 $   103      $  554
                                                       =======      ======

4.        Inventory

     Inventory consists of the following:

                                           June 30, 2003    December 31, 2002
                                          --------------    ------------------
         Raw materials                      $  5,801             $  5,788
         Work-in-process                       2,406                1,865
         Finished goods                        7,589                6,386
                                              ------               ------
                                              15,796               14,039
                                              ------               ------

5.        Comprehensive Income

     The Company's total comprehensive income was as follows:


                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                         2003       2002      2003       2002
                                         ----       ----      ----       ----
     Net income (loss)                 $ 2,187    $  (275)  $ 5,989    $ (253)
     Other comprehensive income
      (loss):
        Change in equity due to
         foreign currency
         translation adjustments           528      1,200       813     1,128
                                       -------    -------   -------    -------
     Comprehensive income              $ 2,715    $   925   $ 6,802    $  875
                                       =======    =======   =======    =======


6.       Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the three-month and six-month periods ended June 30, 2003 or 2002.

The Company manages its business on a business segment basis dividing the business into two major segments: Industrial scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales were attributed to business segments as set forth in the following table.




                                Industrial/                     Total
                                 Optical       POS/OEM      Consolidated
                                 -------      ---------       ---------
Three months ended June 30, 2003:

Sales                            $ 5,428       26,651          32,079

Income (loss)
before (benefit) provision
for income taxes                 $  (191)       3,719           3,528

Identifiable assets              $16,421       58,990          75,411

Three months ended June 30, 2002:

Sales                            $ 8,289       21,123          29,412

Income (loss)
before (benefit) provision
for income taxes                 $  (104)        (339)           (444)

Identifiable assets              $18,971       66,462          85,433

Six months ended June 30, 2003:

Sales                            $10,486       53,882          64,368

Income (loss)
before (benefit) provision
for income taxes                 $  (530)       8,842           8,312

Identifiable assets              $16,421       58,990          75,411

Six months ended June 30, 2002:

Sales                            $14,695       42,246          56,941

Income (loss)
before (benefit) provision
for income taxes                 $  (643)         236            (408)

Identifiable assets              $18,971       66,462          85,433

7.  Credit Facility

On January 31, 2003, the Company executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002. The Amendment, which extends the Amended and Restated Credit Agreement until January 31, 2006, provides for a $13,000 revolving credit facility and a $4,500 term loan. Principal payments on the term loan are $94 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment are prime plus .25% on borrowings under the revolving credit facility and prime plus ..75% on the Term Loan. The Company has the option to select LIBOR rate interest plus spreads ranging from 3.00% to 3.50%. The Amendment lowers the commitment fee to .25% on the unused facility. Beginning with the year ending December 31, 2003, the Company could be required to make additional prepayments under the Amendment upon the occurrence of certain events, including the sale of common stock, or if there is excess cash flow, both as defined in the Amendment. The Amendment contains various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in the Company's assets and properties granted to the bank pursuant to the Credit Agreement remains in effect under the Amendment. The Amendment requires the daily application of Company receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. In connection with the Amendment, the personal guarantees of C. Harry Knowles, Chairman and Chief Executive Officer and his spouse, Janet Knowles, a Director and Vice President, Administration, were released. Outstanding borrowings under the revolving credit facility were $1,735 at June 30, 2003.

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

In order to provide the Company with sufficient subordinated financing within the time period required to meet the terms of the Payoff Agreement which provided a $2,200 gain, in January 2003, the Company issued a $4,260 subordinated note to C. Harry Knowles, its Chairman and Chief Executive Officer and his spouse, Janet H. Knowles, a Director and Vice President, Administration. The subordinated note bears interest at 10.0% and requires 60 monthly principal payments of $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 97,500 shares of its common stock at an exercise price of $6.94 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at $247 in aggregate, and the resulting original issue discount will be amortized into interest expense over the life of the subordinated note.

8.       Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. This provision is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. In accordance with the provisions of SFAS 145, the Company has recorded the $2,200 gain on the extinguishment of the Subordinated Debt in Other Income in the Consolidated Statement of Operations for the six months ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company is currently evaluating what impact, if any, adoption of FIN 46, which is required on July 1, 2003 will have on its consolidated financial position, consolidated results of operations, or liquidity.

9.     Legal Matters

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. On May 30, 2002, the Company was served with an amended complaint in this action. The amended complaint also includes new claims of patent infringement from the date of the alleged breach against the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further includes claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Amended Credit Agreement. The Company believes that Symbol's claims in the lawsuit are without merit and intends to vigorously defend itself.

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

On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment. In finding for the Company, the Court dismissed certain counts of Symbol's complaint, and granted the Company's motion to compel arbitration regarding certain matters. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint and requested that the Court enter a final order in the case. The final order was entered on April 23, 2003. Symbol filed its notice of appeal in May 2003 with the Court of Appeals for the Second Circuit. The Court of Appeals has set a schedule for the filing of briefs, with arguments set for November 2003.

Management is of the opinion that there are no legal claims against the Company which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10.     Guarantees

The Company's borrowings under the Amended Credit Agreement are secured by a pledge of stock in certain significant subsidiaries owned by and guaranteed by one of its subsidiaries. The subsidiary would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the Amended Credit Agreement. The Company's borrowings under the Amended Credit Agreement were $5,860 and $7,345 at June 30, 2003 and December 31, 2002, respectively. If any subsidiary were to borrow under the new credit arrangements, the Company may be required to provide a similar guarantee with respect to the subsidiary's borrowings.

11.     Subsequent Events

The Company effected a three-for-two stock split of its common stock through a fifty percent (50%) stock dividend paid on July 3, 2003 to shareholders of record at the close of business on June 23, 2003. The accompanying condensed consolidated financial statements have been restated to reflect the effects of the dividend as if it had happened on January 1, 2002.

The Company filed a registration statement with the Securities and Exchange Commission ("SEC") on August 1, 2003 to register for sale 1,500,000 shares of common stock. In addition, the underwriters may purchase up to an additional 303,375 shares from the Company at the public offering price, less the underwriting discount, within 30 days from the closing date to cover over-allotments. There can be no assurance, however, that the registration statement filed with the SEC will be declared effective or that we will complete the sale of our common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2002 appearing in our Registration Statement on Form S-3 filed on August 1, 2003. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2003 and 2002 are unaudited.

Metrologic Instruments, Inc. and its subsidiaries (collectively, "we", "us", "our" or the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. We offer expertise in one-dimensional and two-dimensional bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through our wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), we are engaged in developing, manufacturing, marketing and distributing custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspection, and scanning and dimensioning systems for the aerospace and defense industry in the United States and Canada. Our products are sold in more than 100 countries worldwide through our sales, service and distribution offices located in North and South America, Europe and Asia.

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs, which subject us to business failure risks, credit and collections exposure, and other business concentration risks; (iv) the future health of the United States and international economies and other economic factors that directly or indirectly affect the demand for our products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) the potential impact on production and sales resulting from the outbreak of Severe Acute Respiratory Syndrome ("SARS") in Asian and other markets; (vii) the effects of changes in trade, monetary and fiscal policies, laws, regulations and other activities of government; agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered product to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xi) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity; and (xiii) the potential impact of terrorism and international hostilities.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

Critical Accounting Policies

For a discussion of our critical accounting policies and use of estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-3 filed on August 1, 2003. The only change in critical accounting policies during the three or six month periods ended June 30, 2003 is the adoption of SFAS 145 during the first quarter of 2003.

Results of Operations

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of our products are manufactured in our U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to such foreign currencies. We expect, however, that the manufacture of our point-of-sale ("POS") products in our Suzhou, China facility to increase in 2003, which will partially mitigate the profit impact of foreign exchange rate fluctuations with reduced labor costs in our POS scanners. In the three and six months ended June 30, 2003, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Sales for the quarter ended June 30, 2003 increased by $2.7 million, or 9.1%, to $32.1 million compared with $29.4 million for the same period in 2002. Sales of our POS and original equipment manufacturers ("OEM") products increased by 26.2%, sales of industrial products increased by 32.1%, while sales of optical systems decreased by 58.8%. The decrease in optical systems sales reflects the completion of certain fixed price optical projects at AOA in 2002. We benefited from the strengthening of the euro against the U.S. dollar in the second quarter of 2003. Sales of products denominated in euros or pounds, increased 12% in 2003, while the increase in U.S. dollars for such sales approximated 37.0%.

International sales accounted for $18.9 million, or 58.8% of total sales, in the three months ended June 30, 2003 and $14.3 million, or 48.7% of total sales, in the three months ended June 30, 2002. No individual customer accounted for 10.0% or more of sales in the three months ended June 30, 2003 or 2002.

Cost of sales decreased to $18.4 million in the three months ended June 30, 2003 from $19.4 million in the three months ended June 30, 2002. As a percentage of sales, cost of sales decreased from 65.8% in 2002 to 57.5% in 2003. The decrease in the percentage of cost of sales was due to the strengthening of the euro against the U.S. dollar, increased unit production in our Suzhou, China facility resulting in reduced labor costs and lower material costs resulting from engineering efforts to reduce bill of material costs.

Selling, general and administrative ("SG&A") expenses were $8.1 million, or 25.2% of sales, in the three months ended June 30, 2003. SG&A expenses were $8.0 million in the three months ended June 30, 2002, including $732,000 of expenses related to the Amended and Restated Credit Agreement that was completed on July 9, 2002. Excluding these expenses, SG&A expenses were $7.2 million, or 24.6% of sales for the three months ended June 30, 2002. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2003, the impact of the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased marketing expenses and increased incentive compensation expense. These increases were partially offset by lower personnel costs resulting from workforce reductions in 2002.

Other income/expense reflect net other expenses of $271,000 in the three months ended June 30, 2003 compared with net other expenses of $634,000 in the three months ended June 30, 2002. The decrease results primarily from lower interest expense in 2003 due to lower outstanding borrowings and reduced interest rates.

Net income was $2.2 million, or $0.24 per diluted share, in the three months ended June 30, 2003 compared with a net loss of $275,000, or $0.03 per diluted share, in the same period in 2002. The net income in 2003 and the net loss in 2002 reflect a 38% effective income tax rate. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share in 2003 by approximately $0.12 per diluted share as compared with the corresponding period in 2002.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Sales increased 13.0% to $64.4 million in the six months ended June 30, 2003 from $56.9 million in the six months ended June 30, 2002. Sales of our POS and OEM products increased by 27.5%, sales of industrial products increased by 49.0%, while sales of optical systems decreased by 57.2%. The decrease in optical systems sales reflects the completion of certain fixed price optical projects at AOA in 2002. We benefited from the strengthening of the euro against the U.S. dollar in the first six months of 2003. Sales of products denominated in euros or pounds increased 8% in 2003, while the increase in U.S. dollars for such sales approximated 32%.

International sales accounted for $36.6 million, or 56.9% of total sales, in the six months ended June 30, 2003 and $28.3 million, or 49.7% of total sales, in the six months ended June 30, 2002. No individual customer accounted for 10.0% or more of sales in the six months ended June 30, 2003 or 2002.

Cost of sales increased by $643,000 to $37.6 million for the six months ended June 30, 2003 from $36.9 million for the corresponding period in 2002. As a percentage of sales, cost of sales was 58.3% in 2003 compared with 64.8% in 2002. The decrease in the percentage of cost of sales was due to the strengthening of the euro against the U.S. dollar, increased unit production in our Suzhou, China facility resulting in reduced labor costs, reduced direct labor and labor-related costs as a result of workforce reductions in March and April 2002 and lower material costs resulting from engineering efforts to reduce bill of material costs. These factors were partially offset by increased sales of lower margin products not manufactured by us.

SG&A expenses increased 4.0% to $15.9 million for the six months ended June 30, 2003 from $15.3 million for the six months ended June 30, 2002. SG&A expenses in 2002 included $732,000 of expenses related to the Amended and Restated Credit Agreement that was completed on July 9, 2002. Excluding these expenses, SG&A expenses were $14.5 million for the six months ended June 30, 2002. As a percentage of sales, SG&A expenses were 24.7% of sales in 2003 compared with 25.5% (excluding the non-recurring expenses of $732,000) in 2002. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2003, the impact of the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased marketing expenses and increased incentive compensation expense. These increases were partially offset by lower personnel costs resulting from workforce reductions in 2002.

R&D expenses remained relatively constant in dollars in the six months ended June 30, 2003 and 2002, although as a percentage of sales, R&D expenses were 5.5% of sales in 2003 compared with 6.2% in 2002.

Severance costs decreased to $27,000 in the six months ended June 30, 2003 from $351,000 in the six months ended June 30, 2002. The severance costs in 2002 were due to workforce reductions in March and April 2002.

Other income/expense reflect net other income of $914,000 in the six months ended June 30, 2003 compared with net other expense of $1.3 million in the corresponding period in 2002. Net other income in 2003 included a $2.2 million gain on the early extinguishment of debt in connection with early repayment of subordinated debt related to the acquisition of AOA. This debt was repaid in full in the first quarter of 2003. Net interest expense decreased from $1.5 million to $732,000 due to lower outstanding borrowings and lower interest rates in 2003. Other expenses in 2003 include costs of $463,000 incurred in connection with our efforts to refinance our bank debt and restructure our overall debt position to enable us to realize the gain on the early extinguishment of debt.

Net income was $6.0 million, or $0.67 per diluted share, for the six months ended June 30, 2003 compared with a net loss of $253,000, or $0.03 per diluted share, in 2002. Net income reflects a 28% effective income tax rate for the six months ended June 30, 2003 and a 38% effective tax rate in 2002. The decrease in the effective tax rate was a result of the $2.2 million gain on early extinguishment of debt which, for tax purposes, will be treated as a reduction of the purchase price of AOA, and as such will not be subject to federal or state income tax. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.25 per diluted share as compared to the corresponding period in 2002.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by fluctuations in seasonal demand from European customers in the quarter ending September 30 for quarterly results of operations, see Supplementary Data following the Notes to our Consolidated Financial Statements included in our Registration Statement on Form S-3 filed on August 1, 2003.

Liquidity and Capital Resources

Our working capital increased to $16.2 million as of June 30, 2003 from $12.3 million as of December 31, 2002 as a result of our profitable operations, reduction in accounts receivable and the debt restructuring discussed in Note 7 of the Notes to the Consolidated Financial Statements.

Our operating activities provided net cash of $8.3 million for each of the six months ended June 30, 2003 and 2002. Net cash provided in operating activities for the six months ended June 30, 2003 resulted primarily from net income of $6.0 million plus depreciation and amortization, reductions in accounts receivable and increases in accrued expenses.

On January 31, 2003, we executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002. The Amendment, which extends the Amended and Restated Credit Agreement until January 31, 2006, provides for a $13 million revolving credit facility and a $4.5 million term loan. Principal payments on the term loan are $94,000 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment are prime plus ..25% on borrowings under the revolving credit facility and prime plus .75% on the term loan. We have the option to select LIBOR rate interest plus spreads ranging from 3.00% to 3.50%. The Amendment lowers the commitment fee to .25% on the unused facility. Beginning with the year ending December 31, 2003, we could be required to make additional prepayments under the Amendment upon the occurrence of certain events or if there is excess cash flow, both as defined in the Amendment. The Amendment contains various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in our assets and properties granted to the bank pursuant to the Amended Credit Agreement remains in effect under the Amendment. The Amendment requires the daily application of our receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements.

In connection with the acquisition of AOA, we entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11.0 million with United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA. In January 2003, we and UTOS entered into a Payoff Agreement to accelerate the principal payments on the Subordinated Debt. In accordance with the Payoff Agreement, we paid UTOS $5.0 million on January 31, 2003 and $3.8 million on March 31, 2003 as payment in full of our obligation under the Subordinated Debt. Accordingly, we have recorded a $2.2 million gain on the extinguishment of the Subordinated Debt in March 2003.

In order to provide us with sufficient subordinated financing within the time period required to meet the terms of the payoff agreement which provided a $2.2 million gain, in January 2003, we issued a $4.3 million subordinated note to C. Harry Knowles, our Chairman and Chief Executive Officer and his spouse, Janet H. Knowles, a Director and Vice President, Administration. The subordinated note bears interest at 10.0% and requires 60 monthly principal payments of $36,000 with the balance of $2.1 million due in January 2008. In connection with this note, we issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 97,500 shares of our common stock at an exercise price of $6.94 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at approximately $250,000, and the resulting original issue discount will be amortized into interest expense over the life of the subordinated note. The Board engaged Janney Montgomery Scott LLC ("JMS") to assist it in connection with this transaction. Further, the disinterested Board members concluded that the subordinated debt obtained from Mr. And Mrs. Knowles was on terms at least as favorable to us as could have been obtained form independent third parties with respect to interest rate, warrants and payment terms. William Rulon-Miller, a Director of the Company, is Senior Vice President of JMS. JMS received a fee of $225,000 for its work in connection with the Amendment and the subordinated debt.

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we have selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and
(ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at June 30, 2003.

Our 51% joint venture interests in Metrologic Eria Iberica and Metrologic Eria France contain options for us to purchase the remaining 49% minority interests. The purchase option is calculated based on a twelve month multiple of sales and provides us with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum. In August 2003, we entered into an agreement to purchase the 49% minority interest for approximately 5.9 million euros, or $6.7 million at the exchange rate on June 30, 2003, over three years commencing in August 2003.

We have filed a registration statement with the SEC on August 1, 2003 to register for sale 1,500,000 shares of common stock. In addition, the underwriters may purchase up to an additional 303,375 shares from us at the public offering price, less the underwriting discount, within 30 days from the closing date to cover over-allotments. There can be no assurance, however, that the registration statement filed with the SEC will be declared effective or that we will complete the sale of our common stock.


Disclosures about Contractual Obligations and Commercial Commitments

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----
Long-Term Debt                 8,973    2,509     4,312   2,152            -
Capital Lease Obligations        232       83       149       -            -
Operating Leases(1)           13,361    2,457     5,690   1,421        3,793
Option to purchase minority
  interest in joint venture    6,702    2,474     4,228       -            -
                           ---------  -------  -------- -------    ---------
Total Contractual Cash
  Obligations              $  29,268  $ 7,523  $ 14,379  $3,573     $  3,793
                           =========  =======  ========  ======     ========



                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Revolving Credit Facility      $  3,491    $1,756   $1,735  $  -    $   -
                               ========    ======   ======  =====   =====


(1)Based on information as of December 31, 2002.


Item 3- Quantitative and Qualitative Disclosures about Market Risk

The information contained in Quantitative and Qualitative Disclosures about Market Risk contained in our Registration Statement on Form S-3 filed on August 1, 2003 is hereby incorporated herein by reference.

Item 4- Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in matters of litigation arising in the normal course of business as well as the matters described below. The information below updates disclosure contained in prior periodic reports. Management is of the opinion that there are no legal claims against us, which are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial was commenced on that date and continued through January 17, 2003. At the conclusion of the trial, the parties submitted a joint post-trial brief on June 30, 2003. It is expected that the judge will issue a final ruling within several months thereafter, but no specific date for a ruling has been set.

B. Metrologic v. PSC Inc.

On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy is pending. The stay was lifted by the Court on July 18, 2003, and the parties are waiting for the judge to issue a ruling on the Markman hearing regarding construction of the patent claims, which was held in August, 2002.

C.       Symbol Technologies, Inc. v. Metrologic

On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment. In finding for us, the Court dismissed certain counts of Symbol's complaint, and granted us motion to compel arbitration regarding certain matters. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint and requested that the Court enter a final order in the case. The final order was entered on April 16, 2003. Symbol filed its notice of appeal in May 2003 with the Court of Appeals for the Second Circuit. The Court of Appeals has set a schedule for the filing of briefs, with arguments set for November 2003.

D. Metrologic v. Symbol Technologies, Inc.

On June 18, 2003, we filed suit against Symbol Technologies, Inc. in the U.S. District Court for the District of New Jersey with claims for patent infringement of certain of our patents by at least two (2) Symbol products. The complaint also contains a claim for breach of the 1996 Cross License Agreement between the parties (the "Agreement"). Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that patents in suit are invalid, or are not infringed by Symbol and that Symbol is not in breach of the Agreement.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held on June 19, 2003. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

         (1) The vote of the common shareholders for the election of C. Harry Knowles and Stanton L. Meltzer as directors to serve a three-year term ending in 2006 were as follows:

     Number of Votes For    Number of Votes Withheld              Name
          4,924,837                 213,222                  C. Harry Knowles
          4,924,216                 213,843                  Stanton L. Meltzer

         (2) The vote of the common shareholders for the appointment of Ernst & Young as our independent auditors for the fiscal year ending December 31, 2003 was as follows:

            5,130,209  For            530  Against           7,320  Abstain
            ---------                 ---                    -----

         The directors whose terms continue after the Annual Meeting of Shareholders referenced above are Richard C. Close, Janet H. Knowles, John H. Mathias, Thomas E. Mills IV, Hsu Jau Nan and William Rulon-Miller.

Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  31.1 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") executed by the Chief Executive Officer of the Company.

                  31.2 Certification pursuant to Rule 13a-14(a) of the Exchange Act executed by the President and Chief Operating Officer of the Company.

                  31.3 Certification pursuant to Rule 13a-14(a) of the Exchange Act executed by the Chief Financial Officer of the Company.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the President and Chief Operating Officer of the Company.

                  32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.


(b) Reports on Form 8-K.

                On April 15, 2003, we filed a Current Report on Form 8-K to furnish certain information pursuant to Item 12 of Form 8-K regarding our Results of Operating and Financial Condition.

                On April 30, 2003, we filed a Current Report on Form 8-K to furnish certain information pursuant to Item 12 of Form 8-K regarding our Results of Operating and Financial Condition.

                On June 10, 2003, we filed a Current Report on Form 8-K to report a three-for-two stock split of the Company's common stock effected as a 50% stock dividend and paid on July 3, 2003.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                      METROLOGIC INSTRUMENTS, INC.



Date: August 14, 2003
---------------------                 By:/s/C. Harry Knowles
                                      ----------------------------------------
                                      C. Harry Knowles
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)




Date: August 14, 2003
---------------------                 By:/s/Thomas E. Mills IV
                                      ----------------------------------------
                                      Thomas E. Mills IV
                                      President and Chief Operating Officer




Date: August 14, 2003
---------------------                 By:/s/Kevin J. Bratton
                                      ----------------------------------------
                                      Kevin J. Bratton
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                                 Exhibit Index
                                                                 Page Number

31.1     Certification pursuant to Rule 13a-14(a) of the
         Securities Exchange Act of 1934, as amended (the
         "Exchange Act") executed by the Chief Executive
         Officer of the Company.                                        24

31.2     Certification pursuant to Rule 13a-14(a) of the
         Exchange Act executed by the President and Chief
         Operating Officer of the Company.                              25

31.3     Certification pursuant to Rule 13a-14(a) of the
         Exchange Act executed by the Chief Financial Officer
         of the Company.                                                26

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Executive Officer of
         the Company.                                                   27

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the President and Chief
         Operating Officer of the Company.                              28

32.3     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer
         of the Company.                                                29

CERTIFICATION                                               Exhibit 31.1

I, C. Harry Knowles, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Metrologic Instruments, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003                          /s/C. Harry Knowles
                                                ------------------------

CERTIFICATION                                                Exhibit 31.2

I, Thomas E. Mills IV, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Metrologic Instruments, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003                               /s/Thomas E. Mills IV
                                                     ---------------------

CERTIFICATION                                                 Exhibit 31.3

I, Kevin Bratton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Metrologic Instruments, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003                           /s/Kevin J. Bratton
                                                ----------------------

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/C. Harry Knowles
------------------------------------
C. Harry Knowles
Chief Executive Officer
August 14, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Metrologic Instruments, Inc. and will be retained by Metrologic Instruments, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas E. Mills IV, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Thomas E. Mills IV
------------------------------------
Thomas E. Mills IV
President and Chief Operating Officer
August 14, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Metrologic Instruments, Inc. and will be retained by Metrologic Instruments, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

           1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
August 14, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Metrologic Instruments, Inc. and will be retained by Metrologic Instruments, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.