Form 10-Q/A
period 2003-03-31
METROLOGIC INSTRUMENTS INC
filed 2003-09-23
CIK 815910

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-24712

METROLOGIC INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1866172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Coles Road

Blackwood, New Jersey 08012

(Address of principal executive offices)

856-228-8100

(Registrant’s telephone number including area code:)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 12, 2003
Common Stock, par value $.01 per share	5,489,619

Explanatory Note

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q with the Securities and Exchange Commission on September 23, 2003 to include certain disclosure required by Item 2 of Part II of Form 10-Q regarding the issuance of a common stock purchase warrant to C. Harry Knowles and Janet H. Knowles in connection with that certain subordinated note payable issued in January 2003 by the Registrant to Mr. and Mrs. Knowles. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

PART II – OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 31, 2003, in order to provide the Company with sufficient subordinated financing within the time period required to meet the terms of an early payoff agreement of other subordinated debt, the Company issued a $4.3 million subordinated note to C. Harry Knowles, Chairman and Chief Executive Officer of the Company and Janet H. Knowles, a Director and Vice President, Administration of the Company. In connection with the issuance of this note, the Company issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 97,500 shares of common stock at an exercise price of $6.94 per share, which was the fair market value per share of common stock on the date of issuance. We reasonably believe that Mr. and Mrs. Knowles were and currently are “accredited investors.” In connection with the warrant, the Company has granted Mr. and Mrs. Knowles registration rights with respect to the shares of common stock underlying the warrant.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) executed by the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) of the Exchange Act executed by the President and Chief Operating Officer of the Company.

31.3	Certification pursuant to Rule 13a-14(a) of the Exchange Act executed by the Chief Financial Officer of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the President and Chief Operating Officer of the Company.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROLOGIC INSTRUMENTS, INC.

SEPTEMBER 23, 2003	By:	/s/ C. HARRY KNOWLES
C. Harry Knowles Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) executed by the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) of the Exchange Act executed by the President and Chief Operating Officer of the Company.

31.3	Certification pursuant to Rule 13a-14(a) of the Exchange Act executed by the Chief Financial Officer of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the President and Chief Operating Officer of the Company.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.