Form 10-Q
period 2003-09-30
METROLOGIC INSTRUMENTS INC
filed 2003-11-14
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003

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

As of November 5, 2003 there were 20,562,686 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         September 30, 2003 (unaudited) and December 31, 2002               3

         Condensed Consolidated Statements of Operations (unaudited)
         For the Three and Nine Months Ended September 30, 2003 and 2002    4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         For the Nine Months Ended September 30, 2003 and 2002              5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        21

Item 4.  Controls and Procedures                                           21

Part II - Other Information

Item 1.  Legal Proceedings                                                 22
Item 2.  Changes in Securities                                             22
Item 3.  Defaults upon Senior Securities                                   22
Item 4.  Submission of Matters to a Vote of Security Holders               24
Item 5.  Other Information                                                 24
Item 6.  Exhibits and Reports on Form 8-K                                  24

Signatures                                                                 25

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                     September 30, December 31,
Assets                                                   2003         2002
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $  1,360     $  1,202
        Restricted cash                                       -        1,000
        Accounts receivable, net of allowance            21,812       20,412
        Inventory                                        16,505       14,039
        Deferred income taxes                             1,189          268
        Other current assets                              1,759        2,258
                                                       --------     --------
     Total current assets                                42,625       39,179

     Property,  plant and equipment, net                 12,058       12,600
     Patents and trademarks,  net of amortization         5,080        4,688
     Holographic technology,  net of amortization           281          368
     Advance license fee, net of amortization             1,206        1,294
     Goodwill                                            16,640       15,175
     Deferred income taxes                                    -          190
     Other assets                                           310          758
                                                       --------     --------
     Total assets                                      $ 78,200     $ 74,252
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  1,978     $  1,347
        Current portion of notes payable                  2,124        4,708
        Current portion of notes payable to officers        426        1,000
        Accounts payable                                  6,363        8,719
        Accrued expenses                                 12,921        9,389
        Deferred contract revenue                             -        1,707
                                                       --------     --------
     Total current liabilities                           23,812       26,870

     Lines of credit, net of current portion              1,366            -
     Notes payable,  net of current portion               2,939       14,431
     Notes payable to officers, net of current portion    3,336            -
     Deferred income taxes                                  598            -
     Other liabilities                                    4,187        3,480

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  30,000,000 shares
            authorized; 17,097,386 and 16,417,666 shares
            issued and outstanding at September 30, 2003
            and December 31, 2002, respectively              171         164
        Additional paid-in capital                        20,477      17,579
        Retained earnings                                 23,246      14,601
        Accumulated other comprehensive loss              (1,932)     (2,873)
                                                       ---------    --------
        Total shareholders' equity                        41,962      29,471
                                                       ---------    --------
     Total liabilities and shareholders' equity        $  78,200    $ 74,252
                                                       =========    ========

See accompanying notes including Note 12 which contains a pro forma balance sheet reflecting proceeds of $56 million from the Company's equity offering that was consummated in October 2003.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
             (Amounts in thousands, except share and per share data)


                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                  2003       2002       2003        2002

Sales                           $32,587   $27,735     $96,309     $84,176
Cost of sales                    18,803    17,101      56,352      54,009
                                -------   -------     -------     -------
Gross profit                     13,784    10,634      39,957      30,167

Selling, general and
 administrative expenses          7,507     7,048      22,727      21,803
Research and development
 expenses                         1,686     1,754       5,210       5,287
Severance costs                      40       251          71         602
                                -------   -------     -------     -------
Operating income                  4,551     1,581      11,949       2,475

Other income (expenses)
 Interest income                     13        15          25          70
 Interest expense                  (348)     (668)     (1,092)     (2,235)
 Foreign currency transaction
   gain (loss)                      184      (530)        339        (306)
 Gain on extinguishment of debt       -         -       2,200           -
 Other, net                        (114)      (34)       (824)         20
                                -------   -------     -------     -------
 Total other (expenses) income     (265)   (1,149)        648      (2,451)
                                -------   -------     -------     -------
Income before income
 tax provision                    4,286       432      12,597          24

Income tax provision              1,630       164       3,952           9
                                -------   -------     -------     -------
Net income                      $ 2,656   $   268     $ 8,645     $    15
                                =======   =======     =======     =======
Basic income per share:

  Weighted average shares
   outstanding               16,995,066 16,402,737 16,664,168  16,396,614

  Basic income
   per share                     $ 0.16   $  0.02     $  0.52     $  0.00

Diluted income per share:

  Weighted average shares
   outstanding               16,995,066 16,402,737  16,664,168  16,396,614
  Net effect of dilutive
   securities                 2,129,804      7,572   1,583,688       2,526

  Total shares outstanding
    used in computing diluted
    income per share         19,124,870 16,410,309  18,247,856  16,399,140

  Diluted income per
    share                         $ 0.14   $  0.02     $  0.47     $  0.00


See accompanying notes including Note 12 which contains a pro forma balance sheet reflecting proceeds of $56 million from the Company's equity offering that was consummated in October 2003.

                        Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Amounts in thousands)


                                                        Nine Months ended
                                                          September 30,
                                                     2003               2002
                                                   --------           --------
Operating activities

Net cash provided by operating activities          $  7,083            $12,304

Investing activities

Restricted cash                                       1,000              2,200
Purchase of property,  plant and equipment           (1,166)            (1,536)
Patents and trademarks                                 (677)              (733)
Purchase of minority interest in subsidiary            (864)                 -
                                                    -------            -------
Net cash provided used in investing activities       (1,707)               (69)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                     2,658                 40
Principal payments on notes payable                 (13,789)           (12,155)
Proceeds from issuance of notes payable               4,141                105
Net proceeds from (payments on) lines of credit       2,014               (102)
Capital lease payments                                  (45)              (131)
Issuance of warrants                                    247                  -
Increase in deferred financing costs                   (110)                 -
Net cash used in                                    -------            -------
  financing activities                               (4,884)           (12,243)

Effect of exchange rates on cash                       (334)               502
                                                    -------            -------

Net increase in cash and cash equivalents               158                494
Cash and cash equivalents at beginning of period      1,202                557
                                                    -------            -------
Cash and cash equivalents at end of period         $  1,360            $ 1,051
                                                   ========            =======
Supplemental Disclosure

     Cash paid for interest                        $  1,365            $ 2,178
                                                   ========            =======
     Cash paid for income taxes                    $  1,962            $   164
                                                   ========            =======
     Noncash investing and financing activities:

     Equipment acquired through capital leases     $    287            $     -
                                                   ========            =======

See accompanying notes including Note 12 which contains a pro forma balance sheet reflecting proceeds of $56 million from the Company's equity offering that was consummated in October 2003.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Amounts in thousands, except share and per share data)

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

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Registration Statement on Form S-3 filed on October 1, 2003, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2002 contained therein. In October 2003, the Company sold 1,725,000 newly issued shares of its common stock in a public offering (see Note 12 - Subsequent Events). The accompanying financial statements do not reflect the impact of this public offering. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB No. 25, and related interpretations. Stock-based employee compensation costs are not reflected in net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                                           Three Months Ended Nine Months Ended
                                               September 30,     September 30,
                                              2003      2002    2003     2002
                                              ----      ----    ----     ----
   Net income (loss):
    As reported                              $2,656   $  268   $8,645  $   15
    Deduct:  (total stock-based  employee
    compensation expense determined
    under fair  value based method, net of
    related taxes)                             (121)    (208)    (396)   (365)
                                             ------   ------   ------  ------
    Pro forma                                $2,535   $   60   $8,249  $ (350)
                                             ======   ======   ======  ======
   Net income (loss) per share:
     Basic:
       As reported                           $ 0.16   $ 0.02   $ 0.52  $    -
       Pro forma                               0.15        -     0.50   (0.02)
     Diluted:
       As reported                           $ 0.14   $ 0.02   $ 0.47  $    -
       Pro forma                               0.13        -     0.45   (0.02)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002; expected volatility of 90%; risk-free interest rate of 3.9%; and expected lives of 5 years. The estimated fair value of the options is amortized to expense over the options' vesting period. No options were granted during the nine months ended September 30, 2003.

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

3.       Stock Splits

The Company effected a three-for-two stock split of its common stock through a fifty percent (50%) stock dividend paid on July 3, 2003 to shareholders of record at the close of business on June 23, 2003. The Company effected a two-for-one stock split of its common stock through a one hundred percent (100%) stock dividend paid on October 30, 2003 to shareholders of record at the close of business on October 20, 2003.

The accompanying condensed consolidated financial statements have been restated to reflect the effects of both stock splits as if they has happened on January 1, 2002.

4.       Accounts Receivable

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

                                                     September 30, December 31,
                                                         2003       2002
                                                         ----       ----

                     Receivables assigned to factor    $ 1,319      $1,645
                     Less advances from factor         $(1,157)     (1,091)
                                                       -------      ------
                       Due from factor                 $   162      $  554
                                                       =======      ======

5.        Inventory

     Inventory consists of the following:

                                       September 30, 2003   December 31, 2002
                                       ------------------   ------------------
         Raw materials                     $  5,639              $  5,788
         Work-in-process                      2,813                 1,865
         Finished goods                       8,053                 6,386
                                             ------                ------
                                             16,505                14,039
                                             ------                ------

6.        Comprehensive Income

     The Company's total comprehensive income was as follows:


                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                         2003       2002      2003       2002
                                         ----       ----      ----       ----
     Net income (loss)                 $ 2,656    $   268   $ 8,645    $   15
     Other comprehensive income
      (loss):
        Change in equity due to
         foreign currency
         translation adjustments           128       (227)      941       901
                                       -------    -------   -------    -------
     Comprehensive income              $ 2,784    $    41   $ 9,586    $  916
                                       =======    =======   =======    =======


7.       Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the three-month and nine-month periods ended September 30, 2003 or 2002.

The Company manages its business on a business segment basis dividing the business into two major segments: Industrial scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales were attributed to business segments as set forth in the following table.


                                Industrial/                     Total
                                 Optical       POS/OEM      Consolidated
                                 -------      ---------       ---------
Three months ended September 30, 2003:

Sales                            $ 6,476       26,111          32,587

Income before provision
for income taxes                 $   417        3,869           4,286

Identifiable assets              $ 8,471       46,522          54,993

Three months ended September 30, 2002:

Sales                            $ 6,851       20,884          27,735

Income before
provision for income taxes       $   270          162             432

Identifiable assets              $ 9,174       44,950          54,124

Nine months ended September 30, 2003:

Sales                            $17,009       79,300          96,309

Income (loss)
before (benefit) provision
for income taxes                 $  (113)      12,710          12,597

Identifiable assets              $ 8,471       46,522          54,993

Nine months ended September 30, 2002

Sales                            $21,735       62,441          84,176

Income (loss)
before (benefit) provision
for income taxes                 $  (374)         398              24

Identifiable assets              $ 9,174       44,950          54,124

8.  Credit Facility

On January 31, 2003, the Company executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002. The Amendment, which extended the Amended and Restated Credit Agreement until January 31, 2006, provided for a $13,000 revolving credit facility and a $4,500 term loan. Principal payments on the term loan were $94 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment were prime plus .25% on borrowings under the revolving credit facility and prime plus .75% on the Term Loan. The Amendment contained various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in the Company's assets and properties granted to the bank pursuant to the Credit Agreement remained in effect under the Amendment. In connection with the Amendment, the personal guarantees of C. Harry Knowles, Chairman and Chief Executive Officer, and his spouse, Janet Knowles, a Director and Vice President, Administration, were released. Outstanding borrowings under the revolving credit facility were $1,366 at September 30, 2003. All outstanding borrowings under the Amendment were paid in October 2003 and the Agreement was terminated. As a result, unamortized deferred financing costs of $86,000 will be recognized as a loss on extinguishment in the fourth quarter of 2003.

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

In order to provide the Company with sufficient subordinated financing within the time period required to meet the terms of the Payoff Agreement which provided a $2,200 gain, in January 2003, the Company issued a $4,260 subordinated note to C. Harry Knowles, its Chairman and Chief Executive Officer, and his spouse, Janet H. Knowles, a Director and Vice President, Administration. The subordinated note bore interest at 10.0% and required 60 monthly principal payments of $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 195,000 shares of its common stock at an exercise price of $3.47 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at $247 in aggregate, and the resulting original issue discount will be amortized into interest expense over the life of the subordinated note. The subordinated note to Mr. and Mrs. Knowles was paid in full in October 2003 and the unamortized original issue discount of $214,000 will be recognized as a loss on extinguishment in the fourth quarter of 2003.

9.       Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. This provision is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. In accordance with the provisions of SFAS 145, the Company has recorded the $2,200 gain on the extinguishment of the Subordinated Debt in Other Income in the Consolidated Statement of Operations for the nine months ended September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The provisions of FIN 46, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The Company is currently evaluating what impact, if any, adoption of FIN 46 will have on its consolidated financial position, consolidated results of operations, or liquidity.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Interests with Characteristics of both Liabilities and Equity. This statement requires liability classification for certain types of financial instruments, many of which were previously classified as equity. The statement was effective on July 1, 2003, however; FASB's adoption of certain provisions has been deferred for an indefinite period. Adoption of FAS 150 did not have a material impact on the Company's consolidated financial position at September 30, 2003, or the consolidated results of operations or liquidity for the three months then ended.

10.     Legal Matters

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol in the United States District Court for the Eastern District of New York alleging that the Company is in breach of the terms of the License Agreement between Symbol and the Company (the "Agreement"). The allegations of breach relate to the dispute between the parties as to which products are covered by the licenses under the Agreement. On May 30, 2002, the Company was served with an amended complaint in this action. The amended complaint also included new claims of patent infringement from the date of the alleged breach against the Company and C. Harry Knowles, the Company's Chairman and CEO. The amended complaint further included claims for injunctive relief and a claim of fraudulent transfer related to the transactions under the Amended Credit Agreement.

The parties filed cross motions for summary judgment on the breach of contract claims. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment. In finding for the Company, the Court dismissed certain counts of Symbol's complaint, and granted the Company's motion to compel arbitration regarding certain matters. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint and requested that the Court enter a final order in the case. The final order was entered on April 23, 2003. Symbol filed its notice of appeal in May 2003 with the Court of Appeals for the Second Circuit. The parties have filed their briefs with the Court and oral argument has been scheduled for December 16, 2003.

Management is of the opinion that there are no legal claims against the Company that are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.      Guarantees

The Company's borrowings under the Amendment were secured by a pledge of stock in certain significant subsidiaries owned by and guaranteed by one of its subsidiaries. The subsidiary would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the Amendment. The Company's borrowings under the Amendment were $5,210 and $7,345 at September 30, 2003 and December 31, 2002, respectively. All outstanding borrowings under the Amendment were repaid in October 2003 and the agreement was terminated. If any subsidiary were to borrow under new credit arrangements, the Company may be required to provide a similar guarantee with respect to the subsidiary's borrowings.

12.     Subsequent Events

In October 2003, the Company sold 1,725,000 newly issued shares of its common stock in a public offering. Proceeds after deducting underwriting commissions were $56,166. The proceeds were used to repay all outstanding borrowings under the Amendment and the subordinated note to Mr. and Mrs. Knowles. The Company will also purchase its headquarters and manufacturing facility from Mr. and Mrs. Knowles during the quarter ending December 31, 2003 for $4,750, which is less than the values determined by two independent appraisals.

The following proforma condensed consolidated balance sheet reflects the financial position of the Company as if the public offering of the Company's common stock had closed as of September 30, 2003 and the net proceeds were used to purchase $4,750 for the Company's Blackwood, New Jersey facility, repay $9,472 of bank and subordinated debt and write-off $300 of unamortized deferred financing costs and the unamortized original issue discount on warrants.

                 Pro Forma Condensed Consolidated Balance Sheet
                               September 30, 2003
                             (amounts in thousands)



                Assets
                Current assets:
                Cash and equivalents                            $   42,090
                Accounts receivable, net                            21,812
                Inventory                                           16,505
                Other current assets                                 2,948
                                                                ----------
                  Total current assets                              83,355

                Property, plant and equipment, net                  16,808
                Goodwill and other intangible assets                23,207
                Other assets                                           224
                                                                ----------

                Total assets                                    $  123,594
                                                                ==========
                Liabilities and shareholders equity
                Current liabilities:
                Current portion of debt                         $    2,477
                Accounts payable                                     6,363
                Accrued expenses                                    12,921
                                                                ----------
                  Total current liabilities                         21,761

                Long-term debt                                         220
                Other liabilities                                    4,785
                Shareholder's equity                                96,828
                                                                ----------
                Total liabilities and shareholder's equity      $  123,594
                                                                ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs, which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the United States and international economies and other economic factors that directly or indirectly affect the demand for our products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) the potential impact on production and sales resulting from the outbreak of Severe Acute Respiratory Syndrome ("SARS") in Asian and other markets; (vii) the effects of changes in trade, monetary and fiscal policies, laws, regulations and other activities of government; agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered product to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xi) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity; and (xiii) the potential impact of terrorism and international hostilities.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2002 appearing in our Registration Statement on Form S-3 filed on October 1, 2003. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2003 and 2002 are unaudited.

         Metrologic Instruments, Inc. and its subsidiaries (collectively, "we", "us", "our" or the "Company") are experts in optical image capture and processing solutions. We utilize our expertise to design, manufacture and market sophisticated imaging and scanning solutions serving a variety of point-of-sale, commercial and industrial applications. Our solutions utilize a broad array of laser, holographic and vision-based technologies designed to provide superior functionality and a compelling value proposition for our customers.

         The majority of our sales are derived from products that scan and decode bar codes in retail environments. We believe we have been able to increase our market share in our point-of-sale, commercial and industrial markets by offering products with superior performance and features at price points that are extremely competitive with the products offered by others. Additionally, through our wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), we have broadened our product offering to include laser beam delivery and control products for semiconductor and fiber optic manufacturing equipment, wavefront sensor products and adaptive optics systems for certain government applications. AOA also adds significant capabilities and expertise in vision, image processing, systems integration, adaptive optics and high-end refractive optical disciplines.

         Our business is divided into two major segments:
Point-of-Sale/Original Equipment Manufacturers, or POS/OEM, and Industrial Scanning and Optical.

         POS/OEM bar code scanners are typically either handheld scanners or fixed projection scanners. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers.

         Industrial Scanning and dimensioning products are comprised of fixed position systems that are either laser or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Adaptive optical solutions are highly customized sophisticated, laser-based systems that correct for the natural distortion of light as it exits a complex laser and travels through the atmosphere or other transmission medium.

         The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                           2003      2002      2003     2002
                                        ------------------- ------------------
                (in Thousands)
                POS/OEM                 $ 26,111  $ 20,884  $ 79,300 $ 62,441
                Industrial & Optical:
                  Industrial               3,916     3,147     9,692    7,341
                  Optical                  2,560     3,704     7,317   14,394
                                        --------  --------  -------- --------

                    Total Industrial       6,476     6,851    17,009   21,735
                                        --------  --------  -------- --------

                Total Company           $ 32,587  $ 27,735  $ 96,309 $ 84,176
                                        ========  ========  ======== ========

Results of Operations

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of our products are manufactured in our U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to such foreign currencies. We expect, however, that the manufacture of our point-of-sale ("POS") products in our Suzhou, China facility to increase in 2003, which will result in reduced labor costs in our POS scanners. In the three and nine months ended September 30, 2003, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro.


The following table sets forth certain information as to our sales by geographical location:

                       Three Months Ended               Nine Months Ended
                          September 30,                    September 30,
                   2003    %      2002     %      2003     %     2002     %
                   ---------------------------  ------------------------------
($ in Thousands)

North America
  POS/OEM       $ 7,903  24.3%  $ 6,006  21.7%  $23,989  25.0%  $19,129  22.7%
  AOA             6,330  19.4%    6,821  24.5%   16,706  17.3%   21,437  25.5%
Europe           12,288  37.7%    9,703  35.0%   39,885  41.4%   30,129  35.8%
Rest of World     6,068  18.6%    5,205  18.8%   15,729  16.3%   13,481  16.0%
                ------- ------  ------- ------  ------- ------  ------- ------
  Total         $32,587 100.0%  $27,735 100.0%  $96,309 100.0%  $84,176 100.0%
                ======= ======  ======= ======  ======= ======  ======= ======

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Sales increased 17.5% to $32.6 million in the three months ended September 30, 2003 from $27.7 million in the three months ended September 30, 2002. Sales of our POS and original equipment manufacturers ("OEM") products increased by 25.0%, sales of industrial products increased by 24.4%, while sales of optical systems decreased by 30.9%. Approximately $1.5 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar in the third quarter of 2003. POS/OEM sales increased approximately $5.1 million due to increased unit sales of handheld scanners, principally to major retail customers. These factors were partially offset by a decrease of approximately $1.2 million resulting from lower average selling prices.

The increase in industrial products sales is attributable to increased sales to a large systems integrator for use in a new automated parcel and package system for the U.S. Postal Service.

The decrease in optical systems sales reflects the termination of certain optical projects at AOA in 2002. These projects included certain government contracts related to programs that were cancelled or downsized by the government as well as the cancellation of certain purchase orders from a customer involved in the semiconductor manufacturing industry. Revenue from these customers was $3.0 million in the three months ended September 30, 2002 as compared with $1.3 million in 2003. These purchase order cancellations were the result of our customer's excess capacity due to an acquisition. We continue to receive contracts from this customer.

International sales accounted for $18.4 million, or 56.3% of total sales, in the three months ended September 30, 2003 and $14.9 million, or 53.8% of total sales, in the three months ended September 30, 2002. The largest portion of the growth in international sales was from increased sales in Europe. The increase in European sales is attributable to increased unit volume plus the strengthening of the euro against the U.S. dollar.

No individual customer accounted for 10.0% or more of sales in the three months ended September 30, 2003 or 2002.

Cost of sales increased to $18.8 million in the three months ended September 30, 2003 from $17.1 million in the three months ended September 30, 2002. As a percentage of sales, cost of sales decreased from 61.7% in 2002 to 57.7% in 2003. The decrease in the percentage of cost of sales was due to the following:

o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o Lower direct labor costs as a result of increased unit production in our Suzhou, China facility.
o Decreased material costs due to engineering efforts to reduce bill of material costs.
o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2003.

Selling, general and administrative ("SG&A") expenses increased 6.5% to $7.5 million in the three months ended September 30, 2003 from $7.0 million for the three months ended September 30, 2002. As a percentage of sales, SG&A expenses decreased from 25.4% of sales in the three months ended September 30, 2002 to 23.0% of sales in the corresponding period in 2003. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2003, the strengthening of the euro against the U.S. dollar on euro denominated expenses, and increased incentive compensation expense.

Severance costs of $251,000 in 2002 were due to workforce reductions in August and September 2002.

Other income/expense reflects net other expense of $265,000 in 2003 compared with net other expense of $1.1 million in 2002. The decrease in net other expense is due to lower net interest expense as a result of lower outstanding borrowings plus lower interest rates in 2003, and foreign currency transaction losses of $530,000 in 2002 attributable to the weakening value of the Brazilian real in relation to the U.S. dollar.

Net income was $2.7 million, or $0.14 per diluted share for the three months ended September 30, 2003 compared with net income of $268,000 or $0.02 per diluted share in 2002. Net income reflects a 38% effective tax rate for both periods. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.04 per diluted share as compared to the corresponding period in 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Sales increased 14.4% to $96.3 million in the nine months ended September 30, 2003 from $84.2 million in the nine months ended September 30, 2002. Sales of our point-of-sale and OEM products increased by 27.0%, sales of industrial products increased by 32.0%, while sales of optical systems decreased by 49.2%. Approximately $5.8 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar in the first nine months of 2003. POS/OEM sales increased approximately $16.5 million due to increased unit sales of handheld scanners and portable data terminals principally to major retail customers. These factors were partially offset by a decrease of approximately $5.2 million resulting from lower average selling prices.

The increase in industrial products sales is attributable to increased sales to a large systems integrator for use in a new automated parcel and package system for the U.S. Postal Service.

The decrease in optical systems sales reflects the termination of certain optical projects at AOA in 2002. These projects included certain government contracts related to programs that were cancelled or downsized by the government as well as purchase orders from a customer involved in the semiconductor manufacturing industry. Revenue from these customers was $12.1 million including a $4.6 million negotiated settlement for cancellation of the purchase orders by the customer in the first nine months of 2002 as compared with $4.4 million in 2003. These purchase order cancellations were the result of our customer's excess capacity due to an acquisition. We continue to receive contracts from this customer.

International sales accounted for $55.6 million, or 57.7% of total sales, in the nine months ended September 30, 2003 and $43.6 million or 51.8% of total sales, in the nine months ended September 30, 2002. The largest portion of the growth in international sales was from increased sales in Europe. The increase in European sales is attributable to the strengthening of the euro against the U.S. dollar plus increased unit volume.

No individual customer accounted for 10% or more of sales in the nine months ended September 30, 2003 or 2002.

Cost of sales increased by $2.3 million to $56.3 million for the nine months ended September 30, 2003 from $54.0 million for the corresponding period in 2002. As a percentage of sales, cost of sales was 58.5% in 2003 compared with 64.2% in 2002. The decrease in the percentage of cost of sales was due to the following:

o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o Decreased direct labor costs as a result of increased unit production in our Suzhou, China facility and workforce reductions in March and April 2002.
o Decreased material costs due to engineering efforts to reduce bill of material costs.
o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2003.

These factors were partially offset by increased sales of certain lower margin products, including our portable data terminals, that are not manufactured by us, but purchased from other sources. These items generally have margins 10-15% lower than our own manufactured products.

SG&A expenses increased 4.2% to $22.7 million for the nine months ended September 30, 2003 from $21.8 million for the nine months ended September 30, 2002. SG&A expenses in 2002 included $732,000 of non-recurring expenses incurred prior to the finalization of the Amended and Restated Credit Agreement that was completed on July 9, 2002. Excluding these expenses, SG&A expenses were $21.1 million for the nine months ended September 30, 2002. As a percentage of sales, SG&A expenses were 23.6% of sales in 2003 compared with 24.2% (excluding the non-recurring expenses of $732,000) in 2002. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2003, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased marketing expenses and a $548,000 increase in incentive compensation expense. These increases were partially offset by lower personnel costs resulting from workforce reductions in March, April, August and September 2002.

R&D expense remained relatively constant in dollars in the nine months ended September 30, 2003 and 2002, although as a percentage of sales, R&D expenses were 5.4% of sales in 2003 compared with 6.3% in 2002.

Severance costs were $602,000 in the nine months ended September 30, 2002. The severance costs in 2002 were due to workforce reductions in March, April, August and September 2002.

Other income/expense reflects net other income of $648,000 in the nine months ended September 30, 2003 compared with net other expense of $2.5 million in the corresponding period in 2002. Net other income in 2003 included a $2.2 million gain on the early extinguishment of debt in connection with early repayment of subordinated debt related to the acquisition of AOA. This debt was repaid in full in the first quarter of 2003. Net interest expense decreased from $2.2 million to $1.1 million due to lower outstanding borrowings and lower interest rates in 2003. Other expenses in 2003 include costs of $463,000 incurred in connection with our efforts to refinance our bank debt and restructure our overall debt position that enabled us to realize the gain on the early extinguishment of debt.

Net income was $8.6 million, or $0.47 per diluted share, for the nine months ended September 30, 2003 compared with net income of $15,000, or $0.00 per diluted share, in 2002. Net income reflects a 31.4% effective income tax rate for the nine months ended September 30, 2003 and a 38.0% effective tax rate in 2002. The decrease in the effective tax rate was a result of the $2.2 million gain on early extinguishment of debt which, for tax purposes, will be treated as a reduction of the purchase price of AOA, and as such will not be subject to federal or state income tax. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.16 per diluted share as compared to the corresponding period in 2002.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by fluctuations in seasonal demand from European customers in the quarter ending September 30 for quarterly results of operations. See Supplementary Data following the Notes to our Consolidated Financial Statements included in our Registration Statement on Form S-3 filed on October 1, 2003.

Liquidity and Capital Resources

Operating activities

Net cash provided from operations was $7.1 million and $12.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Net cash provided by operating activities for the nine months ended September 30, 2003 resulted primarily from (i) net income of $8.6 million plus (ii) $2.6 million of depreciation and amortization and (iii) a $3.0 million increase in accrued expenses offset by (iv) a $2.2 million gain on early extinguishment of debt (v) increases of $600,000 in accounts receivable (vi) $1.9 million in inventory and
(vii) a $2.5 million decrease in accounts payable.

Our working capital increased $6.5 million or 52.8% to $18.8 million as of September 30, 2003 from $12.3 million as of December 31, 2002 as a result of our profitable operations, reduction in accounts receivable and the debt restructuring discussed below. The significant balance sheet changes included an (i) increase in inventory of $2.5 million as a result of a buildup in the inventory levels resulting from longer delivery cycle of finished goods from the Suzhou, China facility as we increase our production volume in Suzhou, (ii) increase of $1.4 million in accounts receivable as a result of increased revenue, (iii) decrease of $2.9 million in the current portion of notes payable as a result of payment of subordinated promissory notes to UTOS, (iv) decrease of $1.7 million in deferred contract revenue as a result of the recognition of revenue for services performed on a specific contract that was recognized as deferred contract revenue in 2002 and (v) a decrease of $1.0 million of cash previously restricted according to the January 31, 2003 Amendment to the Amended Credit Agreement.

Investing activities

Cash used in investing activities was $1.7 million and $69,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in cash used by investing activities is primarily due to the first installment of $864,000 to purchase the 49% minority interest of Metrologic Eria Iberica and the release of $1.0 million of cash previously restricted according to the January 31, 2003 Amendment to the Amended Credit Agreement. The above increases are offset by a $400,000 reduction in cash used for property, plant and equipment purchases. The credit facility and the subsequent amendments and restructuring are more fully described below under outstanding debt and financing arrangements.

Financing activities

Cash used in financing activities was $4.9 million and $12.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease in cash used by financing activities is primarily due to proceeds of
(i) $4.1 million from the issuance of notes payable, (ii) $2.0 million from line of credit borrowings and (iii) $2.7 million from the exercise of stock options and employee stock purchase plan. The above decreases are offset by additional principal payments of $1.6 million on notes payable.

In October 2003, the Company sold 1,725,000 newly issued shares of its common stock in a public offering. Proceeds after deducting underwriting commissions were $56.2 million. The proceeds were used to repay all outstanding borrowings under the Amended Credit Agreement and the subordinated note to Mr. and Mrs. Knowles. The Company will also purchase its Blackwood, New Jersey headquarters and manufacturing facility from Mr. and Mrs. Knowles during the quarter ending December 31, 2003 for $4.75 million, which is less than the values determined by two independent appraisals.

Outstanding debt and financing arrangements

On January 31, 2003, we executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002 (the "Agreement"). The Amendment, which extended the Agreement until January 31, 2006, provided for a $13 million revolving credit facility and a $4.5 million term loan. Principal payments on the term loan were $94,000 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment were prime plus .25% on borrowings under the revolving credit facility and prime plus .75% on the term loan. The Amendment contained various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. All outstanding borrowings under the Agreement were repaid in October 2003 and the Agreement was terminated. As a result, unamortized deferred financing costs of $86,000 will be recognized as a loss on extinguishment in the fourth quarter of 2003.

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

In order to provide us with sufficient subordinated financing within the time period required to meet the terms of the payoff agreement which provided a $2.2 million gain, in January 2003, we issued a $4.3 million subordinated note to C. Harry Knowles, our Chairman and Chief Executive Officer, and his spouse, Janet
H. Knowles, a Director and Vice President, Administration. The subordinated note bore interest at 10.0% and required 60 monthly principal payments of $36,000 with the balance of $2.1 million due in January 2008. In connection with this note, we issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 195,000 shares of our common stock at an exercise price of $3.47 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at approximately $247,000, and the resulting original issue discount was being amortized into interest expense over the life of the subordinated note. This note was paid in full in October 2003 and the unamortized original issue discount of $214,000 will be recognized as a loss on extinguishment in the fourth quarter of 2003. The Board engaged Janney Montgomery Scott LLC ("JMS") to assist it in connection with this transaction. Further, the disinterested Board members concluded that the subordinated debt obtained from Mr. and Mrs. Knowles was on terms at least as favorable to us as could have been obtained from independent third parties with respect to interest rate, warrants and payment terms. William Rulon-Miller, a Director of the Company, is Senior Vice President of JMS. JMS received a fee of $225,000 for its work in connection with the Amendment and the subordinated debt. The subordinated note to Mr. and Mrs. Knowles was paid in full in October 2003.

In addition to the revolving credit facility the Company entered into recourse factoring discounting agreements with various banks in Europe. At September 30, 2003, $1,978 was outstanding under such agreements.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we have selectively entered into derivative financial instruments to offset its exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with its primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and
(ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at September 30, 2003.

Acquisition of Interests in Joint Ventures

Our 51% joint venture interests in Metrologic Eria Iberica and Metrologic Eria France contain options for us to purchase the remaining 49% minority interests. The purchase option is calculated based on a twelve month multiple of sales and provides us with a twelve month period in which to find a buyer or negotiate a purchase price with a default minimum. The default minimum for Metrologic Eria France is 2.9 million euros.

In August 2003, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria Iberica for approximately 5.9 million euros, or $6.8 million at the exchange rate on September 30, 2003, over three years commencing in August 2003. In August 2003, we purchased 5.76% of Metrologic Eria Iberica for $790,000.

Critical Accounting Policies

For a discussion of our critical accounting policies and use of estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-3 filed on August 1, 2003. The only change in critical accounting policies during the three or nine month periods ended September 30, 2003 is the adoption of SFAS 145 during the first quarter of 2003, and the adoption of SFAS 150 during the third quarter of 2003.


Disclosures about Contractual Obligations and Commercial Commitments(1)

                                        Less
                                       than 1     1-3       4-5        After
Contractual Obligations       Total     Year     Years     Years      5 Years
-----------------------       -----     ----     -----     -----       -----
Long-Term Debt                 8,506    2,435     4,013   2,058            -
Capital Lease Obligations        319      115       204       -            -
Operating Leases(1)           13,361    2,457     5,690   1,421        3,793
Obligation to purchase
  minority interest in
  joint venture                5,974    2,257     3,717       -            -
                           ---------  -------  -------- -------    ---------
Total Contractual Cash
  Obligations              $  28,160  $ 7,264  $ 13,624  $3,479     $  3,793
                           =========  =======  ========  ======     ========



                                 Total      Less
                                Amounts    than 1    1-3     4-5    Over 5
Other Commercial Commitments   Committed    Year    Years   Years   Years
----------------------------   ---------    ----    -----   -----   -----
Revolving Credit Facility      $  3,344    $1,978   $1,366  $  -    $   -
                               ========    ======   ======  =====   =====


(1)Based on information as of September 30, 2003 except information regarding operating leases, which is as of December 31, 2002.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

The information contained in Quantitative and Qualitative Disclosures about Market Risk contained in our Registration Statement on Form S-3 filed on October 1, 2003 is hereby incorporated herein by reference.

Item 4- Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to ensure that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial was commenced on that date and continued through January 17, 2003. At the conclusion of the trial, the parties submitted a joint post-trial brief on June 30, 2003. It is expected that the judge will issue a final ruling within the next several months, but no specific date for a ruling has been set.

B. Metrologic v. PSC Inc.

On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy is pending. The Court lifted the stay on July 18, 2003, and the Court issued a decision on the Markman hearing entering its ruling on the interpretation of the claims in suit. It is expected that the parties will refile their motions for summary judgment during the next several months.

C.       Symbol Technologies, Inc. v. Metrologic

On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment. In finding for us, the Court dismissed certain counts of Symbol's complaint, and granted us motion to compel arbitration regarding certain matters. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint and requested that the Court enter a final order in the case. The final order was entered on April 16, 2003. Symbol filed its notice of appeal in May 2003 with the Court of Appeals for the Second Circuit. The parties have filed their briefs with the Court and oral argument has been scheduled for December 16, 2003.

D. Metrologic v. Symbol Technologies, Inc.

On June 18, 2003, we filed suit against Symbol Technologies, Inc. in the U.S. District Court for the District of New Jersey with claims for patent infringement of certain of our patents by at least two (2) Symbol products. The complaint also contains a claim for breach of the 1996 Cross License Agreement between the parties (the "Agreement"). Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, or are not infringed by Symbol and that Symbol is not in breach of the Agreement. The case is now in the early stages of discovery.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  3.1 Certificate of Amendment to the Certificate of Incorporation of Metrologic Instruments, Inc. dated October 20, 2003 effecting the two for one stock split.

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


(b) Reports on Form 8-K.

                On July 3, 2003, we filed a Current Report on Form 8-K to furnish certain information pursuant to Item 12 of Form 8-K regarding our Results of Operations and Financial Condition.

                On July 14, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 to report the Company's intent to offer up to 1.5 million newly issued shares of common stock in a public offering.

                On July 30, 2003, we filed a Current Report on Form 8-K to furnish certain information pursuant to Item 12 of Form 8-K regarding our Results of Operations and Financial Condition.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                      METROLOGIC INSTRUMENTS, INC.



Date: November 14, 2003
-----------------------               By:/s/C. Harry Knowles
                                      ----------------------------------------
                                      C. Harry Knowles
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)




Date: November 14, 2003
-----------------------               By:/s/Thomas E. Mills IV
                                      ----------------------------------------
                                      Thomas E. Mills IV
                                      President and Chief Operating Officer




Date: November 14, 2003
-----------------------               By:/s/Kevin J. Bratton
                                      ----------------------------------------
                                      Kevin J. Bratton
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                                 Exhibit Index
                                                                 Page Number

3.1 Certificate of Amendment to the Certificate of Incorporation of Metrologic Instruments, Inc.
         dated October 20, 2003 effecting the two for one stock split.

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

EXHIBIT 3.1
                         NEW JERSEY DEPARTMENT OF STATE
                        DIVISION OF COMMERCIAL RECORDING
                         CERTIFICATE OF AMENDMENT TO THE
                          CERTIFICATE OF INCORPORATION

                                       OF

                          METROLOGIC INSTRUMENTS, INC.

         Pursuant to the provisions of Section 14A:7-15.1, Corporations, General, of the New Jersey Statutes, the undersigned corporation executes the following Certificate of Amendment to its Certificate of
         Incorporation:



        1. The name of the Corporation is: Metrologic Instruments, Inc.

        2. The following amendment (the "Amendment") to the Certificate of Incorporation was approved by the directors of the corporation on the 7th day of October, 2003:


                  RESOLVED, that Article FOURTH, paragraph (a) of the Corporation's Certificate of Incorporation be amended to read as follows:

                  "(a) 30,000,000 shares of Common Stock with a par value of $.01 per share; and"



         3. The Amendment to the Certificate of Incorporation will not adversely affect the rights or preferences of the holders of outstanding shares of any class or series of the Corporation and will not result in the percentage of authorized shares of the Corporation that remains unissued after the share dividend exceeding the percentage of authorized shares that was unissued before the share dividend.

         4. All shares of the Corporation's Common Stock issued and outstanding on the date (the "Effective Date") this Amendment is filed with the New Jersey Department of State and all shares of Common Stock reserved for issuance but unissued pursuant to any Corporation stock option plan, other employee benefit plan or security convertible into Common Stock on the Effective Date shall be entitled to the dividend (collectively, the "Shares"). The Corporation shall issue two shares of Common Stock for each such Share.

         5. The dividend shall be payable on October 30, 2003.

                                                 METROLOGIC INSTRUMENTS, INC.

                                             By: /s/ C. H. Knowles
                                                 ----------------------------
                                             Name:  C. Harry Knowles
                                             Title: Chief Executive Officer

Dated this 20th day of October, 2003

May be executed by the Chairman of the Board, or the President, or a Vice President of the Corporation.

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



Date:  November 14, 2003                        /s/C. Harry Knowles
                                                ------------------------

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



Date:  November 14, 2003                             /s/Thomas E. Mills IV
                                                     ---------------------

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



Date:  November 14, 2003                         /s/Kevin J. Bratton
                                                ----------------------

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/C. Harry Knowles
------------------------------------
C. Harry Knowles
Chief Executive Officer
November 14, 2003


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

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas E. Mills IV, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Thomas E. Mills IV
------------------------------------
Thomas E. Mills IV
President and Chief Operating Officer
November 14, 2003


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

EXHIBIT 32.3



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

           1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
November 14, 2003


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