Form 10-K
period 2003-12-31
METROLOGIC INSTRUMENTS INC
filed 2004-03-16
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                                  Annual Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


   For the fiscal year ended December 31, 2003 Commission file number 0-24712


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $72,754,602 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 1, 2004 there were 21,231,132 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the following documents are incorporated by reference:

Part III - The Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

PART I

Item 1.  Business

Overview
Metrologic Instruments, Inc. and its subsidiaries (referred to herein as "we", "us" "our" or the "Company") are experts in optical image capture and processing solutions. We utilize our expertise to design, manufacture and market sophisticated imaging and scanning solutions serving a variety of point-of-sale, commercial and industrial applications. Our solutions utilize a broad array of laser, holographic and vision-based technologies designed to provide superior functionality and a compelling value proposition for our customers.

The majority of our sales are derived from products that scan and decode bar codes in retail environments. In addition, we design and manufacture sophisticated adaptive optical systems primarily for government and commercial customers. We believe we have been able to increase our market share in our point-of-sale and industrial markets by offering products with superior performance and features at price points that are very competitive with the products offered by others and by providing superior customer service.

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

Industrial Scanning and dimensioning products are comprised of fixed position systems that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Adaptive optical solutions are highly customized, sophisticated, laser-based systems that correct for the natural distortion of light as it exits a complex laser and travels through the atmosphere or other transmission medium.

For additional information concerning our business segments, please refer to
Note 13, Financial Reporting For Business Segments and Geographical Information, to our Consolidated Financial Statements.

Since 2001, we have increased sales, cash flow from operations and net income. We have accomplished this primarily by applying our engineering expertise to develop innovative products that have expanded our market opportunities and by focusing on cost reduction to maintain a competitive advantage. For example, in 2003 we introduced several new products that have approximately doubled the addressable point-of-sale markets in which we can sell our products. Our commitment to cost reduction has enabled us to focus on offering products with leading technology at competitive prices. Additionally, we have decreased our overall direct manufacturing costs as a percentage of sales from 60.3% in 2000 to 57.7% in 2003.

We were founded over 35 years ago by C. Harry Knowles, our Chairman and Chief Executive Officer. We are a vertically integrated manufacturer, producing most of our own optics, coatings and components in our manufacturing and design facilities in the United States and China. We have developed a broad portfolio of intellectual property that includes over 250 patents that we aggressively protect. We employ a direct sales force and have a broad network of distributors and value added resellers or VARs, to serve customers in over 110 countries through 12 offices worldwide.

Our Markets

Market Background

Automatic Identification and Data Capture, or AIDC, is the identification and direct collection of data into a microprocessor-controlled device, such as a computer system, without the use of a manual input device, such as a keyboard. AIDC technologies accelerate the speed at which information is collected and processed and eliminate errors associated with the collection of that information. AIDC covers a compilation of technologies and services, including bar code technologies, vision systems, radio frequency identification, or RFID, optical character recognition, or OCR, biometrics and card-based technologies.

The largest segment of the AIDC industry is bar code related technology. In the late 1960s, a concerted effort was undertaken to standardize and automate point-of-sale transactions. In 1973, the grocery industry selected the Universal Product Code, or UPC, as the industry standard. Today, there are a variety of bar code formats, or symbologies, that are used in many applications and industries. Bar codes are critical elements in conducting business in today's global economy because of their ability to accelerate the flow of information with timeliness and accuracy.

Markets Served

We serve primarily the point-of-sale and industrial bar code scanning markets. Customers in these markets demand innovative solutions that enable them to more quickly and cost efficiently distribute, track and manage products from the early stages of manufacturing to the ultimate purchase by end users. Our industry addresses these needs with point-of-sale bar code scanners and industrial scanning and dimensioning systems. In addition, we design and manufacture sophisticated adaptive optical systems for government and commercial customers.

Point-of-Sale Bar Code Scanning Products

Point-of-sale bar code scanners are typically either handheld scanners or fixed projection scanners. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers. The market for these products is typically served by manufacturers like us, distributors or VARs, depending upon the size of the end user. We believe that buying decisions by end users are typically based first upon functionality and price, then reliability and service. The sale of point-of-sale bar code scanning products accounted for $112.8 million or 81.7% of our revenues in 2003.

Industrial Scanning and Dimensioning Products

Industrial scanning and dimensioning products are comprised of fixed position systems that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Industrial scanning and dimensioning systems are sophisticated solutions that often utilize high-speed conveyor belt systems. Laser-based systems are primarily utilized by the postal handling, transportation and logistics, retail distribution and automotive industries. Vision-based systems, which use camera-based technologies, are primarily used by the postal handling, transportation and logistics and manufacturing industries. We believe end users purchase these systems based first upon functionality and performance, then reliability, service and price. The sale of industrial scanning and dimensioning products accounted for $13.7 million or 10.0% of our revenues in 2003.

Adaptive Optical Systems

Adaptive optical systems are highly customized, sophisticated, laser-based systems that correct for the natural distortion of light as it exits a complex laser and travels through the atmosphere or other transmissive medium. These systems are used in government and commercial applications utilizing the transmission and measurement of light. Competitors in these markets include government contractors and specialty research and manufacturing companies in the commercial market. We believe contracts are awarded based principally on capability and cost effectiveness. The sale of adaptive optical systems accounted for $11.5 million or 8.3% of our revenues in 2003.

Our Competitive Strengths

We design, manufacture and market sophisticated imaging and scanning solutions serving a variety of point-of-sale, commercial and industrial applications. Our competitive strengths include:

Compelling Value Proposition

Through the combination of our ongoing investments in research and development and our dedication to low-cost production disciplines, we are able to offer feature-rich products at extremely competitive prices.

Innovative Solutions Through Technological Leadership

We believe that we are recognized as a technological leader within our industry. Our history of innovative solutions includes, among others, the development of one of the earliest handheld bar code scanners, the development of the first bar code scanner to utilize infrared trigger-less activation and the first use of holographic technology with visible laser diodes.

Approximately one out of five of our employees are employed in an engineering capacity, including 53 engineers in Suzhou, China. We believe our engineering expertise and ability to innovate enable us to provide and market a broad range of superior point-of-sale and industrial scanning solutions. Additionally, we are focused on applying our innovative technologies to the development of new solutions designed to expand our addressable markets.

Adaptive Optical and Advanced Imaging Capabilities

We possess significant expertise in adaptive optical and advanced imaging systems for customized, high performance commercial and government applications. Much of the core technology that we develop for these applications is funded through government research and development programs. We have adapted this technology to certain of our laser-based scanners and vision systems. We believe that this technology provides us with an advantage relative to our competitors in new product development. We intend to utilize these capabilities to further penetrate existing markets and to enter new markets.

Intellectual Property Portfolio

Over the past five years, we have almost quadrupled our patent portfolio to over 250 issued patents and we currently have over 200 additional new patent applications pending. We will continue to invest in patent applications and aggressively protect our patent position from competitors who we believe infringe our patents.

Multiple Distribution Channels Worldwide

We sell our products in over 110 countries through 12 direct sales offices located around the world. Our direct sales force concentrates on large retail and OEM accounts in North America and, more recently, Europe and Asia. We also sell our products through a growing network of distributors and VARs. Our use of multiple distribution channels worldwide allows us to expand our market presence and ultimately provide our products to more end users.

Vertically Integrated Low-Cost Manufacturing

We have two primary manufacturing facilities, one in Blackwood, New Jersey and one in Suzhou, China. While we outsource some of our component requirements, we believe our ability to manufacture many key components of our products has led to increased quality and lower manufacturing costs, enabling us to be more competitive. The vertical integration of our manufacturing operations also aids in new product development and enables a more rapid response to our end users' application specific needs.

We design and manufacture an increasing number of our high volume products at our facility in Suzhou, China. Our operations in China allow us to take advantage of lower direct labor, manufacturing and research and development costs. Construction commenced in December 2003 to approximately double the size of this facility.

Our Growth Strategy

Our goal is to increase sales and profits by increasing our market share in our existing markets, by entering new markets in which we can apply our engineering and manufacturing expertise, by reducing our costs and by making selective strategic acquisitions.

Increase Our Share of Existing Markets through New Products and Expanded Sales Efforts

We continually invest in developing new and improved products to meet the changing needs of our existing customers. During the past two years we have introduced several new laser scanners for point-of-sale applications and the iQ180, a new high speed, vision-based, image capture and dimensioning system for the parcel and postal handling, distribution and warehousing markets.

We have recently concentrated our direct sales efforts to further penetrate the largest retailers in the United States. We have also expanded our international network of distributors and VARs, and our relationships with OEMs. To better serve our customers and distribution partners, we have increased our investments in support and service capabilities, enhanced product availability and reliability, and increased our custom product design and manufacturing capabilities.

Enter New Markets

A significant portion of our product development activities is focused on the introduction of point-of-sale and industrial products to open markets that we have not previously served. For example, during 2003, we introduced the Stratos, a bi-optic high-speed supermarket scanner, a new handheld laser scanner featuring Bluetooth wireless communications capabilities and a new, competitively priced two-dimensional handheld bar code scanner. Combined with our other new products introduced, we have effectively doubled our addressable point-of-sale market. In addition, we are currently adapting our advanced vision-based technology to satisfy emerging retail applications that require the capture of more than one-dimensional bar codes. We believe that our combination of high quality products, service and support at lower price points will enable us to successfully continue to enter and compete in these markets.

Reduce Costs While Maintaining Our Technological Capabilities

Our customers seek low-cost yet reliable and full-featured products. We continually strive to reduce our manufacturing costs through product engineering and design efforts and development of cost-efficient manufacturing equipment and processes. We intend to expand our design and manufacturing capabilities at our Suzhou, China facility to further take advantage of cost efficiencies. Quality and productivity initiatives are also important elements of our cost reduction strategies.

Selectively Pursue Strategic Acquisitions

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and their evolving needs. For example, our acquisition of AOA in 2001 enhanced our technical and engineering capabilities in industrial and image acquisition applications.

Our Products

Our products include laser bar code scanners, industrial products and advanced optical systems and are sold primarily to distributors, VARs, OEMs and directly to end users in various industries, in locations throughout the world. Our products are generally used as part of an integrated system and are connected to a host device, such as a personal computer or electronic point-of-sale equipment. Our products can be classified into one of the following three categories:

  o   Point-of-Sale Bar Code Scanners and OEM Scan Engines;

  o   Industrial High Speed Vision and Scanning Systems; and

  o   Adaptive Optical Systems.


Point-of-Sale Bar Code Scanners and OEM Scan Engines

     Single-line Handheld Scanners

We produce a broad line of laser-based bar code scanners that produce a single linear scan line and are predominantly used as handheld devices by their operators. We believe customers choose single-line handheld scanners for their relatively low-cost and portability. They are particularly suited for applications where items vary significantly in size, bar codes are arranged in lists or for reading exceptionally wide bar codes.


----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
Pulsar         Entry level laser
               Shorter scan range
--------------------------------------------------

Eclipse        Mid-level priced laser                 Retail point-of-sale
               Medium scan range                      Inventory management
--------------------------------------------------    Library checkout
                                                      Hospital patient
Voyager        Value-priced, high-end laser             identification
               Long scan range                        Document processing
               Automatic trigger for presentation
                scanning
VoyagerCG      Voyager with CodeGate switch
VoyagerPDF     Voyager with two-dimensional symbol
                reading
VoyagerBT      Voyager with Bluetooth wireless
                communication
-----------------------------------------------------------------------------

     Combination Handheld/Presentation Scanners

We produce a line of compact, laser-based scanners that generate a pattern of 20 intersecting scan lines for scanning bar codes independent of the bar code's orientation to the scanner, also known as omnidirectional scanning. Given their small size, light weight and omnidirectional capability, compact combination scanners are well suited for applications that require occasional portability given the size of objects being scanned or where counter space is limited.


----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
MS6720         Separate scanner and stand for
                portability
               Fully adjustable stand
--------------------------------------------------   Convenience stores
                                                     Pharmacy
Cubit          Protective rubber housing             Hardware stores
               Adjustable built-in stand             Airline ticketing
--------------------------------------------------   Apparel and speciality
                                                      retail
Orbit          Contoured, hand-supportable,
                industrial design
               Unique one-piece tilting scan head
                scanning
-----------------------------------------------------------------------------


     High Speed Fixed projection Scanners

Our line of fixed projection, laser-based bar code scanners allow operators to quickly sweep bar codes by the scanner in any orientation. This provides easy to use, high speed scanning by eliminating or reducing an operator's need to twist and turn bar codes within the scanner's working range. Fixed projection scanners are particularly useful in applications that require high throughput, a capability valued by our customers.

----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
ArgusScan      Four-position mounting stand
(Vertical      Small footprint
 scanner)
--------------------------------------------------

InVista        Large scan area                        Grocery
(Vertical      User-replaceable window                Mass merchandisers
 scanner)      Built-in Electronic Article            Liquor stores
                Surveillance antenna                  ATM/self-service
--------------------------------------------------    Gated entry

Horizon        User-replaceable window
(In-counter    Scratch-resistant window options
 scanner)      Built-in Electronic Article
                Surveillance antenna
-------------------------------------------------

Stratos        Bi-optic, 6-sided scanning
(Bi-optic      Redundant scanning system
 in-counter    10-minute field repair
 scanner)      Visual diagnostic indicator
-----------------------------------------------------------------------------

     Portable Data Collection Terminals

Our line of portable data collection terminals consists of battery-powered handheld devices incorporating a scanning module, a keypad, an application software program and memory. Portable data collection terminals are particularly useful in applications that require mobile data management.


----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
ScanPal 2      Traditional screen placement
               Long battery life
               Laser or linear imager options         Inventory management
--------------------------------------------------    Price lookup
                                                      Shelf price audit
Navigator      Unique bottom screen placement         Hospital patient data
               Single-handed operation                Gift registry
               Larger memory (2Mb)
-----------------------------------------------------------------------------


     OEM Scan Engines

We produce laser-based scanning modules or engines which are designed for integration into a variety of OEM equipment. We offer several standard and custom scan engine models that vary in physical size, scan pattern, decoding capabilities and scan speed. We believe customers choose our scan engines for their low-cost, ease of integration, robust scanning characteristics and, where applicable, fully sealed construction.

----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
MicroQuest     3V battery operation
(linear        Extremely small size
 engine)       Very low power consumption
--------------------------------------------------
                                                      Portable scanning devices
ScanQuest      Completely sealed module for easy      Reverse vending
(linear         handling                              Mass storage devices
 engine)       Decoded and non-decoded models         Medical instrumentation
               Tight beam control for automated       Interactive kiosks
                applications
--------------------------------------------------

Cubit          Completely sealed module for easy
(omni-          handling range
 directional   Simple remote configuration
 engine)       Superior up close scanning for
                self-service devices
-----------------------------------------------------------------------------

Industrial High Speed Vision and Scanning Systems

Our line of laser-and vision-based industrial products and scanning systems are branded and marketed under the AOA name. Laser-based systems are typically chosen for their lower cost and their ability to read one-dimensional bar codes. We believe that vision-based technology is rapidly becoming the predominant system sought by companies in many industries including transportation and logistics, manufacturing, and parcel and postal handling. Vision-based systems offer greater functionality than traditional laser scanning devices including increased bar code read rates, two-dimensional bar code decoding, image capture and OCR capability.

----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
Tech Series    Variety of models
HoloTrak       One-dimensional bar code scanning      Walk-under scanning,
 Series        Patented holographic technology         order processing,
(Laser-Based    (HoloTrak)                             moderate speed,
 Scanning                                              conveyor applications
 Systems)
----------------------------------------------------------------------------

iQ Series      Unique laser illumination              High speed conveyor
(Vision-Based  One-dimensional and two-dimensional     scanning
 Imaging        bar code reading                      Pharmaceutical
 Systems)      Image lift and processing               manufacturing
               Parcel dimensioning                    Postal and parcel
               Fixed focus and variable focus          handling
                models
----------------------------------------------------------------------------

Qtrace LDI     Compact size                           High speed conveyor
(Laser-and     High performance                       Dimensioning
 Vision-       Dimensions parcels                     Postal and parcel
 Based         Detects overlapping packages            handling
 Systems)

----------------------------------------------------------------------------

HoloTunnel     Highly customizable                    Distribution/warehousing
iQ Tunnel      One-dimensional and two-dimensional     conveyor systems
(Multiple       bar code reading and image            Parcel and postal
 Device         acquisition                            handling
 Laser- or     Dimensioning                           Airport baggage handling
 Vision-Based  OCR
 Systems)
-----------------------------------------------------------------------------


Adaptive Optical Systems

We are a leading provider of high performance adaptive optical systems primarily to government and commercial customers. Adaptive optical systems are sophisticated, laser-based systems that correct for the natural distortion of light as it travels through the atmosphere.

Our systems are designed and developed for highly advanced and customized applications that require the highest standards of accuracy, reliability and performance. As part of our adaptive optics systems, we design and manufacture highly engineered components, wave front sensors and monolithic lenslet modules, or MLMs. Wave front sensors provide correction signals that control deformable mirrors. MLMs are arrays of micro lenses that focus and shape laser beams and images. These advanced components each have applications in the control and conditioning of lasers, retinal imaging and laser communications. Our products are typically integrated into larger, customized systems.

Research and Product Development

As of March 1, 2004, 203 of our employees were engineers, approximately 20% of our employees, who participate in our engineering development programs. Our engineers primarily develop new products, derivations of existing products and improvements to our products' reliability, ergonomics and performance. Approximately 26% of our engineers are located in Suzhou, China. Our acquisition of AOA in 2001 significantly increased our engineering capabilities, especially as they relate to optics and image capture. We strive to utilize these capabilities wherever possible in our point-of-sale and industrial scanners to maximize our products' functionality and facilitate new product development.

Substantially all of our products are developed internally by our engineering development programs. All of our recently introduced products, including Stratos, VoyagerBT and VoyagerPDF are the result of this process. During 2001, 2002 and 2003, we incurred expenses of approximately $6.6 million, $6.9 million and $6.8 million, respectively, on research and development. We also participate in government and customer funded research programs.

Manufacturing

We manufacture our products primarily at our Blackwood, New Jersey and Suzhou, China facilities. Our China facility is strategically located approximately 60 miles from Shanghai, allowing us access to high quality engineers and factory employees, and close proximity to ports for shipping and receiving goods. Both manufacturing facilities are vertically integrated, enabling us to quickly adapt and enhance our products and services to meet specific customer requirements. This capability reduces the length of our new product development cycle and our products' overall time to market.

Our industrial scanning products, along with many of our newer products, are manufactured in our Blackwood, New Jersey facility, which is ISO 9001 certified. ISO 9001 is a system of management standards promulgated by the International Organization of Standardization that sets forth what a company must do to manage processes effecting quality. We manufacture a majority of our handheld products, which are lower cost, higher volume products, in our China facility. We intend to increasingly add manufacturing of other low-cost, high volume products to Suzhou, China to take advantage of lower costs. Construction commenced in December 2003 to approximately double the size of our China facility.

We have invested and will continue to invest in capital production equipment and tooling that will further automate production, increase capacity and reduce costs.

Suppliers

Although we manufacture many key components of our products, we also use a limited number of suppliers. We do not believe that the loss of any one supplier would have a long-term adverse effect on our business, although set-up costs and delays would likely result if we were required to change any single supplier without adequate prior notice. We believe our relationships with our suppliers are good.

Sales and Marketing

We market our products and services on a global basis direct to end users and OEMs and through a network of distributors and VARs. We have offices in 11 countries and sell our products into more than 110 countries.

We have contractual relationships with numerous distributors and dealers and a limited number of OEMs, VARs and end users. OEMs purchase our products, incorporate them into their systems and sell them under their own names. VARs purchase our products and other peripheral components needed for specific applications and sell them directly to end users. By utilizing multiple distribution channels, we have been able to expand our market presence, broaden our distribution network and sell to industries other than those serviced by our direct sales force. We provide training and technical support to our distributors and resellers to assist them in marketing and servicing our systems. We also encourage our resellers to become authorized service providers so that they can provide technical support directly to their customers.

Our subsidiaries sell, distribute and service our products throughout major markets of the world. In February 1999, we established an engineering and manufacturing subsidiary, Metro (Suzhou) Technologies Co., Ltd., with operations located near Shanghai, China. Currently, a portion of our products are manufactured by Metro (Suzhou) Technologies Co., Ltd. for sale to us and the other subsidiaries. In addition, the adaptive optical systems market is served through our AOA subsidiary.

Customers and End Users

We sell indirectly through distributors and VARs and directly to end users and OEMs. Our core markets include retail point-of-sale, industrial systems and advanced optical systems.

Our customers and end users within the retail point-of-sale market include: department stores and chains, video rental chains, supermarkets, convenience store chains, hospitals, pharmacies, banks and libraries among others. Within our industrial systems market our customers and end users include: major package handlers, worldwide transportation and logistics companies, postal agencies, automotive and automotive component manufacturers, computer manufacturers, large industrial prime contractors, airlines and pharmaceutical manufacturers. In our advanced optical systems market our customers include governmental contractors, specialty research agencies and manufacturing companies.

The method by which we sell our products is typically dependent upon the nature of the end market application. For example, the majority of our retail point-of-sale products are sold through indirect distribution channels. By contrast, the majority of our sales in the industrial market are sold direct to key end users and integrators, and the majority of our sales in the advanced optical market are sold through large prime contractors.

Inventory and Backlog

We endeavor to produce products based upon a forecast derived from historical sales, actual weekly shipments and regularly updated estimates of future demand. Together with our vertical integration, this forecasting process allows us to satisfy customers' shipment demands with limited inventory of completed products and component parts.

As of December 31, 2003, we had approximately $22.8 million in backlog orders of which $13.2 million is attributable to AOA contracts. All except $0.6 million of such backlog orders are anticipated to be filled prior to December 31, 2004. As of December 31, 2002, we had approximately $13.4 million in backlog orders, of which approximately $6.8 million was attributable to AOA contracts. All but $0.1 million of such backlog orders as of December 31, 2002 were completed by December 31, 2003.


Competition

Our industry is highly competitive. Our point-of-sale products, including handheld scanners and fixed projection scanners, compete primarily with those produced by U.S. manufacturers Hand Held Products, Inc. (a Welch Allyn affiliate), Intermec Technologies Corporation (a division of UNOVA Inc.), NCR Corporation, PSC Inc., and Symbol Technologies, Inc.; European manufacturer Datalogic S.p.A.; and Asian manufacturers Densei, Fujitsu Limited, Nippondenso ID System and Opticon, Inc. Our industrial scanners primarily compete with those produced by U.S. manufacturers Accu-Sort Systems, Inc., Microscan Systems, Inc.; and European manufacturers Datalogic S.p.A., Sick AG and Vitronics Soltec GmbH; and Opticon, Inc. in Asia. While many of our competitors are larger and have greater financial, technical, marketing and other resources than we do, we believe that we compete successfully on the basis of price, quality, value, service and product performance.

Intellectual Property

We file domestic and foreign patent applications to protect our technological position and new product development. As of March 1, 2004, we owned 216 U.S. patents, which expire between 2004 and 2021, and 35 foreign patents, which expire between 2005 and 2018. In addition, we have over 200 patent applications currently on file with the U.S. Patent and Trademark Office and foreign patent offices with respect to certain products and improvements we have developed. We own numerous U.S. and foreign trademark registrations. We intend to continue to file applications for United States and foreign patents and trademarks. Although we believe that our patents provide a competitive advantage, we also rely upon our proprietary know-how, innovative skills, technical competence and marketing abilities.

Government Regulations

Both we and our products are subject to regulation by various agencies both in the United States and in the countries in which our products are sold. In the United States, various federal agencies including the Food & Drug Administration's Center for Devices and Radiological Health, Federal Communications Commission, the Occupational Safety and Health Administration and various state and municipal government agencies, have promulgated regulations concerning laser safety and radio emissions standards. In Canada, laser safety is regulated by Industry Canada. We also submit our products for safety certification throughout the world by recognized testing laboratories such as the Underwriters Laboratories, Inc. and the Canadian Standards Association. The European countries in which our products are sold also have standards concerning electrical and laser safety and electromagnetic compatibility and emissions.

Weighing systems used in conjunction with our Stratos scanner model are regulated by various national and state organizations such as the Office of Weights and Measures of the National Institute of Standards and Technology in the United States and the International Organization of Legal Metrology.

We believe that all of our products are in material compliance with current standards and regulations; however, regulatory changes in the United States and other countries may require modifications to certain of our products in order for us to continue to be able to manufacture and market these products.

Employees

As of March 1, 2004, we had approximately 1,043 full-time employees worldwide. None of our employees currently is represented by a labor union. However, under Chinese law, if we have over 200 employees in China, these employees will be required to be represented by a union. We expect that by 2005, our employees in Suzhou, China will be represented by a union in accordance with Chinese law. Management believes that its relationships with its employees are good.

Financial Information about Geographic and Business Segment

We operate both domestically and internationally in two distinct business segments. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 31, 2003, and total long-lived assets as of December 31, 2003, December 31, 2002 and December 31, 2001, is provided in Note 13 to the Consolidated Financial Statements.

Website Access to Reports

Our website address is www.metrologic.com. Our annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investor Relations page of our website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission. Information contained on our website is not a part of this report.

The general public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the SEC's website is www.sec.gov.

Item 2.  Properties

Our executive offices and U.S. manufacturing facilities are located in Blackwood, New Jersey and until December 2003 were leased by us from C. Harry Knowles, our Chairman and Chief Executive Officer, and Janet H. Knowles, our Vice President, Administration and Director. The building is approximately 116,000 square feet, of which approximately 82,000 square feet is dedicated to manufacturing. In order to reduce our operating costs, we purchased this facility in December 2003 for $4.79 million, which was less than the values determined by two independent appraisals. Our facility in Suzhou, China is leased by us and is approximately 20,000 square feet. Construction commenced in December 2003 to double the size of the facility and upon completion of the construction, we will purchase the expanded facility and additional land for future expansion.

Our subsidiaries each lease office space from third parties. As of December 31, 2003 our aggregate floor space was approximately 316,000 square feet.

Item 3.  Legal Proceedings

We protect our technological position and new product development with domestic and foreign patents. When we believe competitors are infringing on these patents, we may pursue claims or other legal action against these parties. Additionally, from time-to-time, we receive legal challenges to the validity of our patents or allegations that our products infringe the patents of others.

We are currently involved in matters of litigation arising in the normal course of business including the matters described below. We believe that such litigation either individually or in the aggregate will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On July 21, 1999, we and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit which was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the U.S. District Court in Las Vegas, Nevada, requested a declaratory judgment that certain patents owned by the Lemelson Partnership were not infringed, invalid and/or unenforceable for a variety of reasons. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. On February 12, 2003 the Lemelson Partnership filed motions to alter or amend the Court's judgment and requesting additional findings of fact to support the findings of law in the Court's decision. The Auto ID companies will vigorously oppose these motions.

On October 13, 1999, we filed suit for patent infringement against PSC Inc.
(PSC) in the U.S. District Court for the District of New Jersey. The complaint asserts that at least seven of our patents are infringed by a variety of point-of-sale bar code scanner products manufactured and sold by PSC. The complaint seeks monetary damages as well as a permanent injunction to prevent future sales of the infringing products. On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy was pending. The stay was lifted on July 18, 2003, and the Court issued a ruling on the Markman hearing on August 26, 2003 entering a decision and order providing an interpretation of the claims in suit. No date has been set for trial.

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) Metrologic's allegedly infringing products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, we withdrew our Demand for Arbitration, and the parties have now briefed the threshold issue of arbitrability in this matter on Symbol's remaining counterclaims.

On June 18, 2003, the Company filed suit against Symbol Technologies, Inc. in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the 1996 Cross License Agreement between the parties (the "Cross License Agreement"). Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Cross License Agreement. This matter is in the early stages of discovery.

We are not aware of any other legal claim or action against us, which could be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company as of December 31, 2003 were as follows:

Name                 Age  Position

C. Harry Knowles*    75   Chairman of the Board and Chief Executive Officer
Janet H. Knowles*    62   Director, Vice President, Administration, Secretary
                           and Treasurer
Thomas E. Mills IV   44   Director, President and Chief Operating Officer
Kevin J. Bratton     54   Chief Financial Officer
Dale M. Fischer      63   Vice President, International Sales
Benny A. Noens       56   Vice President, EMEA, and Managing Director,
                           Metrologic Instruments GmbH
Joseph Sawitsky      41   Vice President, Manufacturing
Mark C. Schmidt      33   Vice President, Marketing
Nancy A. Smith       37   Vice President, General Counsel
Jeffrey Yorsz        46   Vice President, Industrial Systems
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

Thomas E. Mills IV became President of the Company on February 9, 2000, a director of the Company effective March 25, 1999, and has served as the Company's Executive Vice President and Chief Operating Officer since April 1999, as the Company's Vice President, Finance from June 1995 until July 1, 2002 and as Chief Financial Officer from May 1994 until July 1, 2002. Mr. Mills resigned as an officer of the Company as of February 27, 2004 and as a director as of February 18, 2004.

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

Jeffrey Yorsz has served as the Vice President, Industrial Systems since March 2002. Mr. Yorsz also serves as President and General Manager of Adaptive Optics Associates, Inc., a wholly owned subsidiary of Metrologic Instruments, Inc., since its acquisition in January 2001. He joined AOA as an engineer in 1984 and has held prior positions of Manager of Electrical Engineering and Assistant General Manager of the company. Mr. Yorsz earned an E.E., B.S. and M.S. in Electrical Engineering as well as a B.S. in Management, from M.I.T.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

                         PRICE RANGE OF OUR COMMON STOCK

      Our common stock is listed on the Nasdaq National Market and trades under the symbol MTLG. On March 1, 2004, we had 21,231,132 shares of common stock outstanding, which were held by approximately 150 holders of record. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share for our common stock on the Nasdaq National Market, adjusted to reflect the 3-for-2 stock split effected July 3, 2003 and the two-for-one stock split effected October 30, 2003:

                                                    High         Low
                                                    ----         ---
                Year ended December 31, 2002
                First Quarter                   $   2.89    $    1.94
                Second Quarter                      2.45         1.97
                Third Quarter                       2.13         1.24
                Fourth Quarter                      2.94         1.57

                Year ended December 31, 2003
                First Quarter                   $   4.10    $    2.50
                Second Quarter                     15.13         3.46
                Third Quarter                      22.75        10.33
                Fourth Quarter                     32.38        17.20




On December 31, 2003 the last reported sale price of our common stock on the Nasdaq National Market was $27.06 per share.

                                 DIVIDEND POLICY

We have not paid cash dividends on our common stock since becoming a public company, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to further develop and grow our business. While this dividend policy is subject to periodic review by our Board of Directors, there can be no assurance that we will declare and pay dividends in the future.

Item 6.  Selected Consolidated Financial Data
(in thousands except share and per share data)
(certain reclassifications have been made to prior year balances to conform to the 2003 presentation)

                                            Year Ended December 31,
                               1999      2000(1)   2001(1)(2)2002(3)   2003(4)
                               ----      ----      ----      ----      ----
Statement of Operations Data:

Sales                      $  80,103 $  91,884 $ 112,011 $ 115,806 $ 138,011
Cost of sales                 46,710    55,394    83,527    74,385    79,654
                           ---------  -------- --------- --------- ---------
Gross profit                  33,393    36,490    28,484    41,421    58,357
Selling, general and
 administrative expenses      21,331    26,314    30,877    28,271    31,378
Research and development
 expenses                      4,327     4,975     6,563     6,929     6,764
Severance costs                    -       160         -       602        71
                           --------- --------- ---------  -------- ---------
Operating income (loss)        7,735     5,041    (8,956)    5,619    20,144

Other income (expense),
 net                            (202)     (878)   (3,596)   (2,917)      897
                           --------- --------- ---------  -------- ---------
Income (loss) before
 income taxes                  7,533     4,163   (12,552)    2,702    21,041
Provision (benefit) for
 income taxes                  2,636     1,426    (4,775)    1,027     7,160
                           --------- --------- --------- ---------  --------

Net income (loss)          $   4,897 $   2,737 $  (7,777)$   1,675  $ 13,881
Add back: Goodwill
 amortization                     24       102       818         -         -
Adjusted net income
 (loss)                    $   4,921 $   2,839 $  (6,959)$   1,675  $ 13,881
                           ========= ========= ========= =========  ========

Net income (loss) per
 common share (5)
  Basic                    $    0.30 $    0.17 $   (0.47)$    0.10  $    0.79
                           --------- --------- --------- ---------  ---------
  Diluted                  $    0.30 $    0.16 $   (0.47)$    0.10  $    0.72
                           ========= ========= ========= =========  =========
Weighted average number
 of outstanding common
 shares and equivalents(5)
   Basic                      16,238    16,316    16,373    16,400     17,597
                           ========= ========= ========= =========  =========
   Diluted                    16,381    16,674    16,373    16,471     19,383
                           ========= ========= ========= =========  =========



                                           Year Ended December 31,
                               1999       2000       2001      2002      2003
                               ----       ----       ----      ----      ----
(In thousands)
Balance Sheet Data:
Cash and cash equivalents  $  6,970  $   2,332  $    557  $  1,202  $  48,817
Working capital            $ 24,844  $  42,472  $ 20,606  $ 13,407  $  74,112
Total assets               $ 56,375  $  81,447  $ 85,773  $ 74,579  $ 139,900
Long-term debt             $  3,414  $  25,334  $ 27,465  $ 14,431  $     320
Total debt                 $  7,746  $  28,039  $ 40,731  $ 21,486  $   5,527
Total shareholders'
 equity                    $ 34,544  $  35,763  $ 26,261  $ 29,471  $ 107,608

(1) On January 26, 2000, we acquired a 51.0% interest in Metrologic Eria Iberica ("MEI") and our results of operations include the results of operations of MEI from that date forward. On July 18, 2000, we acquired a 51.0% interest in Metrologic Eria France ("MEF") and our results of operations include the results of operations of MEF from that date forward. On January 8, 2001, we completed the acquisition of AOA and our results of operations include the results of operations of AOA from that date forward.
(2) During the year ended December 31, 2001, cost of sales included special charges and other costs of $10.0 million that are not expected to recur in subsequent periods. See "Management's Discussion and Analysis of Financial Condition and Results of operations."
(3) On January 1, 2002, we adopted FAS 142 and discontinued the amortization of goodwill. See Note 6 to our Consolidated Financial Statements.
(4) During the year ended December 31, 2003, we recorded a gain of $2.2 million on the early extinguishment of debt and expenses of $463 incurred in connection with our efforts to refinance our bank debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) Weighted average number of common shares and per share amounts for 1999-2002 have been restated to reflect the 2003 stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for our products;
(v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) the potential impact on production and sales resulting from the outbreak of Severe Acute Respiratory Syndrome ("SARS") in Asian and other markets; (vii) the effects of and changes in trade, monetary and fiscal policies, laws, regulations and other activities of government, agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered product to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xi) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity; (xiii) and the potential impact of terrorism and international hostilities.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, asset impairment, intangible assets and inventory and accounts receivable. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to our consolidated financial statements, "Accounting Policies," for a summary of each significant accounting policy. We believe the following critical accounting policies and estimates, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Revenue related to sales of our products and systems is generally recognized when products are shipped or services are rendered, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. We accrue related product return reserves and warranty expenses at the time of sale. Additionally, we record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. We recognize revenue and profit as work progresses on long-term contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivables. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations, and our ability to realize the full value of our accounts receivables. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer's credit quality as well as subjective factors and trends, including the aging of receivable balances. Once we consider all of these factors, a determination is made to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts.

Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value, less disposal costs and reasonable profit margin, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net identifiable assets at the date of acquisition. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, but test for impairment of goodwill using a discounted cash flow analysis. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value. We completed our annual impairment test as of October 1, 2003 and determined that there was no goodwill impairment to be recognized. The key assumptions used to determine the fair value of our reporting units included (a) cash flow periods of 5 years; (b) terminal values based upon a terminal growth rate of 3%; and (c) a discount rate of 13.8%, which was based on the Company's weighted average cost of capital adjusted for the risks associated with the operations.

Long-Lived Assets. We assess the impairment of our long-lived assets, other than goodwill, including property, plant and equipment, identifiable intangible assets and software development costs whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant changes in the manner of our use of the acquired asset, changes in historical or projected operating performance and significant negative economic trends.

Research and Development/Software Development Costs. We expense all research and development costs as incurred. Research and development expenses may fluctuate due to the timing of expenditures for the varying states of research and product development and the availability of capital resources. We capitalize costs incurred for internally developed product software where economic and technological feasibility has been established and for qualifying purchased product software. We assess the recoverability of our software development costs against estimated future revenue over the remaining economic life of the software.

Impact of Recently Issued Accounting Standards.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this statement requires all gains and losses from the extinguishment of debt to be included as an item of income from continuing operations. We adopted the provisions of this statement on January 1, 2003 and have recorded a gain of $2.2 million on the extinguishment of the UTC subordinated debt in other income (expense) in the consolidated statement of operations during 2003.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, certain liabilities were recognized at the date of an entity's commitment to an exit plan. Adoption of this statement had no material impact on our consolidated financial position, consolidated results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or "FIN 46." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in VIEs created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. In addition, the FASB issued an Exposure Draft of a proposed Interpretation of FIN 46 in October 2003 to address implementation issues. We do not expect the adoption of FIN 46 and related interpretations to have any significant impact on our consolidated financial position, consolidated results of operations or liquidity.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Interests with Characteristics of Both Liabilities and Equity." This statement requires liability classification for certain types of financial instruments, many of which were previously classified as equity. The statement was effective on July 1, 2003; however, FASB's adoption of certain provisions has been deferred for an indefinite period. Adoption of this statement had no material impact on our consolidated financial position, consolidated results of operations or liquidity.

 Executive Overview

We are experts in optical image capture and processing solutions. We utilize our expertise to design, manufacture and market sophisticated imaging and scanning solutions serving a variety of point-of-sale, commercial and industrial applications. Our solutions utilize a broad array of laser, holographic and vision-based technologies designed to provide superior functionality and a compelling value proposition for our customers. In recent years, we have increased sales, cash flow from operations and net income primarily through the introduction of new products and a focus on cost reduction activities to maintain a competitive advantage.

Success factors critical to our business include sales growth through continued penetration in existing and new markets, maintaining a highly responsive and cost efficient infrastructure, achieving the financial flexibility to ensure that we can respond to new market opportunities and return value to our shareholders, and selective pursuit of strategic acquisitions.

In order to continue our penetration into new and existing markets our strategy involves expanding our sales channels and expanding our product development activities. We have recently concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States. During 2003, we were awarded significant contracts from some major customers in both our POS/OEM and Industrial/Optical business segments partially attributing to year over year sales growth of approximately 19%. In addition, we continued to invest in developing new and improved products to meet the changing needs of our existing customers. A significant portion of our product development was focused on the introduction of POS and industrial products that will allow us to penetrate new markets that we have not previously served. During 2003, we introduced Stratos, a bi-optic, high speed supermarket scanner, a new handheld laser scanner featuring Bluetooth wireless communications capabilities and a new two dimensional handheld barcode scanner. In addition, we are currently adapting our advanced vision based technology to satisfy emerging retail applications that require the capture of more than one-dimensional bar codes. We achieved our 2003 sales growth without any significant contribution from the new products discussed above. While these products significantly increase our addressable market, these new products only attributed to approximately 1% of 2003 sales. We believe 2004 sales will be positively affected as these new products begin to ship in larger quantities

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continually strive to reduce our manufacturing costs through product engineering and design efforts. During 2003, the benefits of these process improvements were evident through lower direct material costs, royalty costs, and related overhead costs. Also during 2003, we began construction of an addition to our manufacturing facility in Suzhou, China that will nearly double the size of the existing China operations and more importantly, will take advantage of cost efficiencies through lower direct labor costs.

Closely linked to the success factors discussed above is our continued focus to achieve the financial flexibility. In October 2003, we completed a follow-on public offering of 1.725 million shares of common stock, prior to a two-for-one stock split on October 30, 2003, which provided us with net proceeds of $55.5 million. We used a portion of those net proceeds to pay down existing indebtedness and purchase our Blackwood, NJ facilty. We intend to use the remaining net proceeds to fund working capital requirements in the future for continued growth of our business. As of December 31, 2003 the Company had cash and cash equivalents of approximately $49 million and total debt of only $5.5 million.

In addition to our internal development and organic growth we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. In February 2003 we purchased the remaining 49% interest in Metrologic do Brasil that we previously did not own and in August 2003, we entered into an agreement to purchase the remaining 49.0% of Metrologic Eria Iberica over the next three years. In addition, our 51.0% interests in Metrologic Eria France contains an option for us to purchase the remaining 49.0% interest. We expect to purchase the minority interest in 2004.

Forward-looking statements contained in this overview are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. For list of the factors that could cause actual results to differ from expectations, refer to the section on Forward Looking Statements included at the beginning of this
Item 7 on Management's Discussion and Analysis.

Results of Operations

The following table sets forth certain of our consolidated statement of operations data as a percentage of revenues for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to our Consolidated Financial Statements.

                                                         December 31,
                                                  2001       2002      2003
                                                  ----       ----      ----
Sales                                            100.0%     100.0%    100.0%
Cost of sales                                     74.6       64.2      57.7
Gross profit                                      25.4       35.8      42.3
Operating expenses:
  Selling, general and administrative expenses    27.6       24.4      22.7
   Research and development expenses               5.9        6.0       4.9
   Severance costs                                 0.0        0.5       0.1

Total operating expenses                          33.5       30.9      27.7

Operating income (loss)                           (8.0)       4.9      14.6
Other income (expenses), net                      (3.2)      (2.5)      0.6

Income (loss) before income taxes                (11.2)       2.3      15.2
Provision (benefit) for income taxes              (4.3)       0.9       5.2

Net income (loss)                                 (6.9)%      1.4%     10.1%

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

Industrial Scanning and dimensioning products are comprised of fixed position systems that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Adaptive optical solutions are highly customized sophisticated, laser-based systems that correct for the natural distortion of light as it exits a complex laser and travels through the atmosphere or other transmission medium.

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.


                                       2001        2002       2003
                                       ----        ----       ----
      (In thousands)
       POS/OEM                     $  84,041  $   87,929  $ 112,817
       Industrial & Optical:
            Industrial                10,408      11,499     13,712
            Optical                   17,562      16,378     11,482
                                   ---------   ---------  ---------
               Total Industrial       27,970      27,877     25,194
                                   ---------   ---------  ---------
       Total Company               $ 112,011   $ 115,806  $ 138,011
                                   =========   =========  =========



Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of our products are manufactured in our U.S. facility and, therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Manufacture of our point-of-sale products in our Suzhou, China facility accounted for approximately 58.5% and 38.0% of point-of-sale unit sales in 2003 and 2002, respectively. In 2001, sales and gross profit were adversely affected by the continuing rise in the value of the U.S. dollar in relation to foreign currencies. In 2003 and 2002, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro.

The following table sets forth certain information as to our sales by geographical location:


                                     Year Ended December 31,
                   ----------------------------------------------------------

                      2001      %          2002      %         2003       %
                   --------------     ----------------     -----------------

 (Dollars in thousands)

North America     $  49,467   44.2%   $   55,179   47.6%   $  58,149    42.1%
 Europe              46,377   41.4        43,057   37.2       57,474    41.7
 Rest of World       16,167   14.4        17,570   15.2       22,388    16.2
                  ---------  -----    ----------  -----    ---------   -----
  Total           $ 112,011  100.0%   $  115,806  100.0%   $ 138,011   100.0%
                  =========  =====    ==========  =====    =========   =====

We derive revenue from product sales, engineering development, system maintenance and other services. Our cost of sales includes manufacturing costs, labor costs related to service revenues, the costs associated with quality control and the payment of royalties on license agreements. Selling, general and administrative ("SG&A") expenses primarily consist of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions; costs associated with other marketing activities; salaries and related expenses for executive, finance, accounting, legal and human resources personnel; and professional fees and corporate expenses. Research and development ("R&D") expenses primarily consist of salaries and expenses for development and engineering and prototype costs. We also participate in government and customer funded research programs. Costs of the engineers working on such programs are charged to cost of sales for the time spent on the programs. When the engineers are not working on these programs, they are available to work on our own internal development projects and their costs are included in research and development expense.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Sales increased 19.2% to $138.0 million in 2003 from $115.8 million in 2002. The increase was primarily attributable to higher sales of our point-of-sale ("POS") and original equipment manufacturers ("OEM") products. Sales of our POS and OEM products increased by 28.3%, sales of industrial products increased by 19.2%, while sales of optical systems decreased by 29.9%. Approximately $8.9 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar in 2003. POS/OEM sales increased approximately $21.9 million due to increased unit sales of our handheld scanners, of which $1.1 million was attributed to the introduction of new products in 2003. These factors were partially offset by a decrease of approximately $5.8 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector during 2003, primarily in Europe.

The increase in the industrial product sales is primarily due to increased sales attributable to (i) a contract with a large systems integrator for use in a new automated parcel and package system for the U.S. Postal Service; and (ii) a contract with a major airline customer for bar code scanning equipment and installation services to build and install scanning stations and tunnels for use in baggage handling systems.

The decrease in optical system sales reflects the termination of certain optical projects at AOA in 2002. These projects included certain government contracts related to programs that were cancelled or downsized by the government as well as purchase orders from a customer involved in the semiconductor manufacturing industry. Revenue from these customers was $7.3 million in 2003 as compared with $13.6 million in 2002 which included a $4.6 million negotiated settlement for purchase order cancellations from one customer. These purchase order cancellations were the result of our customer's excess capacity due to an acquisition. We continue to receive contracts from this customer.

International sales accounted for $79.9 million or 57.9% of total sales in 2003 and $60.6 million, or 52.4% of total sales in 2002. The largest portion of the growth in international sales was from increased sales in Europe. No individual customer accounted for 10% or more of revenues in 2003 or 2002. The increase in European sales can be attributed to increased unit volume along with the strengthening of the euro against the U.S. dollar, offset by lower average selling prices.

Cost of sales increased 7.1% to $79.7 million in 2003 from $74.4 million in 2002. As a percentage of sales, cost of sales was 57.7% in 2003 compared with 64.2% in 2002. The decrease in the percentage of cost of sales in 2003 was due to the following:

     o The strengthening of the euro against the U.S. dollar, as discussed above, net of the decreases in average selling prices.

     o A decrease in direct labor costs as a percent of sales as a result of increased unit production in our Suzhou, China facility and the workforce reductions in 2002.

     o A decrease in direct material costs as a percent of sales resulting from product redesigns lowering our bill of material costs.

     o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol Technologies and the Company. (See Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies," located elsewhere in this document.)

     o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2003.

These factors were partially offset by increased sales of certain lower margin products, including our portable data terminals that are not manufactured by us, but purchased from other sources. These items generally have margins 10-15% lower than our own manufactured products.

SG&A expenses increased $3.1 million or 11.0%, to $31.4 million in 2003 from $28.3 million in 2002. As a percentage of sales, SG&A expenses were 22.7% in 2003 as compared with 24.4% in 2002. SG&A expenses in 2002 included $0.7 million of expenses incurred prior to the finalization of the Amended and Restated Credit Agreement that was executed on July 9, 2002. Excluding these expenses, SG&A expenses were $27.5 million in 2002. As a percentage of sales, SG&A expenses were 22.7% of sales in 2003 compared with 23.8% (excluding the financing related expenses of $0.7 million) in 2002. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2003, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased marketing expenses and an increase in incentive compensation expense during 2003. These increases were partially offset by lower personnel costs resulting from workforce reductions in 2002.

R&D expenses remained relatively flat in dollars at $6.8 million in 2003 compared to $6.9 million in 2002; however, as a percent of sales, R&D expenses decreased to 4.9% of sales from 6.0% of sales. The decrease in R&D expenses was the result of expanded R&D efforts focused on our development of the iQ180 camera-based acquisition vision system during 2002.

Severance costs decreased to $0.1 million in 2003 from $0.6 million in 2002. The decrease is attributed to workforce reductions in March, April, August, and September 2002.

Net interest expense decreased by 52.9% to $1.3 million in 2003 from $2.7 million in 2002. The decrease is due to lower outstanding borrowings and lower interest rates in 2003. Interest expense in 2003 includes $0.2 million of unamortized original issue discount associated with repayment of the subordinated note to Mr. and Mrs. Knowles in October 2003. Interest expense in 2002 includes $0.1 million of additional interest expense that resulted from the incremental 200 basis point default interest rate charged by our bank group from April 12, 2002 to July 10, 2002.

Other income/expense reflects net other income of $2.2 million in 2003 compared to net other expenses of $0.2 million in 2002. The increase in other income was due to (i) a $2.2 million gain on the early repayment of subordinated debt related to the acquisition of AOA; (ii) foreign exchange gains of $0.8 million in 2003 as compared with foreign exchange losses of $0.1 million in 2002; and
(iii) $0.5 million of bank charges in 2003 incurred in connection with our efforts to refinance our bank debt and restructure our overall debt position that enabled us to realize the gain on early extinguishment of debt.

Net income was $13.9 million in 2003 as compared with $1.7 million in 2002. Net income reflects a 34% and 38% effective income tax rate in 2003 and 2002, respectively. The decrease in the effective income tax rate can be attributed to the $2.2 million gain on early extinguishment of debt which, for tax purposes, will be treated as a reduction of the purchase price of AOA, and as such will not be subject to federal or state income tax.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Sales increased 3.4% to $115.8 million in 2002 from $112.1 million in 2001. The increase was primarily attributable to higher sales of our POS and OEM products. Sales of our POS and OEM products increased by 4.6%, sales of industrial products increased by 10.5%, while sales of optical systems decreased by 6.7%. Approximately $1.9 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar in 2002. POS/OEM sales increased approximately $4 million due to the introduction of new products in 2002. These factors were partially offset by a decrease of approximately $1.6 million resulting from lower average selling prices.

The decrease in optical system sales reflects the termination of certain optical projects at AOA in 2002. These projects included certain government contracts related to programs that were cancelled or downsized by the government as well as purchase orders from a customer involved in the semiconductor manufacturing industry. Revenue from these customers was $13.6 million in 2002 as compared with $14.3 million in 2001. These purchase order cancellations were the result of our customer's excess capacity due to an acquisition. We continue to receive contracts from this customer.

International sales accounted for $60.6 million or 52.4% of total sales in 2002 and $62.5 million, or 55.8% of total sales in 2001. Sales in North America increased 11.5% in 2002 due primarily to increased sales of POS products to major retail customers. Sales in Asia and South America increased by 8.7% in 2002 due primarily to increased demand for our POS products in China. These increases, however, were partially offset by decreased sales in Europe due to lower unit demand resulting from the recession in Europe. No individual customer accounted for 10% or more of revenues in 2002 or 2001.

Cost of sales decreased 10.9% to $74.4 million in 2002 from $83.5 million in 2001. As a percentage of sales, cost of sales was 64.2% in 2002 compared with 74.6% in 2001. Cost of sales in 2001 included $10.0 million of special charges and other costs that are not expected to recur in subsequent periods as follows:
$4.5 million of costs associated with products that are not anticipated to be included in the prospective costs to manufacture similar products because of reductions in material costs and manufacturing efficiencies; $3.5 million of similar costs associated with a valuation charge taken on products included in inventory at March 31, 2001 due to the related cost reductions noted above; $1.0 million of costs associated with inventory deemed to be obsolete at March 31, 2001; and $1.0 million of costs associated with the expensing of floor stock inventory that we had previously capitalized. Cost of sales in 2002 compared to 2001, excluding the $10.0 million of special charges and other costs, increased by $0.9 million or 1.2%. As a percentage of sales, costs of sales, excluding the special charges, was 64.2% in 2002 as compared with 65.6% in 2001. The decrease in the percentage of cost of sales in 2002 was due to the following:

     o The strengthening of the euro against the U.S. dollar, as discussed above, net of the decreases in average selling prices.

     o A decrease of approximately $1.4 million in direct labor costs as a result of increased unit production in our Suzhou, China facility and the workforce reductions in 2002.

     o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol Technologies and the Company. (See Note 11 to our Consolidated Financial Statements, "Commitments and Contingencies.")

These factors were partially offset by increased sales of certain lower margin products, including our portable data terminals that are not manufactured by us, but purchased from other sources. These items generally have margins 10-15% lower than our own manufactured products.

SG&A expenses decreased $2.6 million or 8.4%, to $28.3 million in 2002 from $30.9 million in 2001. As a percentage of sales, SG&A expenses were 24.4% in 2002 as compared with 27.6% in 2001. The decrease was due primarily to $1.1 million in reduced marketing and promotion expenses, $0.4 million in lower personnel costs as a result of workforce reductions, a reduction of $1.0 million in charges for uncollectible accounts receivable, $0.8 million in reduced commission and incentive compensation expenses and the absence of $0.8 million of goodwill amortization expense in 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The reduction in 2002 was partially offset by $0.7 million in increased legal expenses in 2002 and $0.7 million of expenses related to our Amended Credit Agreement. (See - "Liquidity and Capital Resources," below.)

R&D expenses increased 5.6% to $6.9 million in 2002 from $6.6 million in 2001, and increased as a percentage of sales to 6.0% from 5.9%. The increase in R&D expenses was the result of expanded R&D efforts focused on our development of the iQ180 camera-based acquisition vision system.

Severance costs of $0.6 million in 2002 were due to workforce reductions in March and April and further workforce reductions in August and September 2002. As a result of these workforce reductions, our total number of employees decreased by 163 employees, or approximately 16.0% of the total workforce. These workforce reductions were part of a company-wide effort to increase our future profitability. The workforce reductions and additional cost reductions represented annualized savings of approximately $3.0 million in overhead and operating expenses.

Net interest expense decreased by 29.6% from $3.9 million in 2001 to $2.7 million in 2002. The decrease is due to lower outstanding borrowings in 2002. Interest expense in 2002 includes $0.1 million of additional interest expense that resulted from the incremental 200 basis point default interest rate charged by our bank group from April 12, 2002 to July 10, 2002.

Other income/expense reflects net other expenses of $0.2 million in 2002 compared to net other income of $0.3 million in 2001. The increase in other expenses was due in part to foreign currency transaction losses of $0.1 million in 2002 as compared with transaction gains of $0.4 million in 2001.

Net income was $1.7 million in 2002 compared with a net loss of $7.8 million in 2001. Net income (loss) reflects a 38% effective income tax rate in 2002 and 2001.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by fluctuation decreases in seasonal demand from European customers in our third quarter. For quarterly results of operations, see Supplementary Data following the Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities for the Period Ended December 31, 2003

Net cash provided from operations decreased $7.8 million, or 38.9% from $20.0 million in 2002 to $12.2 million in 2003. Net cash provided by operating activities in 2003 can be attributed primarily from net income of $13.9 million, increases in inventory, accounts receivable and accrued expenses offset by a decrease in accounts payable.

Our working capital increased $60.7 million to $74.1 million as of December 31, 2003 from $13.4 million as of December 31, 2002 as a result of our profitable operations, proceeds from our October 2003 follow-on public offering, increases in inventory and accounts receivable and the debt restructuring discussed below. The significant balance sheet changes were as follows:

     o Inventory increased $3.0 million to $17.0 million as of December 31, 2003 from $14.0 million as of December 31, 2002. The increase is a result of a buildup in the inventory levels resulting from the longer delivery cycle of finished goods from our Suzhou, China facility as we increase our production volume in Suzhou.

     o Accounts receivable, net increased $7.0 million to $27.4 million as of December 31, 2003 from $20.4 million as of December 31, 2002. The increase is primarily attributable to our increased sales volumes especially near the end of the fourth quarter. Our days sales outstanding ("DSO") increased slightly to 71 days in 2003 from 64 days in 2002.

     o The current portion of lines of credit and notes payable decreased $1.9 million to $5.2 million as of December 31, 2003 from $7.1 million as of December 31, 2002. The decrease is a result of the payment of subordinated promissory notes due to UTOS and the payment in full of the term loan under our Amended Credit Facility.

    o Deferred contract revenue decreased $1.4 million to $0.3 million as of December 31, 2003 from $1.7 million as of December 31, 2002. The decrease is a result of the recognition of revenue for work performed on a specific contract that was recognized as deferred contract revenue in 2002.

    o Accrued expenses increased $2.7 million to $11.5 million as of December 31, 2003 from $8.8 million as of December 31, 2002. The increase is primarily attributable to accrued compensation and accrued commissions as a result of higher sales volumes and related incentive compensation, which was partially offset by a reduction in accrued corporate taxes and accrued interest.


Operating Activities for the Year Ended December 31, 2002

Net cash provided by operating activities for 2002 resulted primarily from income tax refunds, reductions in inventory, increases in accounts payable and deferred contract revenue plus non-cash charges.

Our working capital decreased 35.0% to $13.4 million as of December 31, 2002 from $20.6 million as of December 31, 2001 as a result of our profitable operations, reduction in inventory and the debt restructuring discussed below. The significant balance sheet changes are as follows:


     o Restricted cash decreased $2.2 million to $1.0 million as of December 31, 2002 from $3.2 million as of December 31, 2001. The decrease is a result of $3.2 million used to pay bank debt offset by the establishment of an additional $1.0 million of restricted cash from loans from certain of our executive officers. The above transactions were in accordance with the terms of our Amended Credit Agreement dated July 9, 2002.

     o Income tax receivable decreased $4.6 million to a zero balance as of December 31, 2002 from $4.6 million as of December 31, 2001. The decrease is a result of the receipt of income tax refunds in 2002.

     o Inventory decreased $4.4 million to $14 million as of December 31, 2002 from $18.4 million as of December 31, 2001. The decrease is a result of our effort to reduce inventory levels in order to help minimize outstanding debt.

     o The current portion of lines of credit and notes payable decreased $6.1 million to $7.1 million as of December 31, 2002 from $13.2 million as of December 31, 2001. The decrease is a result of payments on the line of credit and term loan under our Amended Credit Agreement. The credit facility and the subsequent amendments and restructuring are more fully described below under "Outstanding debt and financing arrangements."

     o Accounts payable increased $1.8 million to $8.7 million as of December 31, 2002 from $6.9 million as of December 31, 2001. The increase is a result of increased business opportunities in the fourth quarter of 2002 combined with an increase in accounts payable days.

     o Deferred revenue increased $1.7 million as of December 31, 2002 from a zero balance as of December 31, 2001. The increase is a result of the recognition of deferred revenue for a contract in which cash received was in excess of the revenue earned based on percentage completed.


Investing activities

Cash used in investing activities was $8.2 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The increase in cash used by investing activities is primarily due to an increase in cash used for property, plant and equipment purchases of $6.9 million primarily related to the purchase of our Blackwood, NJ facility and initial funding for the expansion of our Suzhou, China manufacturing facility. Furthermore, the increase is also attributed to the release of $1.0 million of cash previously restricted according to the January 31, 2003 Amendment (the "Amendment") to the Amended Credit Agreement. The credit facility and the subsequent amendments and restructuring are more fully described below under "Outstanding debt and financing arrangements."

Cash used in investing activities in 2002 reflected $1.7 million used for property, plant and equipment expenditures offset in part by the release of $3.2 million of restricted cash used to pay bank debt, net of an additional $1.0 million of cash restricted in accordance with the Amendment. During 2002, we continued making expenditures related to manufacturing automation and capacity expansion.

Our current plans for future capital expenditures include: (i) approximately $2.2 million for investment and expansion of our Suzhou, China facility; (ii) approximately $1.0 million for continued investment in manufacturing capacity expansion at our Blackwood, New Jersey headquarters; and (iii) approximately $1.0 million for additional manufacturing automation equipment and information technology related equipment.

Financing activities

Cash provided by (used in) financing activities was $44.5 million and ($19.2) million for the years ended December 31, 2003 and 2002, respectively. This change is primarily attributed to (i) proceeds of $55.5 million from the follow-on public offering that closed in October 2003; (ii) $3.4 million of proceeds from the exercise of stock options; (iii) proceeds from the issuance of notes payable; (iv) partially offset by higher principal payments on notes payable.

Cash used in financing activities in 2002 reflected $21.1 million used to pay down our revolving credit facility and term note partially offset by $2.1 million of proceeds from the issuance of notes payable.

Outstanding debt and financing arrangements

In connection with the acquisition
of AOA on January 8, 2001, we entered into a $45.0 million credit facility with our primary bank, as agent for other bank parties. Under the terms of the credit facility, we secured a $20.0 million term loan and a $25.0 million revolving credit line. Proceeds from the credit facility were applied toward the financing of the acquisition of AOA, paying down our existing term loans and lines of credit and providing us and our subsidiaries with working capital. We granted a security interest in our assets and properties to our primary bank as agent for the banks as security for borrowings under the credit facility.

On July 9, 2002, we replaced the credit facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with our lenders. The Amended Credit Agreement provided for a term loan in the amount of $9.2 million and a revolving credit facility of $14.0 million.

On January 31, 2003, we executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002 (the "Agreement"). The Amendment, which extended the Agreement until January 31, 2006, provided for a $13 million revolving credit facility and a $4.5 million term loan. Principal payments on the term loan were $94,000 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment were prime plus ..25% on borrowings under the revolving credit facility and prime plus .75% on the term loan. The Amendment contained various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. All outstanding borrowings under the Agreement were repaid in October 2003 and the Agreement was terminated. As a result, unamortized deferred financing costs of $86,000 were recognized as a charge to income in the fourth quarter of 2003.

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

In order to provide us with sufficient subordinated financing within the time period required to meet the terms of the Payoff Agreement which provided a $2.2 million gain, in January 2003, we issued a $4.3 million subordinated note to C. Harry Knowles, our Chairman and Chief Executive Officer, and his spouse, Janet
H. Knowles, a Director and Vice President, Administration. The subordinated note bore interest at 10.0% and required 60 monthly principal payments of $36,000 with the balance of $2.1 million due in January 2008. In connection with this note, we issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 195,000 shares of our common stock at an exercise price of $3.47 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at approximately $247,000, and the resulting original issue discount was being amortized into interest expense over the life of the subordinated note. This note was paid in full in October 2003 and the unamortized original issue discount of $214,000 was recognized as a charge to interest expense in the fourth quarter of 2003.

In addition, some of our European subsidiaries have entered into working capital and/or invoice discounting agreements, with HypoVereinsbank, NMB-Heller Limited, Societe General and La Caixa. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by the parent company. These agreements provide us with availability of up to $5.3 million, using December 31, 2003 exchange rates at interest rates ranging from 3.15% to 5.75%. At December 31, 2003, $4.9 million was outstanding under such agreements and is included in our lines of credit for reporting purposes.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures, and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and
(ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar. No derivative instruments were outstanding at December 31, 2003.

Acquisition of Minority Interests

Our original 51.0% interest in MEI and MEF contained options for us to purchase the remaining 49.0% interests. The purchase price under the option is calculated based on a twelve-month multiple of sales and provides us with a twelve-month period in which to find a buyer or negotiate a purchase price with a default minimum. We have agreed to purchase the 49.0% of MEI that we do not own for approximately 5.9 million euros. Payments will be made over 3 years commencing in August 2003. As of December 31, 2003, we had purchased an additional 9.90% of Metrologic Eria Iberica for approximately 1.2 million euros.

We have not received any notice concerning the purchase option we hold on MEF. However, we expect to purchase the minority interest during 2004 at a negotiated price.

Disclosures about Contractual Obligations and Commercial Commitments
                                           Less                          After
                                          than 1     1-3        4-5     5 Years
Contractual Obligations         Total      Year     Years      Years     Years
(In thousands)

Long-Term Debt                     353       210       143          -         -
Capital Lease Obligations          288       111       177          -         -
Operating Leases                10,942     2,532     3,750      3,319     1,341
Option to purchase minority
  interest in MEI                5,832     2,411     3,421          -         -
                              --------  --------  --------   --------  --------
     Total Contractual Cash
       Obligations            $ 17,415  $  5,264  $  7,491   $  3,319  $  1,341
                              ========  ========  ========   ========  ========


                                Total     Less
                               Amounts   than 1    1-3         4-5      Over 5
Other Commercial             Committed    Year    Years       Years      Years
 Commitments
(In thousands)

Revolving credit facility    $  4,886 $   4,886 $        -  $       -  $     -
                             ======== ========= ==========  =========  ========

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments. The market risk inherent in our market risk sensitive instruments and position is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates.

Interest Rate Risk. Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of our bank loans are not significantly affected by changes in market interest rates. The impact on earnings of a hypothetical 10% change in interest rates on our outstanding debt would have been approximately $0.1 million and $0.2 million in 2003 and 2002, respectively. Actual results may differ.

Foreign Exchange Risk. We periodically enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the euro, thereby mitigating our risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany sales and payments. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in our statement of operations. A large percentage of our foreign sales are transacted in foreign local currencies. As a result, our international operating results are subject to foreign exchange rate fluctuations. A hypothetical 10% percent strengthening or weakening of the U.S. dollar against the euro could have had an impact of $0.2 million and $0.1 million on our net earnings in 2003 and 2002, respectively. Actual results may differ.

We are subject to risk from fluctuations in the value of the euro relative to the U.S. dollar for our European subsidiaries, which use the euro as their functional currency and translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 2003 and 2002, we had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted euro rate amounts to $0.4 million and $0.2 million in 2003 and 2002, respectively. Actual results may differ.

In addition, we held debt denominated in euros at December 31, 2003 and 2002, respectively and recognized foreign currency translation adjustments in net income. The potential effect resulting from a hypothetical 10% adverse change on the quoted euro rate amounts to $0.5 million and $0.1 million in 2003 and 2002. Actual results may differ.

Item 8.          Financial Statements and Supplementary Data

Index                                                                   Pages

Report of Ernst & Young LLP, Independent Auditors                        F-1

Consolidated Balance Sheets at December 31, 2003 and 2002                F-2

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2003, 2002 and 2001                     F-3

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 2003, 2002 and 2001         F-4

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2003, 2002 and 2001                     F-5

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

                         Report of Independent Auditors


The Board of Directors and Shareholders
Metrologic Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and its related amortization.


                                                      /s/Ernst & Young LLP
Philadelphia, Pennsylvania
February 12, 2004,

                          Metrologic Instruments, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                              December 31,
                                                       -----------------------
                                                           2003          2002
Assets                                                 ---------     ---------
   Current assets:
       Cash and cash equivalents                       $  48,817     $   1,202
       Restricted cash                                         -         1,000
       Accounts receivable, net of allowance of
        $485 and $341 in 2003 and 2002, respectively      27,369        20,412
       Inventory                                          16,972        14,039
       Deferred income taxes                               1,758           785
       Other current assets                                3,692         2,258
                                                       ---------     ---------
   Total current assets                                   98,608        39,696

   Property, plant and equipment, net                     16,940        12,600
   Patents and trademarks, net                             5,184         4,688
   Holographic technology, net                               252           368
   Advance license fee, net                                1,176         1,294
   Goodwill                                               17,536        15,175
   Other assets                                              204           758
                                                      ----------     ---------
   Total assets                                       $  139,900     $  74,579
                                                      ==========     =========

Liabilities and shareholders' equity Current
    liabilities:
       Current portion of lines of credit             $   4,886      $   1,347
       Current portion of notes payable                     321          5,708
       Accounts payable                                   7,482          8,719
       Accrued expenses                                  11,518          8,808
       Deferred contract revenue                            289          1,707
                                                     ----------      ---------
   Total current liabilities                             24,496         26,289

   Notes payable, net of current portion                    320         14,431
   Deferred income taxes                                  3,515            908
   Other liabilities                                      3,961          3,480

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
         shares authorized; none issued                       -              -
       Common stock, $0.01 par value: 30,000,000
         shares authorized; 20,807,884 and 16,417,665
         shares issued and outstanding in 2003
         and 2002, respectively                             208            164
       Additional paid-in capital                        80,201         17,579
       Retained earnings                                 28,482         14,601
       Accumulated other comprehensive loss              (1,283)        (2,873)
                                                    -----------      ---------
       Total shareholders' equity                       107,608         29,471
                                                    -----------      ---------
   Total liabilities and shareholders' equity       $   139,900      $  74,579
                                                    ===========      =========
                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                  Year Ended December 31,
                                            ----------------------------------
                                               2003        2002        2001
                                            ---------- ----------- -----------

Sales                                       $  138,011 $   115,806 $   112,011
Cost of sales                                   79,654      74,385      83,527
                                            ---------- ----------- -----------

Gross profit                                    58,357      41,421      28,484

Selling, general and administrative
   expenses                                     31,378      28,271      30,877
Research and development expenses                6,764       6,929       6,563
Severance costs                                     71         602           -
                                            ---------- ----------- -----------

Operating income (loss)                         20,144       5,619      (8,956)

Other income (expenses)
   Interest income                                 123          85         174
   Interest expense                             (1,414)     (2,824)     (4,064)
   Foreign currency transaction
     gain (loss)                                   805        (132)        432
   Gain on extinguishment of debt                2,200           -           -
   Other, net                                     (817)        (46)       (138)
                                            ---------- ----------- -----------

   Total other income (expenses)                   897      (2,917)     (3,596)
                                            ---------- ----------- -----------

Income (loss) before income taxes               21,041       2,702     (12,552)

Provision (benefit) for income taxes             7,160       1,027      (4,775)
                                           ----------- ----------- -----------

Net income (loss)                          $    13,881 $     1,675 $    (7,777)
                                           =========== =========== ============

Basic earnings (loss) per share:

   Weighted average shares outstanding      17,597,068  16,399,992  16,373,418
                                           =========== =========== ===========
   Basic earnings (loss) per share         $      0.79 $      0.10 $     (0.47)
                                           =========== =========== ===========

Diluted earnings (loss) per share:

   Weighted average shares outstanding      17,597,068  16,399,992  16,373,418
   Net effect of dilutive securities         1,785,582      71,229           -
                                           ----------- -----------  ----------

Total shares outstanding used in
     computing diluted earnings per share   19,382,650  16,471,221  16,373,418
                                           =========== =========== ===========

   Diluted earnings (loss) per share       $      0.72 $      0.10 $     (0.47)
                                           =========== =========== ===========

                             See accompanying notes.

                          Metrologic Instruments, Inc.
                 Consolidated Statements of Shareholders' Equity
                    (amounts in thousands except share data)


                                                           Accumulated
                                                              Other
                                  Common Paid-in  Retained Comprehensive
                                   Stock Capital  Earnings    Loss      Total

Balances, January 1, 2001          $163  $17,453   $ 20,703 $ (2,556)  $ 35,763
     Net loss                         -        -     (7,777)       -     (7,777)
     Other comprehensive loss -
       foreign currency
       translation adjustment         -        -         -    (1,798)    (1,798)
                                                                       --------
  Total comprehensive loss            -        -         -         -     (9,575)
                                                                       --------
  Stock issued through employee
   stock purchase plan                1       72         -         -         73
                                   ----  -------  --------  --------   --------
Balances, December 31, 2001        $164  $17,525  $ 12,926  $ (4,354)  $ 26,261
  Comprehensive income:
     Net income                       -        -     1,675         -      1,675
       foreign currency
       translation adjustment         -        -         -     1,481      1,481
                                                                       --------
  Total comprehensive income          -        -         -         -      3,156
                                                                       --------
Stock issued through employee stock
    purchase plan                     -       54         -         -         54
                                   ----  -------  --------  --------   --------

Balances, December 31, 2002        $164  $17,579  $ 14,601  $ (2,873)  $ 29,471
  Comprehensive income:
     Net income                       -        -    13,881         -     13,881
     Other comprehensive income -
       foreign currency
       translation adjustment         -        -        -      1,590      1,590
                                                                       --------
  Total comprehensive income          -        -        -          -     15,471
                                                                       --------
Issuance of 3,450,000 shares of
  common stock                       35   55,480        -          -     55,515

Issuance of warrants                  -      247        -          -        247
Exercise of stock options             9    3,354        -          -      3,363
Tax benefit from exercise of stock
  options                             -    3,488        -          -      3,488
Stock issued through employee stock
  purchase plan                       -       53        -          -         53
                                   ----  ------- --------   --------   --------
Balances, December 31, 2003        $208  $80,201 $ 28,482   $ (1,283)  $107,608
                                   ====  ======= ========   ========   ========


*Amounts denoted include the effect of the 2003 stock splits.

                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                   Year Ended December 31,
                                               -------------------------------
                                                   2003      2002       2001
                                               ---------  --------   ---------
Operating activities
Net income (loss)                              $  13,881  $  1,675   $  (7,777)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
     Depreciation                                  2,915     2,785       3,019
     Amortization                                    620       570       2,044
     Deferred income tax provision (benefit)       1,634       152      (4,619)
     Loss on disposal of property                    109       164         143
     Gain on extinguishment of debt               (2,200)        -           -
     Amortization of warrants and deferred
        financing fees                               357         -           -
     Changes in operating assets and liabilities:
          Accounts receivable                     (5,446)      550      10,089
          Inventory                               (1,829)    4,883      12,024
          Other current assets                    (1,434)    4,111       2,126
          Other assets                               554       107          86
          Accounts payable                        (1,480)    1,618         604
          Accrued expenses                         5,331       653      (3,432)
          Other liabilities                         (802)    2,709       1,050
                                               ---------  --------   ---------
Net cash provided by operating activities         12,210    19,977      15,357

Investing activities
Restricted cash                                    1,000     2,200      (3,200)
Purchase of property, plant and equipment         (6,892)   (1,660)     (2,208)
Patents and trademarks                              (882)     (962)     (1,317)
Cash paid for purchase of business, net of
   cash acquired                                       -         -     (10,393)

Purchase of minority interests in subsidiaries    (1,442)        -           -
Other intangibles                                      -         -        (253)
                                               ---------  --------  ----------
Net cash used in investing activities             (8,216)     (422)    (17,371)

Financing activities
Proceeds from equity offering, net of
  expenses                                        55,515         -           -
Proceeds from exercise of stock options
 and employee stock purchase plan                  3,416        54          73
Proceeds from issuance of notes payable            4,169     2,054       9,239
Principal payments on notes payable              (22,206)  (18,712)    (12,649)
Net  borrowings (repayments) on lines
 of credit                                         3,576    (2,429)      4,743
Capital lease payments                               (77)     (158)        (80)
Issuance of warrants                                 247         -           -
Increase in deferred financing costs                (110)        -           -
                                               ---------  --------  ----------
Net cash provided by (used in) financing
 activities                                       44,530   (19,191)      1,326
Effect of exchange rates on cash                    (909)      281      (1,087)
                                               ---------  --------  ----------
Net increase (decrease) in cash and cash
 equivalents                                      47,615       645      (1,775)
Cash and cash equivalents at beginning
 of year                                           1,202       557       2,332
                                               --------- ---------  ----------
Cash and cash equivalents at end of year       $  48,817 $   1,202  $      557
                                               ========= =========  ==========

Supplemental Disclosures:
Cash paid for interest                         $  1,469  $   2,774  $    3,913
                                               ========  =========  ==========
Cash paid for income taxes                     $  2,989  $     194  $      112
                                               ========  =========  ==========
Tax benefit from exercise of stock options     $  3,488  $       -  $        -
                                               ========  =========  ==========

                             See accompanying notes

                          Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                  (Dollars in Thousands, except per share data)

1.       Business

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in 1D and 2D bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspection, and scanning and dimensioning systems for the aerospace and defense industry in the United States and Canada. The Company's products are sold in more than 110 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

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

Revenue Recognition

Product sales revenue is recognized upon shipment of products to customers. The Company has agreements with certain distributors that provide limited rights of return. Allowances for product returns and allowances are estimated based on historical experience and provisions are recorded at the time of shipment. Amounts charged to customers for shipping and handling are included in sales. Shipping and handling amounts incurred by the Company are included in cost of sales.

Revenue Recognition - Contracts

Revenue is recognized on a percentage of completion basis (generally measured using the cost-to-cost method) for long-term contracts for the sale of tangible products and upon delivery for short-term contracts. Cost and profit estimates are reviewed periodically as work progresses, and adjustments to revenue recognized, if needed, are reflected in the period in which estimates are revised. Provisions for estimated losses, if any, on uncompleted contracts are made in the periods in which such losses become probable and can be reasonably estimated.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is determined on the straight-line method for building and improvements over estimated useful lives of 31 to 40 years and on an accelerated method for machinery and equipment over estimated useful lives of 3 to 15 years.

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

Software Development Costs

Costs incurred in the research and development of new software embedded in products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization ceases when the product is available for general release to customers.

Internal Use Software

Costs incurred in the development or purchase of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company has capitalized $2,256 of software obtained for internal use through December 31, 2003. Capitalized software costs are amortized on a straight-line basis over seven years. Amortization related to the capitalized software was $339, $303 and $265 for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" , which was adopted by the Company on January 1, 2002. SFAS 142 provides guidance on accounting for goodwill and intangible assets with indefinite useful lives and prohibits the amortization of these assets. Intangible assets with finite lives continue to be amortized over their estimated useful lives. Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible writedown on an annual basis. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in the process. The Company completed its annual impairment tests in 2003 and 2002 and determined that there were no goodwill impairments to be recognized. See Note 6 for further information on the impact of adopting SFAS 142.

Long-Lived Assets

The Company evaluates impairment of its intangible and other long-lived assets, other than goodwill, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which has been adopted by the Company as of January 1, 2002. SFAS 144 provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions." When indicators of impairment exist, the Company will compare the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If impairment exists, any adjustment will be determined by comparing the carrying amount of the impaired asset to its fair value. The Company considers all impaired assets "to be held and used" until such time as management commits to a plan to dispose of the impaired asset. At that time, the impaired asset is classified as "to be disposed of" and is carried at its fair value less its cost of disposal. No assets were determined to be impaired in 2003 and 2002 and the adoption of SFAS 144 had no affect on the Company's financial position or its results of operations.

Advanced License Fee

The Company capitalized an advance license fee of $2,000 in December 1996. The advance license fee is being amortized on a straight-line basis over the 17-year life of the cross-licensing agreement.

Foreign Currency Translation

The financial statements of Metrologic's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in other comprehensive loss in the consolidated financial statements.

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

Concentrations of Credit Risk

The Company has operations, subsidiaries and affiliates in the United States, Europe, Asia and South America. The Company performs ongoing credit evaluations of its customers' financial condition, and except where risk warrants, requires no collateral. The Company may require, however, letters of credit or prepayment terms for those customers in lesser-developed countries.

Short-term cash investments are placed with high credit quality financial institutions or in short-term high quality debt securities. The Company limits the amount of credit exposure in any one institution or single investment.

Accounting for Stock Options

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date using the Black Scholes pricing model prescribed under SFAS 123, the Company's net earnings/(loss) and net earnings/(loss) per share would approximate the pro-forma amounts as follows:

                                                      2003      2002     2001
                                                      ----      ----     ----
         Net income (loss):
            As reported                             $13,881   $ 1,675  $(7,777)
            Deduct:  (total stock-based employee
            compensation expense determined
            under fair  value based method, net of
            related taxes)                             (778)     (818)    (859)
                                                    -------   -------  -------
            Pro forma                               $13,103   $   857  $(8,636)
                                                    =======   =======  =======
         Net income (loss) per share:
               Basic:
                  As reported                       $  0.79   $  0.10  $ (0.47)
                  Pro forma                            0.74      0.05    (0.53)
               Diluted:
                  As reported                       $  0.72   $  0.10  $ (0.47)
                  Pro forma                            0.68      0.05    (0.53)

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

The Company formally designates and documents each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also assesses whether the derivative financial instrument is effective in offsetting changes in the fair value of cash flows of the hedged item. The Company recognized no gain or loss related to hedge ineffectiveness in 2003, 2002 or 2001, respectively.

The Company also utilizes derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments from the Company's international subsidiaries denominated in foreign currencies. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. The Company does not use these derivative financial instruments for trading purposes. At December 31, 2003, the Company had no derivative financial instruments outstanding.

Stock Splits

On June 6, 2003, the Board of Directors approved a three-for-two stock split of our common stock. The stock split was payable in the form of a 50% stock dividend and entitled each stockholder of record at the close of business on June 23, 2003 to receive three shares of common stock for every two outstanding shares of common stock held on that date. The stock dividend was payable on July 3, 2003.

On October 7, 2003, the Board of Directors approved a two-for-one stock split of our common stock. The stock split was payable in the form of a 100% stock dividend and entitled each stockholder of record at the close of business on October 20, 2003 to receive two shares of common stock for every outstanding share of common stock held on that date. The stock dividend was payable on October 30, 2003.

The capital stock accounts, all share data and earnings per share data in the consolidated financial statements give effect to the stock splits, applied retroactively, to all periods presented.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this statement requires all gains and losses from the extinguishment of debt to be included as an item of income from continuing operations. We adopted the provisions of this statement on January 1, 2003 and have recorded a gain of $2.2 million on the extinguishment of the UTC subordinated debt in other income (expense) in the consolidated statement of operations during 2003.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, certain liabilities were recognized at the date of an entity's commitment to an exit plan. Adoption of this statement had no material impact on our consolidated financial position, consolidated results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or "FIN 46." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in VIEs created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. In addition, the FASB issued an Exposure Draft of a proposed Interpretation of FIN 46 in October 2003 to address implementation issues. We do not expect the adoption of FIN 46 and related interpretations to have any significant impact on our consolidated financial position, consolidated results of operations or liquidity.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Interests with Characteristics of Both Liabilities and Equity." This statement requires liability classification for certain types of financial instruments, many of which were previously classified as equity. The statement was effective on July 1, 2003 however, FASB's adoption of certain provisions has been deferred for an indefinite period. Adoption of this statement had no material impact on our consolidated financial position, consolidated results of operations or liquidity.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the 2003 presentation.

3.       Accounts Receivable

In 2002, Metrologic Instruments GmbH, the Company's German subsidiary, entered into a factoring agreement with a local bank to provide local financing on a non-recourse basis. The factoring charge ranges from .52% to .62% of the receivables assigned to the bank and outstanding advances bear interest at 6.75%. During November 2003, this factoring agreement expired. The following amounts relating to non-recourse factoring were included in accounts receivable at December 31, 2002:



                           Receivables assigned to factor     $ 1,645
                           Less advances from factor           (1,091)
                                                              -------
                                Due from factor               $   554
                                                              =======

4.       Inventory

Inventory consists of the following:
                                                       December 31,
                                                    2003          2002
                                                    ----          ----

                          Raw materials          $   6,444    $  5,788
                          Work-in-process            1,945       1,865
                          Finished goods             8,583       6,386
                                                 ---------    --------
                                                 $  16,972    $ 14,039
                                                 =========    ========

5.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                               December 31,
                                                             2003      2002
                                                             ----      ----

                Buildings and improvements                $ 10,237  $  5,482
                Machinery and equipment                     21,824    19,347
                Capitalized internal use software            2,256     1,903
                Capitalized software development costs         546       546
                                                          --------  --------
                                                            34,863    27,278
                Less accumulated depreciation               17,923    14,678
                                                          --------  --------
                                                          $ 16,940  $ 12,600
                                                          ========  ========


Machinery and equipment included $389 and $104 under capital leases as of December 31, 2003 and 2002. Accumulated depreciation on these assets was $51 and $15 as of December 31, 2003 and 2002, respectively. Depreciation expense on the Company's property, plant and equipment was approximately $2,900, $2,800, and $3,000, for 2003, 2002, and 2001, respectively.

6.       Goodwill and Other Intangible Assets

As discussed in Footnote 2, the Company adopted Statement 142 on January 1, 2002. A reconciliation between reported net income (loss) to the adjusted net income (loss) is as follows:

                                                Year Ended December 31,
                                              2003       2002        2001
                                              ----       ----        ----

  Reported net income (loss)              $  13,881  $   1,675  $   (7,777)
  Add back:  Goodwill amortization        $       -  $       -  $      818
                                          ---------  ---------  ----------
  Adjusted net income (loss)              $  13,881  $   1,675  $   (6,959)
                                          =========  =========  ==========

  Basic earnings per share:
     Reported net income (loss)           $    0.79  $    0.10  $    (0.47)
     Goodwill amortization                $       -  $       -  $     0.05
                                          ---------  ---------  ----------
     Adjusted net income (loss)           $    0.79  $    0.10  $    (0.42)
                                          =========  =========  ==========

  Diluted earnings per share:
     Reported net income (loss)           $    0.72  $    0.10  $    (0.47)
     Goodwill amortization                $       -  $       -  $     0.05
                                          ---------  ---------  ----------
     Adjusted net income (loss)           $    0.72  $    0.10  $    (0.42)
                                          =========  =========  ==========

The changes in the net carrying amount of goodwill for the years ended 2003 and 2002 consist of the following:



                                                     Industrial/
                                           POS/OEM     Optical     Total
                                           --------   --------   --------

     Balance as January 1, 2002            $  3,861   $ 11,388   $ 15,249
     Purchase price adjustments                   -       (710)      (710)
     Currency translation adjustments           636          -        636
                                           --------   --------   --------
     Balance as of December 31, 2002          4,497     10,678     15,175
     Purchase of minority interest
        in subsidiaries                       1,548          -      1,548
     Currency translation adjustments           813          -        813
                                           --------   --------   --------
     Balance as of December 31, 2003       $  6,858   $ 10,678   $ 17,536
                                           ========   ========   ========


Identifiable Intangibles

The Company had identifiable intangible assets with a net book value of $6.6 million and $6.4 million as of December 31, 2003 and December 31, 2002, respectively.

The following table reflects the components of identifiable intangible assets:

                                     December 31, 2003     December 31, 2002
                                   --------------------- --------------------
                       Amortizable           Gross                  Gross
                           Life    Carrying Accumulated  Carrying Accumulated
                         (years)    Amount  Amortization  Amount  Amortization
                       ----------- --------------------- ---------------------

Patents and Trademarks     17        7,143   (1,959)      6,261      (1,573)
Holographic Technology     10        1,082     (830)      1,082        (714)
Advanced license fee       17        2,000     (824)      2,000        (706)
                                    ------    -----       -----       -----
                                    10,225   (3,613)      9,343      (2,993)
                                    ======    =====       =====       =====


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate, and has recorded $620, $570, and $502 of amortization expense for 2003, 2002 and 2001, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be $701, $748, $699, $726 and $773, respectively.

7.       Accrued Expenses

Accrued expenses consist of the following:
                                              December 31,
                                           2003          2002
                                           ----          ----

     Accrued compensation              $   3,129     $   1,850
     Accrued marketing                     1,467         1,125
     Accrued commissions                   1,138           669
     Accrued other taxes                     851           437
     Product warranty                        728           555
     Accrued professional fees               727           518
     Accrued rent                            719           644
     Accrued royalties                       654           557
     Accrued corporate taxes                   -           716
     Accrued interest                          -           399
     Other                                 2,105         1,338
                                       ---------      --------
                                       $  11,518     $   8,808
                                       =========     =========

8.       Debt

Credit Facility
In connection with the acquisition of AOA on January 8, 2001, the Company entered into a $45,000 credit facility with its primary bank as agent for other bank parties. On July 9, 2002, we replaced our former Credit Facility by executing an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with our bank lenders. The key terms of the Amended Credit Agreement included the waiver of all existing defaults under our former Credit Facility and the withdrawal by the banks of the notice of default that had been previously issued to the Company. The Company granted a security interest in our assets and properties to the primary bank in favor of the banks as security for borrowings under the Amended Credit Agreement. The Amended Credit Agreement contained various negative and positive covenants, such as minimum tangible net worth requirements, and a scheduled expiration date of May 31, 2003. A portion of outstanding borrowings under the Amended Credit Agreement were guaranteed by
C. Harry Knowles and Janet Knowles.

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

On January 31, 2003, the Company executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002. The Amendment, which extended the Amended and Restated Credit Agreement until January 31, 2006, provided for a $13,000 revolving credit facility and a $4,500 term loan. Principal payments on the term loan were $94 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment were prime plus .25% on borrowings under the revolving credit facility and prime plus ..75% on the Term Loan. The Amendment contained various negative and positive covenants including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in the Company's assets and properties granted to the bank pursuant to the Credit Agreement remained in effect under the Amendment. In connection with the Amendment, the personal guarantees of C. Harry Knowles, Chairman and Chief Executive Officer, and his spouse, Janet Knowles, a Director and Vice President, Administration, were released. All outstanding borrowings under the Amendment were paid in October 2003 and the Agreement was terminated. As a result, we recorded a charge to income of $86 for unamortized deferred financing fee in the fourth quarter of 2003.

In addition, some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVeieinsbank, NMB-Heller Limited, Societe General and La Caixa. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by the parent company. These agreements provide the Company with availability of up to $5,252, using December 31, 2003 exchange rates, at interest rates ranging from 3.15% to 5.75%. At December 31, 2003, $4,886 was outstanding under such agreements and is included in lines of credit.

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

In order to provide the Company with sufficient subordinated financing within the time period required to meet the terms of the Payoff Agreement which provided a $2,200 gain, in January 2003, the Company issued a $4,260 subordinated note to C. Harry Knowles, its Chairman and Chief Executive Officer, and his spouse, Janet H. Knowles, a Director and Vice President, Administration. The subordinated note bore interest at 10.0% and required 60 monthly principal payments of $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 195,000 shares of its common stock at an exercise price of $3.47 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at $247 in aggregate, and the resulting original issue discount was to be amortized into interest expense over the life of the subordinated note. The subordinated note to Mr. and Mrs. Knowles was paid in full in October 2003 and the unamortized original issue discount of $214 was recognized as a charge to interest expense in the fourth quarter of 2003.

Notes payable consist of the following:


                                                 December 31,
                                             2003          2002
                                             ----          ----

       Term Note                           $     -     $   7,329
       Subordinated promissory notes             -        11,000
       Capital lease obligations               288            78
       Other                                   353         1,732
                                           -------     ---------
                                               641        20,139
       Less: current maturities                321         5,708
                                           -------     ---------
                                           $   320     $  14,431
                                           =======     =========

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2003 were:


                     2004              $   321
                     2005                  199
                     2006                  121
                     2007                    -
                     2008                    -
                     Thereafter              -
                                       -------
                                           641
                                       =======



9.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                         December 31,
                                                       2003      2002
                                                       ----      ----
   Deferred tax assets:
     Net operating loss carryforwards                $   687   $  1,352
     Reserves on current assets                          461        407
     Inventory capitalization                            218        109
     Warranty reserve                                    282        220
     Other accrued expenses                              797         49
                                                     -------   --------
                                                       2,445      2,137
                                                     -------   --------
  Deferred tax liability:
    Advance license fee                                  458        517
    Unrealized gain on foreign currency                  854        942
    Depreciation and amortization                      1,118        219
    Foreign taxes on unremitted earnings               1,772        582
                                                     -------   --------
                                                       4,202      2,260
                                                     -------   --------
 Net deferred tax liability                          $(1,757)  $   (123)
                                                     =======   ========



Significant components of the provision (benefit) for income taxes are as follows:

                                                    Year ended December 31,
                                                  2003       2002        2001
                                                  ----       ----        ----
                    Current:
                         Federal               $  3,196  $       -   $  (5,142)
                         Foreign                    920        693         354
                         State                    1,410        182          32
                                               --------  ---------   ---------
                    Total current                 5,526        875      (4,756)
                    Deferred:
                         Federal                    511       (413)       (293)
                         State                      (68)       (17)        274
                         Foreign                  1,191        582           -
                                               --------  ---------   ---------
                    Total deferred                1,634        152         (19)
                                               --------  ---------   ---------

        Provision (benefit) for income taxes   $  7,160  $   1,027   $  (4,775)
                                               ========  =========   =========

The effective income tax rate of 34.0%, 38.0% and 38.0% for the years ended December 31, 2003, 2002, and 2001, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes and state and foreign taxes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:

                                                          December 31,
                                                   2003      2002       2001
                                                   ----      ----       ----

     Statutory federal tax provision (benefit) $ 7,154 $ 919 $ (4,268) State income taxes, net of
       federal income tax benefit                    886        66        (443)
     Foreign income tax benefit                     (252)      (33)       (193)
     Gain on extinguishment of debt                 (748)        -           -
     Other                                           120        75         129
                                               ---------  --------   ---------
     Provision (benefit) for income taxes      $   7,160  $  1,027   $  (4,775)
                                               =========  ========   ==========


The Company has state net operating loss carryforwards of $16,671 and they generally begin to expire in 2010.

The Company's earnings in China are not subject to local income taxes in the years 2002 through 2006. In addition, the Company will pay income taxes at 50% of the local statutory rate for the years 2007 through 2011. The Company has provided deferred income taxes on $3.5 million of income in China at U.S. statutory rates as it is the Company's intention to repatriate such earnings.

The Company's cumulative undistributed earnings of foreign subsidiaries that are expected to be reinvested indefinitely, for which no incremental U.S. income or foreign withholding taxes have been recorded, approximated $5,618 at December 31, 2003.

10.      Related Party Transactions

The Company's principal shareholder, Chairman, and CEO, C. Harry Knowles and his spouse, Janet H. Knowles, the Company's Vice President, Administration, Secretary, Treasurer and a director, owned and leased to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $1,209, $526, and $869, for the years ended December 31, 2003, 2002, and 2001, respectively. Under the terms of the Amended Credit Agreement, no rental payments were paid to Mr. and Mrs. Knowles during the term of the Amended Credit Agreement. The unpaid, accrued portion of the rental payments were repaid to Mr. and Mrs. Knowles during 2003 after the Amendment to the Amended Credit Agreement was executed. The lease for the real estate was replaced in January 2003 with a new lease which was due to expire in December 2012. In December 2003, the Company purchased the real estate from Mr. & Mrs. Knowles for approximately $4.79 million, which was less than the fair market values contained in two independent appraisals.

Other current assets at December 31, 2002 included a loan receivable from Janet
H. Knowles, a director and officer of the Company, who borrowed $75 from the Company under a promissory note to be repaid upon the termination of the Amended Credit Agreement. The Company made the loan to Mrs. Knowles in December 2001 as a result of her pledge of cash collateral to the banks in her capacity as guarantor for Company borrowings under its Credit Facility. This loan was paid in full in February 2003.

The accounting firm in which Stanton L. Meltzer, a director and shareholder of the Company, is a principal, charged fees of approximately $50, $105, and $73 for tax consulting services performed for the Company during the years ended December 31, 2003, 2002, and 2001, respectively.

The investment banking company of Janney Montgomery Scott LLC ("JMS") in which William Rulon-Miller, a director, serves as Senior Vice President and Co-Director of Investment Banking charged fees totaling approximately $175 in 2003, $50 in 2002 and $200 in 2001 in connection with assisting the Company with its plans to refinance its bank debt and restructure its overall debt position along with the acquisition of AOA.

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

Future minimum lease payments required under the lease agreements as of December 31, 2003 are $2,532 in 2004, $1,972 in 2005, $1,778 in 2006, $1,687 in 2007,
$1,632 in 2008 and $1,341 thereafter. Rental expenses paid to third parties for 2003, 2002, and 2001 were approximately $3,402, $2,022, and $2,318, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Symbol Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty payments under the Symbol Agreement amounted to $1,869, $1,945, and $4,346 in 2003, 2002, and 2001, respectively. The Company received royalty income from Symbol under the agreement of $1,157, $1,006, and $875 in 2003, 2002 and 2001, respectively. The parties are currently in litigation with respect to the Symbol Agreement. For further discussions on the litigation, see Item C below in "Other Legal Matters."

Other Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

The Company is currently involved in matters of litigation arising in the normal course of business including matters described below. Management is of the opinion that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Further, management is of the opinion that there are no other legal claims against the Company which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On July 21, 1999 the Company and six other leading members (Accu-Sort Systems, Inc., Intermec Technologies Corporation, a wholly-owned subsidiary of UNOVA, Inc., PSC Inc., Psion Teklogix Corporation, Symbol Technologies, Inc., and Zebra Technologies Corporation) of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated a litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the District Court in Las Vegas, Nevada. In the litigation, the Auto ID companies sought, among other remedies, a declaration that certain patents, which have been asserted by the Lemelson Partnership against end users of bar code equipment, are invalid, unenforceable and not infringed.

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. On February 12, 2003, the Lemelson Partnership filed motions to alter or amend the Court's judgment and requesting additional findings of fact to support the findings of law in the court's decision. The Auto ID companies will vigorously oppose these motions.

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

On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy was pending. The stay was lifted on July 18, 2003, and the Court issued a ruling on the Markman hearing on August 26, 2003 entering a decision and order providing an interpretation of the claims in suit. No date has been set for trial.

C. Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) Metrologic's allegedly infringing products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, we withdrew our Demand for Arbitration, and the parties have now briefed the threshold issue of arbitrability in this matter on Symbol's remaining counterclaims.

D. Metrologic v. Symbol Technologies, Inc.

On June 18, 2003, the Company filed suit against Symbol Technologies, Inc. in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the 1996 Cross License Agreement between the parties (the "Cross License Agreement"). Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Cross License Agreement. This matter is in the early stages of discovery.

12.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the Chief Executive Officer and are equal to a percentage of each participant's compensation. No contributions were made to the Plan for the three years ended December 31, 2003.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan as amended, contributions to which are partially matched by the Company. In January 2001, the Company amended its Deferred Compensation Retirement 401(k) Plan to increase the Company's matching contribution to a rate of 60% on the first six percent of employee's earnings. Contribution expenses were $347, $402 and $462 in 2003, 2002, and 2001, respectively.

13.      Financial Reporting for Business Segments and Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2003, 2002 or 2001.

The Company manages its business on a business segment basis dividing the business into two major segments: Industrial Scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. Sales were attributed to business segments in the following table. The amounts for 2002 and 2001 have been restated to conform to the current year presentation.

                                             2003        2002        2001
                                             ----        ----        ----
Business segment net sales:
     POS/OEM                             $ 112,817      87,929      84,041
     Industrial/Optical                     25,194      27,877      27,970
                                         ---------     -------     -------
     Total                                 138,011     115,806     112,011
                                         ---------     -------     -------

Business segment gross profit:
     POS/OEM                             $  49,954      31,964      18,556
     Industrial/Optical                      8,403       9,457       9,928
                                         ---------     -------     -------
     Total                                  58,357      41,421      28,484
                                         ---------     -------     -------

Business segment operating income (loss):
     POS/OEM                             $  17,786       2,726     (12,457)
     Industrial/Optical                      2,358       2,893       3,501
                                         ---------     -------     -------
     Total                                  20,144       5,619      (8,956)
                                         ---------     -------     -------

Total other income (expenses)            $     897      (2,917)     (3,596)
                                         ---------     -------     -------
Income (loss) before income taxes        $  21,041       2,702     (12,552)
                                         ---------     -------     -------

Business segment total assets:
     POS/OEM                             $ 116,631      53,219      61,837
     Industrial/Optical                     23,269      21,360      23,936
                                         ---------     -------     -------
     Total                                 139,900      74,252      85,773
                                         ---------     -------     -------


Geographical Information

Geographic results are prepared on a "country of destination" basis, meaning that net sales are included in the geographic area where the customer is located. Assets are included in the geographic area in which the selling entities are located.

The following table details the geographic distribution of the Company's sales and long-lived assets.

                     2003                 2002                2001
              ------------------  -------------------  ------------------
                        Long-Lived          Long-Lived           Long-Lived
                Sales    Assets(a) Sales     Assets(a)   Sales    Assets(a)
              --------  --------  --------   --------  --------  --------
United States   58,149    32,260    55,179     28,102    49,467    29,598
Europe          57,474     7,128    43,057      4,935    46,377     4,312
Other Export    22,388     1,700    17,570      1,088    16,167     1,073
              --------  --------  --------   --------  --------  --------
              $138,011  $ 41,088  $115,806   $ 34,125  $112,011  $ 34,983

(a) Represents property, plant and equipment, net, and goodwill and other intangible assets, net.


14.      Incentive Plan

The Company's Board of Directors has granted incentive and non-qualified stock options and restricted stock pursuant to the Company's Incentive Plan to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the Incentive Plan is 4,800,000 after giving effect to the 2003 stock splits. Shares canceled for any reason without having been exercised shall again be available for issuance under the Incentive Plan. An aggregate of 1,006,000 shares were available for grant under the Incentive Plan at December 31, 2003. Options granted under the Incentive Plan become exercisable over periods ranging from one to seven years. Each option shall expire four to ten years after becoming exercisable.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.9% in 2002 and 6.2% in 2001; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 90% and 60% for 2002 and 2001, respectively, and a weighted-average expected life of the option of 5 years. No options were granted during 2003.

A summary of the Company's stock option activity, and related information for the years ended December 31, 2001, 2002, and 2003 follows:


                                                Options     Weighted-Average
                                             (in thousands)  Exercise Price

          Outstanding - January 1, 2001          2,457         $    3.94
          Granted                                  543              2.82
          Exercised                                  -                 -
          Canceled                                (348)             3.78
                                                ------

          Outstanding - December 31, 2001        2,652         $    3.73
          Granted                                1,035              1.48
          Exercised                                  -                 -
          Canceled                                (411)             3.81
                                                ------

          Outstanding, December 31, 2002         3,276         $    3.01
          Granted                                    -                 -
          Exercised                               (933)             3.60
          Canceled                                 (22)             3.40
                                                ------
          Outstanding, December 31, 2003         2,321         $    2.78
                                                ======

          Exercisable at December 31, 2003       1,237
                                                ======
          Weighted-average fair value of
            options granted during 2003        $     -
                                               =======


Approximately 3,522,000 shares of common stock have been reserved for future issuance, consisting of 2,321,000 shares for outstanding options under the Company's Incentive Plan, 1,006,000 shares available for grant under the Company's Incentive Plan and 195,000 shares for warrants issued to Mr. and Mrs. Knowles in connection with the subordinated note payable.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2003:


                          Options Outstanding           Options Exercisable
                  ----------------------------------- -----------------------
                               Weighted
                                Average     Weighted                Weighted
                               Remaining    Average                 Average
Range of Exercise             Contractual   Exercise                Exercise
prices per share     Shares      Life        Price       Shares      Price
-----------------------------------------------------------------------------
$1.48 - $1.48       864,067      8.69     $     1.48    220,267    $     1.48
$2.41 - $3.07       483,900      7.05     $     2.80     51,000    $     2.80
$3.44 - $3.80       472,979      5.70     $     3.45    472,979    $     3.45
$4.27 - $4.86       478,214      4.24     $     4.36    478,214    $     4.36
$5.00 - $5.21        21,866      5.69     $     5.07     14,666    $     5.10

                  ---------   -------     ----------  ---------    ----------
$1.48 - $5.21     2,321,026      6.80     $     2.78  1,237,126    $     3.44



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

16.       Acquisitions

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed 3 promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. The promissory notes are payable on February 4, 2004, February 4, 2005 and February 4, 2006, respectively.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into a purchasing agreement to purchase the remaining 49% interest in MEI for a purchase price of 5.9 million euros. Payments will be made in twelve quarterly installments over three years commencing August 5, 2003 and maturing April 3, 2006. As of December 31, 2003 we had purchased 9.90% of MEI for approximately 1.2 million euros.

Metrologic Eria France ("MEF")

On July 18, 2000, the Company paid cash of $2,873 and assumed liabilities of $2,207 for a 51% interest in MEF.

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

Supplementary Data

The following tables present unaudited quarterly operating results for the Company for each quarter of 2003 and 2002. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

              Quarterly Consolidated Operating Results (Unaudited)
                 (in thousands except share and per share data)


                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2003       2003        2003        2003
                                 ---------  ---------   ---------   ---------
Sales                            $  31,871  $  31,851   $  32,587   $  41,702
Cost of sales                       19,105     18,444      18,803      23,302
                                 ---------  ---------   ---------   ---------
Gross profit                        12,766     13,407      13,784      18,400

Selling, general and
  administrative expenses            7,380      7,841       7,507       8,650
Research and development
  expenses                           1,761      1,763       1,686       1,554
Severance costs                         27          4          40           -
                                 ---------  ---------   ---------   ---------
Operating income                     3,598      3,799       4,551       8,196

Other income (expenses)
   Interest income                       5          8          13          97
   Interest expense                   (464)      (280)       (348)       (322)
   Foreign currency
     transaction gain                   25        130         184         466
   Gain on extinguishment
     of debt                         2,200          -           -           -
   Other, net                         (580)      (129)       (114)          6
                                 ---------  ---------   ---------   ---------
   Total other income (expenses)     1,186       (271)       (265)        247
                                 ---------  ---------   ---------   ---------
Income before provision
  for income taxes                   4,784      3,528       4,286       8,443

Provision for
  income taxes                         982      1,341)      1,630       3,207
                                 ---------  ---------   ---------   ---------
Net income                       $   3,802  $   2,187)  $   2,656   $   5,236
                                 =========  =========   =========   =========
Basic earnings
  per share

   Weighted average
   shares outstanding           16,417,665 16,579,772   16,995,066 20,390,309
                                 =========  =========    =========  =========
   Basic earnings
     per share                   $    0.23  $    0.13    $    0.16  $    0.26
                                 =========  =========    =========  =========
Diluted earnings
  per share

   Weighted average
     shares outstanding         16,417,665 16,579,772   16,995,066 20,390,309
   Net effect of dilutive
     securities                     65,690  1,975,568    2,129,804  2,218,198
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share         17,063,355 18,555,340   19,124,870 22,608,507
                                 =========  =========    =========  =========
   Diluted earnings per
     share                       $    0.22  $    0.12    $    0.14  $    0.23
                                 =========  =========    =========  =========

Supplementary Data (Con't)

              Quarterly Consolidated Operating Results (Unaudited)
                 (In thousands except share and per share data)


                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2002       2002        2002        2002
                                 ---------  ---------   ---------   ---------
Sales                            $  27,278  $  29,163   $  27,735   $  31,630
Cost of sales                       17,556     19,352      17,101      20,376
                                 ---------  ---------   ---------   ---------
Gross profit                         9,722      9,811      10,634      11,254

Selling, general and
  administrative expenses            7,029      7,726       7,048       6,468
Research and development
  expenses                           1,713      1,820       1,754       1,642
Severance costs                        276         75         251           -
                                 ---------  ---------   ---------   ---------
Operating income                       704        190       1,581       3,144

Other income (expenses)
   Interest income                      23         32          15          15
   Interest expense                   (696)      (871)       (668)       (589)
   Foreign currency
     transaction
     (loss) gain                        (5)       229        (530)        174
   Other, net                           10        (24)         34         (66)
                                 ---------  ---------   ---------   ---------
   Total other expenses               (668)      (634)     (1,149)       (466)
                                 ---------  ---------   ---------   ---------
Income (loss) before provision
  for income taxes                      36       (444)        432       2,678

Provision (benefit) for
  income taxes                          14       (169)        164       1,018
                                 ---------  ---------   ---------   ---------
Net income (loss)                $      22  $    (275)  $     268   $   1,660
                                 =========  =========   =========   =========
Basic earnings (loss)
  per share

   Weighted average
   shares outstanding           16,390,293 16,396,815   16,402,737 16,410,117
                                 =========  =========    =========  =========
   Basic earnings (loss)
     per share                   $       -  $   (0.02)   $    0.02  $    0.10
                                 =========  =========    =========  =========
Diluted earnings (loss)
  per share

   Weighted average
     shares outstanding         16,390,293 16,396,815   16,402,737 16,410,117
   Net effect of dilutive
     securities                          -          -        7,572    274,233
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share         16,390,293 16,396,815   16,410,309 16,684,350
                                 =========  =========    =========  =========
   Diluted earnings (loss) per
     share                       $       -  $   (0.02)   $    0.02  $    0.10
                                 =========  =========    =========  =========

Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2003, 2002, and 2001
                        (All dollar amounts in thousands)

                                                2003     2002     2001
                                               ------   ------   ------

Allowance for possible losses on accounts and
  notes receivable:
     Balance at beginning of year              $  341   $  422   $  655
     Additions charged to expense                 123       39    1,042
     Write-offs                                   (64)    (147)  (1,268)
     Currency translation and other                85       27       (7)
                                               ------   ------   ------

Balance at end of year                         $  485   $  341   $  422
                                               ======   ======   ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No change of accountants and/or disagreement on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

Item 9A.        Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with participation of the Company's management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rules 13a-15 and 15d-15. Based upon this evaluation, the Company's management, including the chief executive officer and the chief financial officer, concluded that our disclosure controls and procedures are effective as of December 31, 2003.

During the fiscal quarter ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Item 14, Principal Accountant Fees and Services, is incorporated herein by reference to the Registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 2003.



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

                                The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

                                Report of Ernst & Young LLP, Independent
                                Auditors.

                                Consolidated Balance Sheets at December 31,
                                2003 and 2002

                                Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003, 2002 and 2001

                                Consolidated Statements of Stockholders'
                                Equity for each of the three years in the
                                period ended December 31, 2003, 2002 and
                                2001

                                Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003, 2002 and 2001

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

                                3.3 Certificate of Amendment to the
                                Certificate of Incorporation of Metrologic
                                Instruments, Inc. dated October 20, 2003 effecting the two for one stock split (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form
                                10-Q for the quarter ended September 30, 2003).

                                3.4 Certificate of Amendment to the Certificate of Incorporation of Metrologic Instruments, Inc. dated June 6, 2003 effecting the three for two stock split.

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

                                10.4 Indemnification Agreement between
                                Metrologic Instruments, Inc. and C. Harry
                                Knowles and Janet H. Knowles (incorporated by reference to Exhibit 10.9 to the Registrant's Registration statement on Form S-1 (Reg. No. 33-78358)).

                                10.5 Agreement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

                                10.6 First Amendment to Metrologic Instruments, Inc. 1994 Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                                10.7 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

                                10.8 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

                                10.9 Employment Agreement dated January 8,
                                2001 between Metrologic Instruments, Inc.
                                and Thomas E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

                                10.10 Employment Agreement dated as of May
                                13, 2002 between Metrologic Instruments,
                                Inc. and Janet H. Knowles (incorporated
                                herein as exhibit 10.24 to the Company's
                                Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

                                10.11 Registration Rights Agreement dated
                                January 31, 2003 between Metrologic Instruments, Inc. and C. Harry Knowles and Janet Knowles (incorporated herein as exhibit 99.5 to the Company's Form 8-K for the period ending
                                January 31, 2003).

                                10.12 Amended Common Stock Purchase Warrant dated February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc.
                                common stock to C. Harry Knowles and Janet
                                Knowles (incorporated herein as exhibit
                                10.31 to the Company's Form 10-K for the year ending December 31, 2002).

                                10.13 Agreement of Sale dated December 22, 2003 between Metrologic Instruments, Inc. and C. Harry and Janet H. Knowles.

                                14    Code of Ethics approved by the Board of
                                Directors of the Registrant at a meeting held on December 11, 2003.

                                21    Subsidiaries of the Registrant

                                23.1  Consent of Ernst & Young LLP

                                31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                 (b)    Reports on Form 8-K

                        The following reports were filed during the fourth quarter of 2003 for the purposes of furnishing the following financial information:

                        Date of Report      Item No.    Item Reported

                        October 24, 2003     12         Corrected 3rd Quarter
                                                        Financial Results
                        October 23, 2003     12         Press Release for 3rd
                                                        Quarter Earnings
                        October 2, 2003      12         Press Release for
                                                        Exceeding 3rd Quarter
                                                        Projections

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        METROLOGIC INSTRUMENTS, INC.

                                        By:/s/ C. Harry Knowles
                                        -----------------------------
                                        C. Harry Knowles
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        Dated:  March  16, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/C. Harry Knowles                 Chairman of the Board and    March 16, 2004
--------------------------          Chief Executive Officer
     C. Harry Knowles               (Principal Executive Officer)


/s/Kevin Bratton                    Chief Financial Officer      March 16, 2004
--------------------------          (Principal Financial Officer and
     Kevin Bratton                  Principal Accounting Officer)


/s/Richard Close                    Director                     March 16, 2004
--------------------------
     Richard Close


/s/Janet H. Knowles                 Director, Vice President,    March 16, 2004
--------------------------          Administration Secretary,
     Janet H. Knowles               and Treasurer


/s/John H. Mathias                  Director                     March 16, 2004
--------------------------
     John H. Mathias


/s/Stanton L. Meltzer               Director                     March 16, 2004
--------------------------
     Stanton L. Meltzer


/s/Hsu Jau Nan                      Director                     March 16, 2004
--------------------------
     Hsu Jau Nan


/s/William Rulon-Miller             Director                    March  16, 2004
--------------------------
     William Rulon-Miller

                                 Exhibit Index

Exhibit
Number  Item                                                             Page
------  --------------------------------------------------------------   -----

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

3.3 Certificate of Amendment to the Certificate of Incorporation of Metrologic Instruments, Inc. dated October 20, 2003 effecting the two for one stock split (incorporated by reference to Exhibit
        3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4     Certificate of Amendment to the Certificate of Incorporation of     41
        Metrologic Instruments, Inc. dated June 6, 2003 effecting the three for two stock split.

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

10.4 Indemnification Agreement between Metrologic Instruments, Inc. and C. Harry Knowles and Janet H. Knowles (incorporated by reference to Exhibit 10.9 to the Registrant's Registration statement on Form S-1 (Reg. No. 33-78358)).

10.5 Agreement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

10.6    First Amendment to Metrologic  Instruments,  Inc. 1994
        Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.7 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc.
        and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

10.8 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.9 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and Thomas E. Mills IV (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.10 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H. Knowles
        (incorporated herein as exhibit 10.24 to the Company's
        Annual Report on Form 10-K/A3 for the period ended
        December 31, 2001).

10.11 Registration Rights Agreement dated January 31, 2003 between Metrologic Instruments, Inc. and C. Harry Knowles and Janet Knowles (incorporated herein as exhibit 99.5 to the Company's Form 8-K for the period ending January 31, 2003).

10.12 Amended Common Stock Purchase Warrant dated February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc. common stock to C. Harry Knowles and Janet Knowles
        (incorporated herein as exhibit 10.31 to the Company's
        Form 10-K for the year ending December 31, 2002).

10.13   Agreement of Sale dated December 22, 2003 between Metrologic
        Instruments, Inc. and C. Harry and Janet H. Knowles.                42

14      Code of Ethics  approved by the Board of  Directors  of the
        Registrant at a meeting held on December 11, 2003.                  59

21      Subsidiaries of the Registrant                                      62

23.1    Consent of Ernst & Young LLP                                        63

31.1    Certification  by Chief Executive  Officer  pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002.                              64

31.2    Certification  by Chief Financial  Officer  pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002.                              65

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        executed by the Chief  Executive Officer of the Company.            66

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        executed by the Chief  Financial Officer of the Company.            67

Exhibit 3.4


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

                                       OF

                          METROLOGIC INSTRUMENTS, INC.

         Pursuant to the provisions of Section 14A:7-15.1, Corporations, General, of the New Jersey Statutes, the undersigned corporation executes the following Certificate of Amendment to its Certificate of
         Incorporation:



        1. The name of the Corporation is: Metrologic Instruments, Inc.

        2. The following amendment (the "Amendment") to the Certificate of Incorporation was approved by the directors of the corporation on the 6th day of June, 2003:


                  RESOLVED, that Article FOURTH, paragraph (a) of the Corporation's Certificate of Incorporation be amended to read as follows:

                  "(a) 15,000,000 shares of Common Stock with a par value of $.01 per share; and"



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

         4. All shares of the Corporation's Common Stock issued and outstanding on the date (the "Effective Date") this Amendment is filed with the New Jersey Department of State and all shares of Common Stock reserved for issuance but unissued pursuant to any Corporation stock option plan, other employee benefit plan or security convertible into Common Stock on the Effective Date shall be entitled to the dividend (collectively, the "Shares"). The Corporation shall issue one and one-half shares of Common Stock for each such Share.

         5. The dividend shall be payable on July 3, 2003.

                                                 METROLOGIC INSTRUMENTS, INC.

                                             By: /s/ C. H. Knowles
                                                 ----------------------------
                                             Name:  C. Harry Knowles
                                             Title: Chief Executive Officer

Dated this 23rd day of June, 2003

May be executed by the Chairman of the Board, or the President, or a Vice President of the Corporation.

Exhibit 10.13


                                AGREEMENT OF SALE





                      C. HARRY KNOWLES and JANET H. KNOWLES



                                       AND



                          METROLOGIC INSTRUMENTS, INC.

                                Table of Contents

1.       Sale and Purchase of Property.......................................1
         -----------------------------
2.       Purchase Price......................................................2
         --------------
3.       Quality of Title....................................................2
         ----------------
4.       Representations, Covenants and Warranties of Seller and Buyer.......4
         -------------------------------------------------------------
5.       Assessments; Violations.............................................8
         -----------------------
6.       Risk of Loss........................................................9
         ------------
7.       Condemnation........................................................9
         ------------
8.       As-Is Purchase; Condition of Property..............................10
         -------------------------------------
9.       Escrow.............................................................11
         ------
10.      Conditions to Obligations..........................................12
         -------------------------
11.      Closing............................................................13
         -------
12.      Provisions with Respect to Closing.................................14
         ----------------------------------
13.      Brokerage..........................................................16
         ---------
14.      Operations Prior to Closing........................................17
         ---------------------------
15.      Default............................................................18
         -------
16.      Time of Essence....................................................18
         ---------------
17.      Waiver of Conditions...............................................19
         --------------------
18.      Further Assurances.................................................19
         ------------------
19.      Integration-Merger.................................................19
         ------------------
20.      No Recording.......................................................19
         ------------
21.      Notice.............................................................19
         ------
22.      Miscellaneous......................................................20
         -------------
23.      Severability of Provisions.........................................22
         --------------------------
24.      Rules of Interpretation............................................22
         -----------------------


Exhibit A:      Legal Description of Real Property
Exhibit B:      Exclusions from Personal Property
Exhibit C:      Bill of Sale
Exhibit D:      Lease Termination Agreement

                                AGREEMENT OF SALE


         THIS AGREEMENT OF SALE ("Agreement") is made as of the 22 day of December, 2003 (the "Execution Date"), by and among C. HARRY KNOWLES and JANET
H. KNOWLES, husband and wife (collectively, "Seller"), and METROLOGIC INSTRUMENTS, INC., a New Jersey corporation ("Buyer").


                                   WITNESSETH:

         INTENDING TO BE legally bound hereby, Seller and Buyer agree as follows:

1. Sale and Purchase of Property.

                  Seller agrees to sell and convey to Buyer, and Buyer agrees to purchase from Seller, subject to the terms of this Agreement, those certain improved parcels of land known as 90 Coles Road, consisting of approximately
9.48 acres, identified as Block 11001 Lots 49 and 50 on the Tax Map of Gloucester Township, located in Gloucester Township, Camden County, New Jersey, as more fully described by legal description(s) attached hereto as Exhibit "A" and incorporated herein by reference (the "Land"), together with the following:

        (a) all buildings and other improvements presently erected on the Land (the "Improvements");

        (b) all rights, privileges, grants and easements appurtenant to the Land; all of Seller's right, title and interest in and to all land lying in the bed of any public street, road or alley adjoining the Land; and all mineral and water rights, and all easements, licenses, covenants and rights-of-way and other appurtenances used in connection with the beneficial use and enjoyment of the Land (the Land, the Improvements and all such rights, privileges, easements, grants and appurtenances being sometimes referred to herein as the "Real Property");

        (c) all personal property, equipment and fixtures owned by Seller and located on or at the Real Property, or used exclusively in connection with the Real Property, except for those items of personal property set forth on Exhibit "B" attached hereto and made a part hereof (the "Personal Property");

        (d) all of Seller's right, title and interest, if any, in all (i) permits, licenses, guaranties, approvals, certificates and warranties heretofore obtained by Seller relating to the Real Property and/or the Personal Property (collectively, the "Permits and Licenses"), and (ii) the Service Contracts (as hereinafter defined) (the Permits and Licenses and the Service Contracts being sometimes referred to herein as the "Intangible Property");

        (e) all of Seller's right, title and interest in all books, records, keys, plans, specifications, reports, tests and other materials of any kind owned by or in the possession of Seller which are or may be used by Seller in connection with its ownership of the Real Property and/or the Personal Property, subject in all cases to any copyrights and other proprietary rights therein of third parties. The items described in this subparagraph (e) are hereinafter referred to collectively as the "Books and Records"; and

        (f) all other rights, privileges and appurtenances owned by Seller, if any, and in any way related to the rights and interests described above in this Paragraph.

                  The Real Property, the Personal Property, the Intangible Property, the Books and Records and the other property interests being conveyed hereunder are hereinafter collectively referred to as the "Property".

2. Purchase Price.

                  The total purchase price (the "Purchase Price") for the Property is FOUR MILLION SEVEN HUNDRED FIFTY THOUSAND AND 00/100 DOLLARS ($4,750,000.00), and shall be payable as follows:

        (a) The sum of FIFTY THOUSAND AND 00/100 DOLLARS ($50,000.00) (the "Deposit") shall be paid to the Escrow Agent (as hereinafter defined) by wire transfer of immediately collectible funds or the delivery of Buyer's good check on the Execution Date, to be held pursuant to Paragraph 9; and

        (b) The balance of the Purchase Price, subject to adjustment as provided herein, shall be paid at Closing (as hereinafter defined) by wire transfer of immediately collectible funds.

3. Quality of Title.

        (a) Title to the Real Property (including Buyer's rights to use any easements appurtenant to the Real Property) at the Closing shall be conveyed in fee simple and shall be (i) good and marketable and free and clear of all liens, encumbrances, restrictions, easements, leases and other exceptions or objections to title, except for the Permitted Exceptions (as hereinafter defined), and (ii) insurable as aforesaid in the full amount of the Purchase Price by Commonwealth Land Title Insurance Company (the "Title Company") at regular standard rates (the "Title Policy").

        (b) Promptly after the Execution Date, Buyer shall, at its expense, obtain from the Title Company a commitment for title insurance in the amount of the Purchase Price (the "Commitment"). Promptly upon receipt, Buyer shall furnish to Seller a copy of the Commitment. No later than thirty (30) days after Buyer's receipt of the Commitment, Buyer shall give written notice to Seller of any matters affecting title to the Property and disclosed in the Commitment which are disapproved by Buyer and not otherwise expressly permitted as exceptions to title under the terms of this Agreement. The failure of Buyer to deliver any such written notice of disapproval within the aforesaid period shall be deemed to constitute Buyer's approval of the condition of title of the Property as shown in the Commitment, excepting Liquidated Liens (as hereinafter defined), which Liquidated Liens Seller shall be responsible to pay and satisfy (or otherwise obtain the discharge and release of the Property therefrom) at Closing (subject to any adjustments of any such items, such as real estate taxes and water and sewer rents, expressly provided for hereunder).

        (c) If Buyer disapproves of any matter or matters shown in the Commitment by delivering timely written notice of such disapproval to Seller, as provided above, and if Seller notifies Buyer within five (5) business days after receipt of Buyer's written notice of disapproval that Seller is unwilling or unable by the exercise of its reasonable efforts to eliminate such matter or matters, or if Seller fails to notify Buyer within the aforesaid period (in which case Seller shall be deemed not to agree to eliminate such matter or matters), Buyer may elect as Buyer's sole remedy, by written notice to Seller delivered within five (5) business days after Buyer's receipt of written notice from Seller of Seller's unwillingness or inability to eliminate such matter(s) (or if no such notice is delivered to Buyer, within five (5) business days after the expiration of the aforesaid five (5) business day period during which Seller may have provided such notice), but not later than the final date for Closing hereunder, either:

                (i) to waive such disapproval and to accept title to the Real Property subject to such uncured title matters (without abatement of the Purchase Price, but subject to Seller's obligation, nevertheless, to eliminate Liquidated Liens, as hereinafter defined); or

                (ii) to terminate this Agreement, in which event the Deposit shall be immediately returned to Buyer by Escrow Agent, with any interest earned thereon, whereupon this Agreement shall be null and void and the parties hereto shall have no further rights, duties, obligations or liabilities hereunder; provided, that the provisions of Paragraph 15(b) shall apply if such failure to convey title arose from the willful default of Seller occurring after the Execution Date.

                  "Liquidated Liens" means all unpaid mortgages, judgments, mechanic's liens and claims (filed or unfiled), whether or not any of the same shall be contested, and comparable liens, claims, encumbrances and other defects of title of a nature susceptible of satisfaction, discharge, release or removal at or prior to Closing by the payment of an ascertainable and liquidated sum of money or by the posting of a judicial bond for an ascertainable and liquidated sum of money, and otherwise without any judicial or quasi-judicial proceedings on the part of Seller, and all of Seller's share of real estate taxes, assessments and utility charges as otherwise allocated to, and to be borne by, Seller pursuant to the terms of this Agreement; provided, however, that Buyer is obligated to pay all real estate taxes pursuant to the terms of the Lease.

                  All title matters disclosed by the Commitment and either approved or deemed to be approved by Buyer pursuant to this Paragraph 3, together with the Lease (as hereinafter defined), public and private rights and easements within adjoining public streets and public rights of way, utility easements for service to the Real Property (provided that such utility easements do not materially interfere with Buyer's intended use of the Real Property), and standard printed "Exclusions from Coverage" under Buyer's policy of title insurance, and also including any exception shown on the survey of the Real Property dated February 19, 2001, prepared by Lord Anderson, Worrell and Barnett, Inc., shall be "Permitted Exceptions" for purposes of this Agreement.

        (d) Title to the Personal Property at Closing shall be good and free and clear of all liens, security interests and other encumbrances excepting the Permitted Exceptions.

        (e) If the Deed (as hereinafter defined) is required to contain a notification of any environmental condition of the Real Property under any statute or governmental regulation, such requirement shall be a condition of title to which Buyer may disapprove pursuant to Paragraph 3(b).

4. Representations, Covenants and Warranties of Seller and Buyer.

        (a) Seller represents, covenants and warrants as of the date hereof (and, as a condition to Buyer's obligation to complete Closing, Seller shall reaffirm the following in writing at and as of the date of Closing), and all such representations, covenants and warranties contained in this Paragraph 4 and elsewhere in this Agreement shall survive the Closing unless otherwise expressly provided in this Agreement, and those surviving Closing shall survive, unless expressly provided elsewhere in this Agreement, for a period of six (6) months as follows:

                (i) Seller has fee simple title to the Real Property. This representation shall merge into the Deed at Closing and shall not survive Closing.

                (ii) No material legal action or proceeding is pending against Seller that would impair Seller's ability to perform its obligations under this Agreement or adversely affect the Property, nor has Seller received any written notice threatening such litigation or proceeding, and, to the best of Seller's knowledge, there is no other litigation or proceeding pending involving the Property.

                (iii) Seller has the full right to enter into and perform its obligations under this Agreement and to sell and convey the Property to Buyer as herein provided. The joinder of no person or entity other than Seller will be necessary to convey, on the terms set forth herein, the Property fully and completely to Buyer at Closing. The representation contained in the immediately-preceding sentence of this subparagraph shall merge into the Deed at Closing and shall not survive Closing.

                (iv) This Agreement, when executed by Seller, shall constitute a valid, legal and binding obligation of Seller, enforceable against Seller in accordance with its terms.

                (v) There are now no leases, lettings, tenancies, licenses or other rights of occupancy affecting any part of the Property except that certain Lease Agreement by and between Seller, as landlord, and Buyer, as tenant, dated January 1, 2003 (the "Lease"), which shall be terminated at Closing.

                (vi) Except as may be pledged pursuant to any existing mortgage covering the Property, which pledge shall be terminated on or before the Closing Date, neither the Lease nor any of the rents or other amounts payable thereunder have been assigned, pledged or encumbered. All brokerage, leasing and other commissions and fees payable in connection with the Lease have been or will be by Closing fully paid.

                (vii) There are now no contracts for the supply of goods or services of any kind to or for the Real Property or any part thereof (the "Service Contracts") that are in the name of Seller and Seller is not a party to, has not entered in to, and has no rights or obligations under any Service Contract.

                (viii) The consummation of the transaction contemplated by this Agreement including, but not limited to, the termination of the Lease, shall not result in any breach of the provisions of or constitute a default under any agreement, mortgage, contract or other instrument to which Seller is a party or by which Seller may be bound.

                (ix) Seller has no written notice that it has not already provided to Buyer of (A) any Environmental Claim (as hereinafter defined) that has been asserted or overtly threatened against or with respect to the Real Property; (B) any above-ground storage tanks or Underground Storage Tanks (as hereinafter defined) that are now, or have been in the past, located in or under the Real Property, whether or not the same have been registered; (C) Hazardous Materials (as hereinafter defined) having been discharged, located, stored, generated, produced, processed, treated or disposed of in, on or under the Real Property in any quantities, concentrations or manner of use that violates any presently applicable Environmental Laws (as hereinafter defined) and would now or hereafter (under existing Environmental Laws as presently applied) require remediation under Environmental Laws; (D) the presence on the Real Property of any asbestos or asbestos containing material in any friable state or otherwise in violation of Environmental Laws; and/or (E) the presence on the Real Property of any transformers or capacitators containing polychlorinated biphenyls ("PCBs"), and which are not in compliance with all Environmental Laws.

                  The term "Hazardous Materials" shall mean any substance, material, waste, gas or particulate matter which is regulated by any governmental authority, the State of New Jersey, or the United States Government, including any material or substance which is: (i) defined as a "hazardous waste", "hazardous material", "hazardous substance", "extremely hazardous waste", or "restricted hazardous waste" or words of similar import under any provision of any applicable Environmental Law; (ii) petroleum or petroleum products; (iii) asbestos; (iv) polychlorinated biphenyl; (v) radioactive material; (vi) radon gas; (vii) designated as a "hazardous substance" pursuant to Section 311 of the Clean Water Act, 33 U.S.C. ss. 1251 et seq. (33 U.S.C. ss.1317); (viii) defined as a "hazardous waste" pursuant to
Section 1004 of the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901 et seq. (42 U.S.C. ss. 6903); or (ix) defined as a "hazardous substance" pursuant to Section 101 of the Comprehensive Environmental Response, Compensation and Liability Act, 41 U.S.C. ss. 9601 et seq. (42 U.S.C. ss. 9601). The term "Environmental Laws" shall mean all statutes specifically described in the foregoing sentence and all other federal, state and local environmental, health and safety statutes, ordinances, codes, rules, regulations, orders and decrees regulating, relating to or imposing liability or standards concerning or in connection with Hazardous Materials. The term "Environmental Claim" shall mean any written administrative, regulatory or judicial action, suit, demand, demand letter, claim, lien, notice of non-compliance or violation, investigation or proceeding relating in any way to any applicable Environmental Law or any permit issued under any such applicable Environmental Law including (a) by governmental or regulatory authorities for enforcement, cleanup, removal, response, remedial or other actions or damages pursuant to any applicable Environmental Law, and (b) by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief resulting from Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment as a result of the presence of Hazardous Materials. "Tank Laws" shall mean the federal Underground Storage Tank Law (Subtitle I) of the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901 et seq., together with all substitutions thereof, and any successor legislation and regulations. "Underground Storage Tank" shall mean each and every "underground storage tank", whether or not subject to the Tank Laws, as well as the "monitoring system", the "leak detection system", the "discharge detection system" and the "tank system" associated with the "underground storage tank", as those terms are defined by the Tank Laws.

                (x) Seller has not received written notice that it has not already provided to Buyer from any governmental or municipal authority informing Seller that any condition on or relating to the Real Property constitutes an uncorrected violation(s) of any applicable municipal code or of any other federal, state or municipal law, ordinance or regulation and Seller has no knowledge of any such condition. Seller has not received any written notice that any of the Permits and Licenses are subject to, or in jeopardy of, revocation or non-renewal. All bills and claims for labor performed and materials furnished on behalf of Seller to or for the benefit of the Real Property will be paid in full on the Closing Date or Seller shall make adequate provision for the payment thereof to the extent any of the same are unpaid. To the best of Seller's knowledge, all required state and local certificates of occupancy were duly issued with respect to the Improvements, and all of Seller's obligations to Gloucester Township in connection with the land development approvals for the Real Property have been performed.

                (xi) Seller has not granted to any person or entity any option, right of first refusal or similar right to purchase all or any portion of the Property which is outstanding.

                (xii) Seller has not filed any voluntary petition in bankruptcy or suffered the filing of any involuntary petition by Seller's creditors.

                (xiii) Seller has not instituted any proceedings for a reduction in the assessed valuation of the Real Property. Seller shall not initiate any such proceedings without Buyer's prior written consent, not to be unreasonably withheld, if such litigation or settlement shall affect the current tax year or any future tax year. Seller has received no written notice of any proposed or actual increase in the real estate tax assessment(s) affecting the Real Property.

                (xiv) Seller has received no written notice of any taking or condemnation of all or any part of the Property.

                (xv) To the best of Seller's knowledge, there are no private restrictions or agreements that affect the uses which may be made of the Real Property, including size or cost of buildings, limitations on use and restrictions in regard to heights of buildings, agreements to submit architectural plans to an association, community organization, or other group, provisions requiring improvements or provisions requiring the joining with others in group actions, which have not been disclosed in writing to Buyer by Seller.

                (xvi) To the best of Seller's knowledge, there are no contracts or other agreements which have not been disclosed in writing to Buyer by Seller relating to the Property that will be binding upon Buyer after Closing except the Service Contracts and certain of the Permitted Exceptions.

                (xvii) The copies of all records and documents to be provided by Seller to Buyer pursuant to this Agreement will be true and correct.

        (b) Seller shall indemnify, defend with counsel reasonably acceptable to Buyer and hold harmless Buyer from and against all claims, liabilities, losses, damages, penalties and costs, foreseen or unforeseen, including reasonable counsel, engineering and other professional or expert fees, resulting from any breach of any of the representations or warranties by Seller contained in this Agreement and/or breach of the covenant contained in Paragraph 14(d).

        (c) Buyer represents, covenants and warrants as of the date hereof
(and, as a condition to Seller's obligation to complete Closing, Buyer shall reaffirm the following in writing at and as of the date of Closing), and all such representations, covenants and warranties contained in this Paragraph 4 and elsewhere in this Agreement shall survive the Closing unless otherwise expressly provided elsewhere in this Agreement, for a period of six (6) months as follows:

                (i) Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey;

                (ii) Buyer has the full right, power and authority to enter into and perform this Agreement and to purchase and accept the conveyance of the Property to Buyer as herein provided. The person(s) executing this Agreement on behalf of Buyer has full and complete authority to do so and to bind Buyer thereby, and such execution has been duly authorized by all requisite corporate and other action of Buyer.

                (iii) This Agreement, when executed by Buyer, shall constitute a valid, legal and binding obligation of Buyer, enforceable against Buyer in accordance with its terms.

                (iv) The consummation of the transaction contemplated by this Agreement, including, but not limited to, the termination of the Lease, shall not result in any breach of the provisions of or constitute a default under any agreement, mortgage, contract or other instrument to which Buyer is a party or by which Buyer may be bound.

                (v) Buyer has not assigned the Lease or otherwise sublet all or any portion of the Premises.

                (vi) Buyer has no written notice that it has not already provided to Seller of (A) any Environmental Claim that has been asserted or overtly threatened against or with respect to the Real Property; (B) any above-ground storage tanks or Underground Storage Tanks that are now, or have been in the past, located in or under the Real Property, whether or not the same have been registered; (C) Hazardous Materials having been discharged, located, stored, generated, produced, processed, treated or disposed of in, on or under the Real Property in any quantities, concentrations or manner of use that violates any presently applicable Environmental Laws (as hereinafter defined) and would now or hereafter (under existing Environmental Laws as presently applied) require remediation under Environmental Laws; (D) the presence on the Real Property of any asbestos or asbestos containing material in any friable state or otherwise in violation of Environmental Laws; and/or (E) the presence on the Real Property of any transformers or capacitators containing PCBs, and which are not in compliance with all Environmental Laws.

        (d) Buyer shall indemnify, defend with counsel reasonable acceptable to Seller and hold harmless Seller from and against all claims, liabilities, losses, damages, penalties and costs, foreseen or unforeseen, including reasonable counsel, engineering and other professional or expert fees, resulting from any breach of any of the representations or warranties by Buyer contained in this Agreement.

        (e) If a representation, warranty or covenant in this Agreement has a specific survival period, commencement of a legal action within the applicable survival period described shall preserve a party's rights with respect to the breach of a representation, warranty or covenant by the other party.

5. Assessments; Violations.

                  Seller represents and warrants that except for those real estate taxes and other assessments that Buyer is obligated to pay pursuant to the Lease, Seller has paid all assessments made against the Property during its ownership, and that to the best of its knowledge there are no other assessments outstanding against the Property. Unless such assessment(s) is the responsibility of Buyer under the Lease, Seller shall pay for all installments of municipal and other governmental assessments levied against the Property and due prior to the Execution Date; provided, however, if the benefit of any improvements made pursuant to such assessment(s) continues after Closing, Buyer shall pay for such assessment(s). If, at the time of Closing, any portion of the Property shall be affected by any assessments which are required to be paid by Seller pursuant to the provisions of this Paragraph 5 which are or may be payable in annual or other installments of which the first installment is then due or is a lien, then for the purposes of this Agreement, all of the unpaid installments of any such assessments, including those which would become due and payable after Closing shall be deemed to be due and payable and liened upon the Property as of the date of Closing and shall be paid and discharged by Seller at Closing. If any notice of any violation of any municipal code or of any other federal, state or municipal law, ordinance or regulation affecting the Property is issued after the Execution Date (and before the date of Closing), Seller shall, at Seller's sole expense, cause the same to be cured and dismissed of record before Closing unless the cure and dismissal of such violation is Buyer's responsibility under the Lease. The provisions and obligations under this Paragraph 5 shall survive Closing.

6. Risk of Loss.

(a) Buyer shall keep in full force and effect through the Closing Date all the existing fire and extended coverage and other existing insurance policies that Buyer currently maintains under the Lease (or substantially similar policies), in amounts at least equal to the amounts now maintained. In the event of any Material Loss (as hereinafter defined), Buyer shall have the right to terminate this Agreement by written notice to Seller or to Seller's counsel within fifteen
(15) days after the date of such loss or damage, and in that event Buyer shall receive the immediate return of the Deposit in full, with accrued interest, this Agreement shall be deemed terminated as of the date of the notice, and all rights, duties, obligations and liabilities of the parties hereunder shall cease and terminate. "Material Loss" shall mean any loss or damage which shall cost in excess of $200,000 to restore fully or replace (including the costs of property protection, licenses, permits, architectural fees and other "soft costs", in addition to actual costs of materials and labor). If Buyer does not elect to terminate this Agreement as provided in this Paragraph 6(a), or in the event of any loss or damage which does not constitute a Material Loss, Seller shall convey the Property to Buyer at the Closing in its damaged condition (or in its condition existing at the Closing Date if repairs or restoration shall have been commenced but remain unfinished), and assign or turn over to Buyer all proceeds of insurance or recoveries from third parties actually received by Seller as of the Closing Date, together with the amount of any applicable deductible, and also together with all of Seller's right, title and interest in and to (1) any unpaid claim Seller has under the insurance policies covering the Real Property, and (2) any unpaid claim Seller has against any other third party as a result of the loss or damage.

        (b) Except as Buyer may otherwise be obligated under the Lease, in the event of the occurrence of casualty damage to the Real Property, Seller shall cause such temporary repairs to be made to the Real Property as shall be required to prevent further deterioration and damage to the Real Property before the Closing; provided, however, that Seller shall have the right to be reimbursed from the proceeds of any insurance with respect to the Real Property for the reasonable cost of all such repairs. Such repairs shall be performed in a good and workmanlike manner and in compliance with all regulations, codes and orders of all governmental authorities.

        (c) Except as otherwise provided in the Lease, in the case of any casualty damage and provided that this Agreement shall be in full force and effect, Seller shall not settle or compromise any insurance claims without Buyer's prior written consent, which consent shall not be unreasonably withheld, conditioned or delayed.

7. Condemnation.

        (a) If, before Closing, any part of the Property is condemned or otherwise taken by governmental or other lawful authority, or Seller receives notice of any proposed or actual condemnation, taking by eminent domain, or similar proceeding with respect to all or any part of the Property, Seller shall promptly notify Buyer in writing; and, if such taking shall constitute a Material Taking (as hereinafter defined), both Buyer and Seller shall have the option, by written notice to the other party or to such other party's counsel within fifteen (15) days after such party receives written notice from the other party or the other party's counsel concerning such taking, of (i) terminating this Agreement, whereupon the Deposit, with all interest accrued thereon, shall be returned to Buyer by the Escrow Agent, this Agreement shall be deemed terminated as of the date of notice, and all rights, duties, obligations and liabilities of the parties hereunder shall cease and terminate, or (ii) proceeding with the Closing.

        (b) If neither Buyer nor Seller elects (or does not have the right to elect) to terminate this Agreement pursuant to Paragraph 7(a), then Seller shall not consent to a negotiated or compromise settlement of any condemnation, eminent domain or other similar proceeding without the prior written consent of Buyer, which consent shall not be unreasonably withheld and, notwithstanding anything contained in the Lease to the contrary, Seller shall not exercise its right under the Lease to terminate the Lease. If neither party elects to terminate this Agreement as aforesaid, this Agreement shall remain in full force and effect as to the portion of the Property not taken or proposed to be taken by condemnation or eminent domain or other similar proceedings and Seller shall credit the entire amount of any condemnation or eminent domain awards or proceeds to Buyer at Closing; provided, however, that Seller shall retain the amount of any proceeds received in excess of the Purchase Price, or, in the event such proceeds have not been paid to Seller as of the date of Closing, Seller shall irrevocably assign to Buyer, at Closing, Seller's right to receive such proceeds, and Buyer shall, after Closing, have the sole right to settle any claim in connection therewith.

        (c) A "Material Taking" shall mean any condemnation, taking by eminent domain or any similar proceeding which adversely affects the Real Property by:
(i) reducing the area of any existing building on the Real Property; (ii) eliminating access to the Real Property from any public roads abutting the Real Property; (iii) diminishing materially the number of parking spaces available on the Real Property, or reducing the number of such spaces below that required by applicable zoning and/or other governmental requirements and such reduction would constitute a violation in the absence of a valid waiver, exception or variance from such applicable zoning and/or other governmental requirements; or
(iv) otherwise materially and adversely affecting the utility of the Real Property for Buyer's intended use.

8. As-Is Purchase; Condition of Property.

         AS A MATERIAL INDUCEMENT TO SELLER TO EXECUTE THIS AGREEMENT, BUYER ACKNOWLEDGES THAT, SUBJECT TO THE REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER CONTAINED IN THIS AGREEMENT AND/OR ANY DOCUMENT EXECUTED BY SELLER IN CONNECTION WITH THE CLOSING: (I) THE PROPERTY WILL BE PURCHASED BY BUYER "AS-IS" AND "WHERE IS" AND WITH ALL FAULTS AND, UPON CLOSING, BUYER WILL ASSUME RESPONSIBILITY FOR THE PHYSICAL CONDITION OF THE PROPERTY; (II) BUYER HAS DECIDED TO PURCHASE THE PROPERTY SOLELY BASED UPON ITS OWN INDEPENDENT INVESTIGATION AND ITS OWN INDEPENDENT BUSINESS JUDGMENT; AND (III) OTHER THAN AS SET FORTH IN THIS AGREEMENT, SELLER HAS NOT MADE AND DOES NOT HEREBY MAKE ANY REPRESENTATIONS, WARRANTIES OR OTHER STATEMENTS AS TO THE CONDITION OF THE PROPERTY, WHETHER EXPRESS OR IMPLIED, ORAL OR WRITTEN, PAST, PRESENT OR FUTURE, OF, AS TO, CONCERNING OR WITH RESPECT TO (A) THE VALUE, NATURE, QUALITY OR CONDITION OF THE PROPERTY, INCLUDING, WITHOUT LIMITATION, THE WATER, SOIL AND GEOLOGY, (B) THE INCOME TO BE DERIVED FROM THE PROPERTY, (C) THE SUITABILITY OF THE PROPERTY FOR ANY AND ALL ACTIVITIES AND USES WHICH BUYER MAY CONDUCT THEREON, (D) THE COMPLIANCE OF OR BY THE PROPERTY OR ITS OPERATION WITH ANY LAWS, RULES, ORDINANCES OR REGULATIONS OF ANY APPLICABLE GOVERNMENTAL AUTHORITY OR BODY, (E) THE MERCHANTABILITY, MARKETABILITY, PROFITABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF THE PROPERTY, (F) THE MANNER OR QUALITY OF THE CONSTRUCTION OR MATERIALS, IF ANY, INCORPORATED INTO THE PROPERTY, (G) THE MANNER, QUALITY, STATE OF REPAIR OR LACK OF REPAIR OF THE PROPERTY, OR (H) ANY OTHER MATTER WITH RESPECT TO THE PROPERTY, AND SPECIFICALLY, THAT SELLER HAS NOT MADE, DOES NOT MAKE AND SPECIFICALLY DISCLAIMS ANY REPRESENTATIONS REGARDING COMPLIANCE WITH ANY ENVIRONMENTAL PROTECTION, POLLUTION OR LAND USE LAWS, RULES, REGULATIONS, ORDERS OR REQUIREMENTS. BUYER FURTHER ACKNOWLEDGES AND AGREES THAT HAVING BEEN GIVEN THE OPPORTUNITY TO INSPECT THE PROPERTY AND BEING THE CURRENT TENANT OF THE PROPERTY PURSUANT TO THE LEASE, EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, BUYER IS RELYING SOLELY ON ITS OWN INVESTIGATION AND OCCUPANCY OF THE PROPERTY. BUYER FURTHER ACKNOWLEDGES AND AGREES THAT ANY INFORMATION PROVIDED OR TO BE PROVIDED WITH RESPECT TO THE PROPERTY WAS OBTAINED FROM A VARIETY OF SOURCES AND THAT SELLER HAS NOT MADE ANY INDEPENDENT INVESTIGATION OR VERIFICATION OF SUCH INFORMATION AND MAKES NO REPRESENTATIONS AS TO THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION, EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT. BUYER FURTHER ACKNOWLEDGES AND AGREES THAT, EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, TO THE MAXIMUM EXTENT PERMITTED BY LAW, THE SALE OF THE PROPERTY AS PROVIDED FOR HEREIN IS MADE ON AN "AS IS" CONDITION AND BASIS WITH ALL FAULTS. IT IS UNDERSTOOD AND AGREED THAT THE PURCHASE PRICE HAS BEEN ADJUSTED BY PRIOR NEGOTIATION TO REFLECT THAT ALL OF THE PROPERTY IS SOLD BY SELLER AND PURCHASED BY BUYER SUBJECT TO THE FOREGOING. THE PROVISIONS OF THIS
SECTION 8 SHALL SURVIVE THE CLOSING.

9. Escrow.

                  The Deposit paid by Buyer under Paragraph 2 shall be held in escrow in an interest-bearing account by Commonwealth Land Title Insurance Company, as escrow agent (the "Escrow Agent"). Seller, on the one part, and Buyer, on the other part, shall each pay one-half (1/2) of the charges, if any, of the Escrow Agent for the escrow of the Deposit. Escrow Agent shall deliver the Deposit to Buyer or Seller, as the case may be, as follows:

        (a) At Closing, Escrow Agent shall pay over to Seller the amount of the Deposit and all interest earned thereon, which amount shall be credited against the Purchase Price; or

        (b) To Seller, after receipt of Seller's demand in which Seller certifies either that (i) Buyer has defaulted under this Agreement, or
(ii) this Agreement has otherwise been terminated or cancelled, and Seller is thereby entitled to receive the Deposit; provided, however, that Escrow Agent shall not honor Seller's demand until more than ten (10) days after Escrow Agent has given a copy of Seller's demand to Buyer in accordance with subparagraph (d) below, nor thereafter if Escrow Agent receives a Notice of Objection (as hereinafter defined) from Buyer within such ten (10) day period; or

        (c) To Buyer, after receipt of Buyer's demand in which Buyer certifies either that (i) Seller has defaulted under this Agreement, or (ii) this Agreement has otherwise been terminated or cancelled, and Buyer is thereby entitled to receive the Deposit; provided, however, that Escrow Agent shall not honor Buyer's demand until more than ten (10) days after Escrow Agent has given a copy of Buyer's demand to Seller in accordance with subparagraph (d) below, nor thereafter if Escrow Agent receives a Notice of Objection from Seller within such ten (10) day period.

        (d) Upon receipt of a written demand from Seller or Buyer under subparagraphs (b) or (c) above, Escrow Agent shall send a copy of such demand to the other party. Within ten (10) days after the date of receiving same, but not thereafter, the other party may object to delivery of the Deposit to the party making such demand by giving a notice of objection (a "Notice of Objection") to Escrow Agent. After receiving a Notice of Objection, Escrow Agent shall send a copy of such Notice of Objection to the party who made the demand; and thereafter, in its sole discretion, Escrow Agent may elect either to (i) continue to hold the Deposit until Escrow Agent receives a written agreement executed by Seller and Buyer directing the disbursement of the Deposit, in which case Escrow Agent shall disburse the Deposit in accordance with such agreement, or (ii) deposit the Deposit with a court of competent jurisdiction in connection with the commencement of an interpleader action and thereby be relieved of all liability to either party hereto

         Buyer and Seller hereby jointly agree to indemnify and hold harmless the Escrow Agent from and against any and all liability hereunder except as a result of the Escrow Agent's willful misconduct or negligence. The covenants and provisions of this Paragraph 9 shall survive Closing.

10. Conditions to Obligations.

        (a) Buyer's and Seller's respective obligations under this Agreement are contingent upon:

                (i) all of the representations and warranties of the other party contained herein being true and correct in all material respects, and the same shall remain true and correct in all material respects as though made as of the Closing Date;

                (ii) the performance by the other party in all material respects of all of its covenants and obligations herein contained; and

                (iii) the execution and delivery at Closing by the other party hereto of a lease termination agreement with respect to the Lease (the "Lease Termination Agreement"), in the form attached hereto as Exhibit "D".

        (b) As additional preconditions to Buyer's obligations under this Agreement, including, but not limited to, Buyer's obligation to pay the Purchase Price and to complete Closing:

                (i) Title to the Property shall be in the condition required under Paragraph 3 hereof, and if title to the Property is not so provided, Buyer shall have the option set forth in Paragraph 3(c) hereof to waive such failure or terminate this Agreement; and

                (ii) On or before Closing, Seller shall deliver to Buyer either
(A) a letter from the New Jersey Department of Environmental Protection and Energy or its successor ("DEP") stating that the provisions of the Industrial Site Recovery Act, N.J.S.A. 13:1K-6 et seq., the regulations promulgated thereunder and any successor legislation and regulations (collectively, "ISRA") are inapplicable to the Property or this transaction ; (B) confirmation from DEP that the operations at the Property qualify for a deminimis quantity exemption under ISRA; or (C) provided that ISRA is applicable to the operations at the Property or to the transaction, a remediation agreement (as defined by ISRA, the "Remediation Agreement") by and between Seller and DEP, and if necessary Buyer, permitting the transaction to close in compliance with ISRA, such Remediation Agreement to be acceptable to each party hereto in its sole discretion. The Remediation Agreement shall identify Buyer as the party responsible for the remediation of the Property. Seller shall commence to obtain the items specified in (A), (B) and (C) above promptly after the Execution Date, and shall pursue same diligently and in good faith. Buyer shall execute all applications, affidavits and other documents, including the Remediation Agreement itself, and otherwise cooperate with Seller (with no out-of-pocket cost to Buyer), as may be necessary for Seller to obtain a fully executed Remediation Agreement before Closing and otherwise name Buyer as the responsible party under the Remediation Agreement and to otherwise ensure compliance with ISRA. If a fully executed Remediation Agreement has not been delivered before Closing, Seller shall have the right to extend Closing by an additional forty-five (45) days upon written notice to Buyer prior to the date of Closing.

11.  Closing.

                  Subject to the following sentence, closing of the transaction described in this Agreement ("Closing") will be held at the offices of Buyer located at 90 Coles Road, Blackwood, New Jersey 08012, at 10:00 AM local time on the day which is sixty (60) days after the Execution Date, or on the next business day thereafter if such day is not a business day, or at such other definite place and time and/or prior date as Seller and Buyer may agree upon in writing. Buyer and Seller shall use diligent efforts to cause Closing to occur on or before the day which is sixty (60) days after the Execution Date, or on the next business day thereafter if such day is not a business day. The date of the occurrence of Closing is called the "Closing Date". Unless otherwise agreed between Buyer and Seller, the transaction contemplated hereby shall also be closed by means of the concurrent delivery of the documents of title and the conveyancing documents, and the payment of the Purchase Price, subject to the adjustments expressly provided for under the terms of this Agreement. Seller and Buyer shall each pay one-half (1/2) of any administrative charges or closing fees, if any, of the Title Company for the conduct of Closing.

12. Provisions with Respect to Closing.

        (a) At Closing, Seller shall deliver possession of the Property to Buyer in its current condition, reasonable wear and tear excepted, subject to the obligations of Buyer with respect to its space under its Lease, and in vacant condition, excepting possession by Buyer under its Lease, and Seller shall deliver, or cause to be delivered, to Buyer the following, in addition to all other documents mentioned elsewhere in this Agreement:

                (i) A bargain and sale deed to the Real Property in form reasonably acceptable to Buyer with covenants against grantor's acts (the "Deed"), executed and acknowledged by Seller.

                (ii) Copies of all records which are in the possession or control of Seller and which are reasonably necessary for the operation of the Property. The unapplied security deposit under the Lease, and all interest earned thereon, shall be retained by Seller at Closing as a termination fee under the Lease, and not as additional consideration for the purchase of the Property. Seller also shall deliver to Buyer original counterparts of the Service Contracts, Permits and Licenses and Books and Records, or certified copies of same if Seller, using its good faith reasonable efforts, is unable in any instance to deliver originals, and all keys to the Improvements in Seller's possession or control.

                (iii) An affidavit duly executed by Seller and confirming that Seller is a "U.S. person" and not a "foreign person" within the meaning of
Section 1445 of the Internal Revenue Code of 1986, as amended (the "Code").

                (iv) If required under applicable law to be delivered by Seller for the transfer of commercial property in Gloucester Township, a certificate issued by the appropriate official of Gloucester Township and dated no earlier than twenty (20) days before Closing, certifying (1) the zoning of the Real Property and that the current use of the Real Property is legal, and/or (2) there are no outstanding notices of any electrical, housing, fire, building or other ordinances, codes or regulations with respect to the Real Property.

                (v) Such information, if any, as may be required by the closing agent for Real Estate 1099-B Report Filing pursuant to Section 6045 of the Code.

                (vi) Bill of Sale duly executed by Seller, in the form of Exhibit "C" attached hereto and made a part hereof.

                (vii) A title affidavit duly executed by Seller in customary form, in favor of the Title Company, together with delivery by Seller of such reasonable and customary affidavits and other instruments, that are reasonably requested by the Title Company evidencing the right of Seller to convey title to the Property as required under this Agreement, and to enable the Title Company to insure title as contemplated in Paragraph 3.

                (viii) A certificate duly executed by Seller stating that the representations and warranties of Seller made in Paragraph 4 and elsewhere in this Agreement are true and correct in all material respects as of the Closing Date, or if there have been any changes, a description thereof.

                (ix) A settlement statement duly executed by Seller setting forth the Purchase Price and all credits and adjustments.

                (x) The Lease Termination Agreement (as defined in Paragraph 10(a)(iii)), executed by Seller.

                  In the event Buyer shall be entitled to receive any proceeds of insurance, or the proceeds of any award arising out of any condemnation or eminent domain proceeding, or any unpaid claim(s) for such award or proceeds, under Paragraphs 6 or 7, Seller shall execute and deliver to Buyer such proper instruments as shall be reasonably required for the transfer to Buyer of all right, title and interest, of Seller in and to any such award, proceeds or claim to the full extent of Buyer's entitlement thereto.

        (b) At Closing, Buyer shall deliver, or cause to be delivered, to Seller the following, in addition to all other documents mentioned elsewhere in this Agreement:

                (i) A certificate duly executed by Buyer stating that the representations and warranties of Buyer made in Paragraph 4 and elsewhere in this Agreement are true and correct in all material respects as of the Closing Date, or if there have been any changes, a description thereof.

                (ii) A settlement statement duly executed by Buyer setting forth the Purchase Price and all credits and adjustments.

                (iii) The Lease Termination Agreement (as defined in Paragraph 10(a)(iii)), executed by Buyer.

                (iv) The Purchase Price, subject to adjustment at Closing as provided herein.

        (c) At Closing, Escrow Agent shall deliver the Deposit and interest thereon to Seller, to be applied to the Purchase Price; Buyer shall deliver to Seller the balance of the Purchase Price in accordance with Paragraph 2(b); and Buyer shall execute and deliver a settlement statement setting forth the Purchase Price and all credits and adjustments.

        (d) The following items shall be prorated and adjusted as of midnight of the date preceding the date of the Closing (i.e., Buyer is entitled to income and responsible for expenses on the date of Closing). To the extent that the amounts of the items to be adjusted are not reasonably ascertainable as of the date of Closing, they shall be adjusted as promptly after Closing as the amounts thereof can be ascertained:

                (i) Rent and additional rent under the Lease, including fixed rents, charges and fees, if any, for the use, operation and maintenance of any common-area facilities. Prepaid rents (including taxes, utility and other pass-throughs), as well as rents actually paid under the Lease for the month of Closing, shall be prorated.

                (ii) Subject to Buyer's obligation to pay real estate taxes under the Lease, real estate taxes (based on the fiscal year of the applicable taxing authority) for the fiscal tax year(s) in which the Closing shall occur (and Seller shall pay all real estate taxes for all prior fiscal tax years unless Buyer is required to pay such real estate taxes under the Lease).

                (iii) Utility charges (including electricity, gas, steam, telephone and, water and sewer charges), if any, not otherwise the Buyer's responsibility under the Lease, by utility providers. If necessary, Buyer shall furnish readings of the water, electric and other utility meters at the Property on or as near as reasonably possible to the date of Closing.

        (e) All real estate transfer taxes shall be paid by Buyer. Buyer shall pay for all recording fees for the recording of the Deed. Buyer shall pay for the cost of all title searches, the Title Commitment and the Title Policy and any title endorsements. Each party shall bear the expense of its own counsel.

        (f) At or before Closing, Seller shall pay all brokerage, leasing and other commissions and fees due and payable or which will become due during the current term (and any preceding terms) of the Lease, and any prior lease with respect to the Real Property. At or prior to Closing, Seller shall provide to Buyer written statements from all parties to be paid brokerage, leasing and other commissions and fees for which Seller is responsible under this subparagraph (f), confirming that all such brokerage, leasing and other commissions and fees have been paid by Seller in full.

        (g) The proration provisions of this Paragraph 12 shall survive
Closing; provided, that any claim with respect thereto must be made on or before the date which is six (6) months after the Closing Date.

13.  Brokerage.

                  Each of the parties hereto represents and warrants that it has not dealt with any broker, finder or real estate consultant in connection with this transaction. Seller shall indemnify Buyer against, hold Buyer harmless from and defend Buyer with counsel reasonably acceptable to Buyer against any claim for brokerage commissions made against Buyer in connection with this transaction by any person or entity claiming a commission through its relationship with Seller. Buyer shall indemnify Seller against, hold Seller harmless from and defend Seller with counsel reasonably acceptable to Seller against any and all claims for brokerage commissions made against Seller by any person or entity claiming a commission in connection with this transaction through its relationship with Buyer. This Paragraph 13 shall survive Closing through the date which is six (6) months after the Closing Date.

14. Operations Prior to Closing.

                  Until the Closing or earlier termination of this Agreement:

        (a) Seller will not make any commitment with respect to the Property on behalf of or which would be binding upon Buyer without first obtaining Buyer's written consent, which shall not be unreasonably withheld, conditioned or delayed;

        (b) Seller (i) to the extent required of Seller under the Lease, will keep and maintain the Property in the same order, repair and condition as shall exist at the time of the execution of this Agreement, ordinary wear and tear excepted, (ii) will not cause or knowingly permit any change in use or condition of the Property which shall violate or breach any laws, zoning ordinances or building permits or commit any waste or nuisance, (iii) will promptly advise Buyer of any litigation, arbitration, or administrative hearing before any governmental agency concerning or affecting the Property arising or threatened after the Execution Date, and (iv) will maintain in full force and effect, and shall pay all premiums for, the policies of insurance now in effect with respect to the Property, if any;

        (c) Buyer (i) will promptly advise Seller of any litigation, arbitration, or administrative hearing before any governmental agency concerning or affecting the Property arising or threatened after the Execution Date; and
(ii) will not cause or knowingly permit any change in use or condition of the Property which shall violate or breach any laws, zoning ordinances or building permits or commit any waste or nuisance.

        (d) Seller will not sell, assign, or convey any right, title or interest whatsoever in or to the Property or any part thereof or enter into any agreement to do so or create or permit to exist any lien, encumbrance, or charge thereon without promptly discharging the same;

        (e) Buyer will not enter into any agreement to assign the Lease or sublet the Property, in whole or in part;

        (f) Neither Seller nor Buyer will modify, amend, enter into or renew any lease, Service Contract or other obligation pertaining to the Property or the operation thereof without the prior written consent of the other party; no contract for or on behalf of or affecting the Property shall be negotiated or entered into by Seller that is not terminated as of Closing without charge, cost, penalty, or premium to Buyer. Seller shall not remove any Personal Property located in or on the Real Property, except as may be required for repair and replacement. All replacements shall be free and clear of liens and encumbrances and shall be of quality at least equal to the replaced items and shall be deemed included in this sale.

        (g) Seller and Buyer shall observe and keep in full force and effect all licenses and permits now in effect with respect to the Property and shall perform all their respective obligations under the Lease, and shall not voluntarily terminate any agreement that is necessary to carry on and conduct the present business being conducted upon the Property, and shall carry on and conduct such business in substantially the same manner as such business is now and has heretofore been carried on.

        (h) Seller and Buyer promptly shall provide copies to the other party upon such party's receipt hereafter of any notice from any party alleging that Seller or Buyer, as the case may be, is in default of its obligations under any of the Service Contracts, or any permit affecting the Property or any portion thereof or any agreement that will be binding upon Buyer after the Closing; any notice of assessment or notice of change in a tax rate or assessment affecting the Property; any notice of a taking or condemnation affecting or relating to the Property; any notice instituting or asserting any material claim, action, investigation or proceeding affecting the Property; any notice from any governmental authority asserting any violation of law with respect to the Property; and any notice of an Environmental Claim affecting the Property.

        (i) Notwithstanding anything contained in this Agreement to the contrary, Seller shall not be responsible for any default of Buyer under the Lease.

15. Default.

        (a) If Buyer fails to complete Closing when required under the terms of this Agreement, then Seller's sole remedy shall be to retain the Deposit with any interest earned thereon, as liquidated damages and not as a penalty, and thereupon this Agreement shall terminate and thereafter neither party shall have any further rights, duties, obligations or liabilities hereunder. Seller waives any right to specific performance or actual damages it may have on account of any default by Buyer hereunder.

        (b) If Seller defaults hereunder before completion of Closing, then Buyer shall be entitled, at Buyer's election, to the return by the Escrow Agent of the Deposit, together with any interest earned thereon and reimbursement of all reasonable costs and expenses incurred by Buyer in connection with this Agreement, including the cost of the Commitment, costs of consultants' and appraisers' reports and legal fees, up to a maximum amount of Seven Thousand Dollars ($7,000.00) (collectively, "Buyer's Costs") or specific performance of Seller's obligations under this Agreement; provided, however, that if Seller willfully defaults or takes any action to prevent the completion of Closing hereunder, Buyer shall be entitled to sue for damages.

16. Time of Essence.

                  The time for the Closing and all other times referred to for the performance of any of the obligations of either party under this Agreement are agreed to be of the essence to this Agreement; and time wherever mentioned herein is not to be extended except by consent in writing signed by both parties.

17. Waiver of Conditions.

                  Buyer shall have the right, in the sole and absolute exercise of its discretion, to waive any of the terms or conditions of this Agreement which are strictly for the benefit of Buyer and to purchase the Property in accordance with the terms and conditions of this Agreement which have not been so waived. Any such waiver shall be made by notice in writing to Seller delivered at or before the Closing. Seller shall have the right, in the sole and absolute exercise of its discretion, to waive any of the terms or conditions of this Agreement which are strictly for the benefit of Seller and to sell and convey the Property in accordance with the terms and conditions of this Agreement which have not been so waived. Any such waiver shall be made by notice in writing to Buyer delivered at or before the Closing.

18. Further Assurances.

                  Upon request, at any time after Closing, Seller and Buyer shall execute and deliver such further instruments of conveyance and transfer and take such other action as the requesting party may reasonably request to convey and transfer effectively to Buyer any of the Property, or otherwise to effectuate the intentions of the parties as set forth in this Agreement. The provisions and obligations under this Paragraph 18 shall survive Closing.

19. Integration-Merger.

                  This Agreement contains the final and entire agreement between the parties hereto with respect to the subject matter hereof and they shall not be bound by any terms, conditions, statements or representations, oral or written, not contained herein. All understandings and agreements heretofore made between the parties are merged in this Agreement, which alone fully and completely express the agreement of the parties and which may not be changed, modified or terminated except by a written instrument signed by both parties.

20. No Recording.

                  This Agreement shall not be recorded in any place or office of public record and any action in violation of this provision shall be deemed to be a default hereunder and shall permit the other party to terminate this Agreement immediately by written notice; provided, however, that the filing or recording of this Agreement as part of any proceedings instituted in any court of competent jurisdiction to enforce the provisions of this Agreement shall not be deemed to be a breach of this Paragraph 20.

21. Notice.

                  All notices, demands or requests required or permitted to be made pursuant to, under or by virtue of this Agreement must be in writing and mailed, postage prepaid and by certified or registered mail, return receipt requested, or delivered by Federal Express, UPS or other reputable independent overnight delivery service providing written evidence of delivery, or by hand delivery with written evidence of delivery, addressed as follows:

                 To Seller:              C. Harry Knowles
                                         Janet H. Knowles
                                         425 East Linden Street
                                         Morrestown, NJ  08057

                 With a copy sent as     Buchanan Ingersoll PC
                 above to:               1835 Market Street, 14th Floor
                                         Philadelphia, PA 19103
                                         Attention:  Nancy Sabol Frantz, Esquire

                 To Buyer:               Metrologic Instruments, Inc.
                                         90 Coles Road
                                         Blackwood, NJ 08012
                                         Attention: Nancy Smith, Esquire

                 With a copy sent as     Ballard Spahr Andrews & Ingersoll, LLP
                 above to:               1735 Market Street
                                         51st Floor
                                         Philadelphia, PA  19103-7599
                                         Attention:  Justin P. Klein, Esquire

                  Such notices, demands or requests shall be deemed to have been given and delivered on the earlier of the date of actual receipt thereof or (i) if delivered by Federal Express or other reputable overnight delivery service, on the business day next succeeding the date on which the same was delivered by the sender to such courier, or (ii) if by United States certified or registered mail, as of two (2) business days after the date of mailing, or on the date of actual receipt, whichever is earlier. Either party may change the address to which such notices, demands or requests shall be mailed hereunder by written notice of such new address mailed to the other party hereto in accordance with the provisions of this Paragraph 21. Notice given by legal counsel on behalf of any party shall be deemed to be given by such party.

22. Miscellaneous.

        (a) No waiver by either party of any failure or refusal by the other party to comply with its obligations hereunder shall be deemed a waiver of any other obligation or as of a subsequent failure or refusal by the other party so to comply.

        (b) Buyer may not assign its interest under this Agreement without the prior written consent of Seller, except as provided in Paragraph 22(h); and this Agreement shall inure to the benefit of and shall bind the heirs, executors, administrators, successors and permitted assigns of the respective parties.

        (c) Any headings preceding the text of Paragraphs of this Agreement are inserted solely for convenience of reference and shall not constitute a part of this Agreement nor shall they affect its meaning, construction or effect. All exhibits and schedules annexed hereto and referenced in this Agreement are incorporated herein.

        (d) This Agreement may be executed in counterparts, each of which shall be deemed an original.

        (e) Any Closing costs not specifically described and allocated herein shall be apportioned between Buyer and Seller according to the custom prevailing in the metropolitan area in which the Real Property is situated, for similar types of real estate transactions.

        (f) This Agreement shall be interpreted and enforced in accordance with the laws of the State of New Jersey, without reference to choice of law principles.

        (g) Formal tender of an executed deed or of purchase money is hereby waived.

        (h) This Agreement may not be assigned by Buyer without Seller's prior written consent, except that Buyer's rights and obligations hereunder may be assigned, without Seller's consent but with notice to Seller before or at the time of Closing, to the following (each a "Permitted Assignee"): to any partnership (general or limited), limited liability company, corporation or other business entity or business trust controlled (directly or indirectly) by Buyer. "Control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a person or entity, whether through the ownership of voting securities, by contract or otherwise, including the power to elect a majority of the directors or trustees of a corporation or trust, as the case may be. At Closing, Seller shall deliver the Deed to Buyer, or the Permitted Assignee, as Buyer shall designate in writing at least three (3) business days before Closing. If this Agreement is assigned by Buyer pursuant to the terms of this Agreement, Buyer shall nevertheless remain liable under this Agreement.

        (i) In any litigation between the parties regarding this Agreement (including any litigation regarding the proper disposition of the Deposit), and in addition to any liquidated, stipulated or other damages permitted hereunder, the losing party shall pay to the prevailing party all reasonable expenses and court costs, including reasonable attorneys fees incurred by the prevailing party. A party shall be considered the prevailing party if: (a) it initiated the litigation and substantially obtains the relief it sought, either through a judgment or the losing party's voluntary action before arbitration (after it is scheduled), trial or judgment; (b) the other party withdraws its action without substantially obtaining the relief it sought; or (c) it did not initiate the litigation and judgment is entered for either party, but without substantially granting the relief sought. A party's right to the foregoing shall not merge with but shall survive the entry of judgment, and shall extend to appeals and collection. The obligations of the parties under this subparagraph shall survive Closing or earlier termination of this Agreement.

        (j) Nothing contained in this Agreement shall be deemed to create any joint venture or partnership or similar association between Buyer and Seller, and, except pursuant to the terms of the Lease, the relationship between Buyer and Seller is only that of purchaser and seller.

        (k) The obligations and liabilities of Seller hereunder shall be the
joint  and  several   obligations   and  liabilities  of  each  of  the  parties
collectively identified herein as "Seller", if more than one.

23. Severability of Provisions.

                  In case any one or more of the provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, then unless such provision or provisions shall be of the essence of this Agreement such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed as if the invalid, illegal or unenforceable provision had never been contained herein.

24. Rules of Interpretation.

                  The following shall govern the interpretation of this
Agreement:

        (a) Words importing the singular include the plural and words importing the plural include the singular and words importing gender include the masculine, feminine and neuter genders.

        (b) A reference to any agreement means the agreement as amended, modified or supplemented from time to time.

        (c) A reference to any law includes any amendment or modification thereto, all rules and regulations promulgated under such law, and all administrative and judicial authority exercisable thereunder.

        (d) The words "hereof," "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole, including all exhibits and schedules hereto, and not to any particular provisions of this Agreement, and article, paragraph, subparagraph, schedule, and exhibit references are to this Agreement unless otherwise specified.

        (e) The word "includes" or "including" shall mean "including, without limitation.

                  IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto, intending to be legally bound hereby, as of the day and year first above written.

SELLER:                                     BUYER:

C. HARRY KNOWLES and                        METROLOGIC INSTRUMENTS, INC.,
JANET H. KNOWLES, husband and               a New Jersey Corporation
wife



/s/ C.H. Knowles                                By: /s/T.E. Mills
--------------------------------                -------------------------------

/s/ Janet H. Knowles
--------------------------------



                  The undersigned, intending to be legally bound hereby, agrees to hold the Deposit in accordance with the terms of this Agreement.

                                  COMMONWEALTH LAND TITLE INSURANCE COMPANY

                                  By:/s/Sharon B. Rohm
                                  ------------------------------------
                                  Sharon B. Rohm

                                  Date: December 22, 2003

Exhibit 14

                          Metrologic Instruments, Inc.

              Code of Ethics for CEO and Senior Financial Officers

         The Chief Executive Officer ("CEO") and all senior financial and accounting officers of Metrologic Instruments, Inc. (the "Company") have important and vital roles in the corporate governance of the Company. This Code of Ethics (the "Code") has been adopted by the Board of Directors of the Company to establish standards of conduct designed to promote (1) honest and ethical conduct by such senior officers, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,
(2) full, fair, accurate, timely and understandable disclosure in the Company periodic reports filed with the Securities and Exchange Commission (the "SEC") and (3) compliance by such senior officers with applicable governmental laws, rules and regulations.

         The provisions of this Code shall apply to the Company's CEO, President, Chief Operating Officer ("COO"), Chief Financial Officer ("CFO"), Controller principal accounting officer, and persons performing similar functions (each individually, a "Senior Officer" and collectively, the "Senior Officers"). Each Senior Officer must conduct himself or herself in accordance with this Code and seek to avoid even the appearance of improper behavior. Senior Officers should also refer to the Company's Employee Handbook, which supplements and is in addition to this Code.

         Each Senior Officer shall certify, promptly upon the adoption of this policy and from time to time thereafter, but no less than annually, that he or she has read and understood this Code and will abide by it. A form of the certification is attached hereto as Exhibit A. Any waiver, including an implicit waiver, of this Code may be made only by the Board of Directors, and any such waiver will be promptly publicly disclosed as required by law and/or stock exchange regulation. Any amendment or other change to this Code will also be promptly publicly disclosed as required by law and/or stock exchange regulation.

The following standards shall apply to the Senior Officers under this Code:

I.       Honest and Ethical Conduct.

Each Senior Officer shall:

1. always conduct himself or herself in an honest and ethical manner;

2. act with the highest standards of personal and professional integrity;

3. respect the confidentiality of information acquired during the course of employment with the Company and not use any such confidential information for personal gain;

4. ensure responsible use of and control over all assets and resources employed or entrusted to him or her;

5. proactively promote and advocate ethical behavior in the Company's work environment; and

6. ensure that he or she discloses, to the Board of Directors, or a designated committee of the Board, any material facts or information that come into the Senior Officer's possession concerning any "related party" transaction with the Company. A "related party" is any director, executive officer, nominee for election as director or securityholder who is known to hold more than five percent of any class of the Company's voting securities, and any member of the immediate family (as such term is defined under the NASDAQ corporate governance rules as any person who is a relative by blood, marriage or adoption or who has the same residence) of any of the foregoing persons. A related party also includes any entity that is affiliated with a director, executive officer, a nominee for election as a director or significant securityholder.

All actual or apparent conflicts of interest between personal and professional relationships must be handled honestly, ethically and in accordance with the policies specified in this Code.

II.      Rules to Promote Full, Fair, Accurate, Timely and Understandable
Disclosure.

To the extent consistent with each Senior Officer's duties and responsibilities, each Senior Officer must take the following steps to ensure full, fair, accurate, timely and understandable disclosure in the reports and documents that the Company files with the SEC and in other public communications made by the
Company:

1. Carefully review a draft of each periodic SEC report and related documents for accuracy and completeness before each such report is filed with the SEC, with particular focus on disclosure issues within his or her area of responsibility.

2. Carefully review a draft of each press release or other public communications by the Company before each such communication is released to the public.

3. Upon request of the Company's Audit Committee, meet with its members and others involved in the financial reporting and audit processes to discuss the draft report referred to in item (1) above.

4. Bring to the attention of the Audit Committee matters that such Senior Officer believes could (a) compromise the integrity of the Company's financial reports, (b) evidence disagreements on accounting matters and/or (c) constitute a possible violation of this Code.

5. Actively support the Company's CFO to help establish and maintain disclosure controls and procedures that ensure that material information is included in each periodic SEC report (by cooperating fully with periodic SEC report reviews, proactively identifying potential areas of weaknesses in such controls and procedures and providing corrective policy recommendations).

6. Consult with the Audit Committee on a regular basis to identify any short-comings or concerns with respect to the Company's internal financial reporting or disclosure controls.

7. Confirm that neither the Company's internal finance personnel, nor its outside auditors, are aware of any material misstatements or omissions in any draft periodic SEC report referred to in item (1) above, or have any concerns about the "Management's Discussion and Analysis" section of such periodic report.

8. Always act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts, allowing material facts to be omitted or allowing independent judgment to be subordinated.

III. Compliance with Applicable Governmental Laws, Rules and Regulations.

Compliance with applicable governmental laws, rules and regulations, both in letter and in spirit, is one of the foundations on which the Company's ethical policies are built, and accordingly, each Senior Officer must strive to:

1. Understand and take responsibility to comply with the governmental rules and regulations of the countries, states and communities in which the Company operates, with particular focus on understanding the governmental rules and regulations applicable to disclosures in the Company's periodic SEC reports.

2. If a federal, state, local, international or foreign law conflicts with a policy in this Code, a Senior Officer must comply with the law; however, if a local custom or policy in the territory in which a Senior Officer works conflicts with this Code, then the Senior Officer must comply with this Code. Any questions regarding such conflicts or the interpretation of policies contained in this Code should be brought to the attention of the Audit Committee or the General Counsel in order to determine the most appropriate course of action.

IV. Reporting any Violations of this Code.

If a Senior Officer believes that actions have occurred, may be occurring or may be about to occur that violate or would violate this Code, he or she must bring the matter to the attention of the Company in accordance with the procedures established under the Company's Complaint Procedures for Auditing and Accounting, Internal Control Matters and Illegal or Unethical Behavior. Senior Officers are encouraged to talk to the General Counsel or securities counsel to the Company or the Audit Committee about observed illegal or unethical behavior and, when in doubt, about the best course of action in a particular situation.

V.       Remedial Action.

A violation of this Code will subject a Senior Officer to disciplinary action, up to and including a discharge from the Company and, where appropriate, may subject the Senior Officer to civil liability and criminal prosecution.

Adopted by the Board of Directors on December 11, 2003.

                                    EXHIBIT A

                     Certification Regarding Code of Ethics
                      for CEO and Senior Financial Officers
                          Metrologic Instruments, Inc.


         The undersigned hereby certifies that he or she has read and will abide by the Code of Ethics for CEO and Senior Financial Officers (the "Code") dated December 11, 2003, or as subsequently amended, and that he or she knows such failure may constitute a violation of federal securities laws and regulations which may subject him or her to civil liabilities and criminal penalties. The undersigned acknowledges that he or she has read and understood the Code and will abide by it. The undersigned further acknowledges that failure to observe the provisions of the Code shall be a basis for dismissal for cause and/or referral to appropriate authorities.



-------------------------------------------------------
Name



-------------------------------------------------------
Date

Exhibit 21


                         SUBSIDIARIES OF THE REGISTRANT


Metrologic do Brasil Ltda., a Brazil corporation
Metrologic Asia (PTE) Ltd., a Singapore corporation
MTLG Investments Inc., a Delaware corporation
Metrologic Instruments GmbH, a German corporation
Metro (Suzhou) Technologies Co., Ltd., a China corporation
Metrologic Eria Iberica SL, a Spain corporation
Metrologic Italia S.r.l., an Italy corporation
Metrologic Eria France S.A., a France corporation
Metrologic Instruments UK Limited, a United Kingdom corporation
Adaptive Optics Associates, Inc., a Delaware corporation
Metrologic Japan Co. Ltd., a Japan corporation

EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89376) pertaining to the Metrologic Instruments, Inc. 1994 Incentive Plan and the Registration Statement (Form S-8 No. 33-86670) pertaining to the Metrologic Instruments, Inc. Employee Stock Purchase Plan of our report dated February 12, 2004, with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.



Philadelphia, Pennsylvania
March 15, 2004

Exhibit 31.1

                                  CERTIFICATION



                  I, C. Harry Knowles, Chief Executive Officer of Metrologic Instruments, Inc., certify that:

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

                  c. disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                          By: /s/C. Harry Knowles
                                          ---------------------------------
                                          Name:  C. Harry Knowles
                                          Title:     Chief Executive Officer

Date: March 16, 2004

Exhibit 31.2

                                  CERTIFICATION



                  I, Kevin J. Bratton, Chief Financial Officer of Metrologic Instruments, Inc., certify that:

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

                  c. disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                        By: /s/Kevin J. Bratton
                                        ----------------------------------
                                        Name:  Kevin J. Bratton
                                        Title:     Chief Financial Officer

Date: March 16, 2004

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the Year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/C. Harry Knowles
------------------------------------
C. Harry Knowles
Chief Executive Officer
March 16, 2004

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the Year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
March 16, 2004