Form 10-Q
period 2004-03-31
METROLOGIC INSTRUMENTS INC
filed 2004-05-07
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

As of April 30, 2004, there were 21,513,032 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                     INDEX

                                                                           Page
                                                                            No.
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 2004 (unaudited) and December 31, 2003                   3

         Condensed Consolidated Statements of Operations (unaudited)
         -Three Months Ended March 31, 2004 and 2003                        4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         -  Three Months Ended March 31, 2004 and 2003                      5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        18

Item 4.   Controls and Procedures                                          18

Part II - Other Information

Item 1.  Legal Proceedings                                                 19
Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 21

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                     Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       March 31,   December 31,
Assets                                                   2004         2003
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $ 50,767     $ 48,817
        Accounts receivable, net of allowances
          of $558 and $485, respectively                 27,362       27,369
        Inventory                                        19,134       16,972
        Deferred income taxes                             1,757        1,758
        Other current assets                              3,495        3,692
                                                       --------     --------
     Total current assets                               102,515       98,608

     Property,  plant and equipment, net                 16,819       16,940
     Patents and trademarks,  net                         5,328        5,184
     Holographic technology,  net                           223          252
     Advance license fee, net                             1,147        1,176
     Goodwill                                            22,143       17,536
     Other assets                                           120          204
                                                       --------     --------
     Total assets                                      $148,295     $139,900
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  3,564     $  4,886
        Current portion of notes payable                    381          321
        Accounts payable                                  8,865        7,482
        Accrued expenses                                 12,987       11,518
        Deferred contract revenue                           480          289
                                                       --------     --------
     Total current liabilities                           26,277       24,496

     Notes payable,  net of current portion                 249          320
     Deferred income taxes                                3,516        3,515
     Other liabilities                                    3,805        3,961

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  30,000,000 shares
            authorized; 21,372,002 and 20,807,884 shares
            issued and outstanding at March 31, 2004 and
            December 31, 2003, respectively                  214         208
        Additional paid-in capital                        82,148      80,201
        Retained earnings                                 33,590      28,482
        Accumulated other comprehensive loss              (1,504)     (1,283)
                                                       ---------    --------
        Total shareholders' equity                       114,448     107,608
                                                       ---------    --------
     Total liabilities and shareholders' equity        $ 148,295    $139,900
                                                       =========    ========


                       See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
             (amounts in thousands except share and per share data)

                                      Three Months Ended
                                           March 31,
                                      2004           2003
                                      ----           ----

Sales                               $39,700        $31,871
Cost of sales                        20,049         19,105
                                    -------        -------
Gross profit                         19,651         12,766

Selling, general and
 administrative expenses              9,374          7,407
Research and development
 expenses                             1,723          1,761
                                    -------        -------
Operating income                      8,554          3,598

Other income (expenses)
 Interest income                        110              5
 Interest expense                       (99)          (464)
 Other expense, net                    (326)          (555)
 Gain on extinguishment
   of debt                                -          2,200
                                    -------        -------
 Total other
   income (expenses)                   (315)         1,186
                                    -------        -------
Income before provision
 for income taxes                     8,239          4,784

Provision for income taxes            3,131            982
                                    -------        -------
Net income                          $ 5,108        $ 3,802
                                    =======        =======
Basic earnings per share

  Weighted average shares
   outstanding                   21,150,698     16,417,665


  Basic earnings per share          $  0.24        $  0.23

Diluted earnings per share

  Weighted average shares
   outstanding                   21,150,698     16,417,665
  Net effect of dilutive
   securities                     1,816,166        645,690

  Total shares outstanding
    used in computing diluted
    earnings per share           22,966,864     17,063,355

  Diluted earnings per share       $   0.22        $  0.22


                       See accompanying notes.

                         Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (amounts in thousands)


                                                      Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                     2004               2003
                                                   --------           --------
Operating activities

Net cash provided by
  operating activities                             $  7,035            $ 6,518

Investing activities
Restricted cash                                           -              1,000
Purchase of property,  plant and equipment             (615)              (374)
Purchase of minority interest in subsidiary          (4,963)               (70)
Patents and trademarks                                 (248)              (216)
Proceeds from sale of property                           23                  -
                                                    -------            -------
Net cash provided by (used in)
  investing activities                               (5,803)               340

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                     1,953                  6
Principal payments on notes payable                     (33)           (15,012)
Proceeds from issuance of notes payable                   -              4,137
Net proceeds from (payments on) lines of credit      (1,242)             3,536
Capital lease payments                                  (33)                (6)
Issuance of warrants                                      -                247
Increase in financing costs                               -               (110)
Net cash provided by (used in)                      -------            -------
  financing activities                                  645             (7,202)

Effect of exchange rates on cash                         73                 65
                                                    -------            -------
Net increase (decrease) in cash and
     cash equivalents                                 1,950               (279)
Cash and cash equivalents at beginning of period     48,817              1,202
                                                    -------            -------
Cash and cash equivalents at end of period         $ 50,767            $   923
                                                   ========            =======
Supplemental Disclosure:

     Cash paid for interest                        $     57            $   813

     Cash paid for income taxes                    $     23            $     -



                       See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                  (amounts in thousands except per share data)
                                   (Unaudited)

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

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2003 contained therein.

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date using the Black Scholes pricing model prescribed under SFAS 123, the Company's net earnings and net earnings per share would approximate the pro-forma amounts as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                             2004        2003
                                                             ----        ----
             Net income:
              As reported                                 $  5,108   $   3,802
              Deduct:  (total stock-based  employee
              compensation expense determined
              under fair  value based method, net of
              related taxes)                                   (40)       (137)
                                                             -----       -----
              Pro forma                                   $  5,068   $   3,665
                                                             =====       =====
             Net income per share:
                Basic:
                  As reported                             $   0.24   $    0.23
                  Pro forma                                   0.24        0.22
                Diluted:
                  As reported                             $   0.22   $    0.22
                  Pro forma                                   0.22        0.21



No options were granted during the three months ended March 31, 2004 and March 31, 2003, respectively.

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


3.        Inventory

     Inventory consists of the following:

                                          March 31, 2004    December 31, 2003
                                          --------------    ------------------
         Raw materials                      $  7,074             $  6,444
         Work-in-process                       2,785                1,945
         Finished goods                        9,275                8,583
                                              ------               ------
           Total                              19,134               16,972
                                              ------               ------


4.        Comprehensive Income

     The Company's total comprehensive income was as follows:


                                        Three Months Ended
                                             March 31,
                                         2004       2003
                                         ----       ----
     Net income                        $ 5,108    $ 3,802
     Other comprehensive income
      (loss):
        Change in equity due to
         foreign currency
         translation adjustments          (221)       285
                                       -------    -------
     Comprehensive income              $ 4,887    $ 4,087
                                       =======    =======

5.      Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. The changes in the net carrying amount of goodwill for the three months ended March 31, 2004 consist of the following:
                                                      Industrial/
                                         POS/OEM        Optical         Total
                                        ---------     ----------      ---------

      Balance as of December 31, 2003   $   6,858      $  10,678      $  17,536
      Purchase of minority interest in
        subsidiaries                        4,732              -          4,732
      Currency translation adjustments       (125)             -           (125)
                                        ---------      ---------      ---------
      Balance as of March 31, 2004      $  11,465      $  10,678      $  22,143
                                        =========      =========      =========

Identifiable Intangibles

The Company had identifiable intangible assets with a net book value of $6.7 million and $6.6 million as of March 31, 2004 and December 31, 2003, respectively.

The following table reflects the components of identifiable intangible assets:


                                        March 31, 2004      December 31, 2003
                                    --------------------- ----------------------
                        Amortizable   Gross                Gross
                           Life     Carrying Accumulated  Carrying  Accumulated
                          (years)    Amount  Amortization  Amount   Amortization
                        ----------- --------------------- ----------------------
Patents and Trademarks      17        7,392     (2,064)     7,143     (1,959)
Holographic Technology      10        1,082       (859)     1,082       (830)
Advance license fee         17        2,000       (853)     2,000       (824)
                                     ------     ------     ------     ------
   Total                             10,474     (3,776)    10,225     (3,613)
                                     ======     ======     ======     ======


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate, and has recorded $163 and $149 of amortization expense for the three months ended March 31, 2004 and 2003, respectively.

6.      Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the quarters ended March 31, 2004 or 2003.

The Company manages its business on a business segment basis and divides the business into two major segments: Industrial Scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales for the three months ended March 31, 2004 and 2003 were as follows:


                                                2004        2003
                                                ----        ----
Business segment net sales:
     POS/OEM                                $  31,105      26,666
     Industrial/Optical                         8,595       5,205
                                            ---------------------
     Total                                     39,700      31,871
                                            ---------------------
Business segment gross profit:
     POS/OEM                                $  16,744      10,946
     Industrial/Optical                         2,907       1,820
                                            ---------------------
     Total                                     19,651      12,766
                                            ---------------------
Business segment operating income (loss):
     POS/OEM                                $   6,853       3,626
     Industrial/Optical                         1,701         (28)
                                            ---------------------
     Total                                      8,554       3,598
                                            ---------------------
Total other income (expenses)               $    (315)      1,186
                                            ---------------------
Income before income taxes                  $   8,239       4,784
                                            ---------------------

7.       Acquisitions

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed 3 promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the three months ended March 31, 2004, the Company paid one promissory note in the amount of $75 with the two remaining promissory notes payable on February 4, 2005 and February 4, 2006, respectively.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into a purchasing agreement to purchase the remaining 49% interest in MEI for a purchase price of 5.9 million euros. Payments are being made in twelve quarterly installments over three years which commenced August 5, 2003 and matures April 3, 2006. As of March 31, 2004 we had purchased an additional 13.99%, of which 4.1% was purchased during the first quarter of 2004 for approximately 0.5 million euros, or $0.6 million at the exchange rate on March 31, 2004.

Metrologic Eria France ("MEF")

On March 19, 2004, the Company entered into a purchasing agreement to purchase the remaining 49% minority interest of MEF for a purchase price of 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004. As of March 31, 2004 we owned 100% of MEF.

The Company accounted for this acquisition under the purchase method of accounting.

8.       Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or "FIN 46." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in VIEs created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 and related interpretations had no significant impact on our consolidated financial position, consolidated results of operations or liquidity.

9.      Legal Matters

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that the Company was in breach of the terms of the License Agreement between the Company and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that the Company was in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in the Company's favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) the Company's allegedly infringing products are royalty bearing products, as defined under the Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, the Company withdrew its Demand for Arbitration, and the parties have briefed the threshold issue of arbitrability in this matter on Symbol's remaining counterclaims. In March 2004, the parties argued their respective positions to the arbitrator and no decision has yet been reached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the United States and international economies and other economic factors that directly or indirectly affect the demand for our products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) the potential impact on production and sales resulting from any future outbreak of Severe Acute Respiratory Syndrome ("SARS") in Asian and other markets; (vii) the effects of and changes in trade, monetary and fiscal policies, laws, regulations and other activities of government, agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered product to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xi) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity;
(xiii) and the potential impact of terrorism and international hostilities.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2003 contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The Condensed Consolidated Financial Statements for the three months ended March 31, 2004 and 2003 are unaudited.

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

Success factors critical to our business include sales growth through continued penetration in existing and new markets, maintaining a highly responsive and cost efficient infrastructure, achieving the financial flexibility to ensure that we can respond to new market opportunities in order to return value to our shareholders and selective pursuit of strategic acquisitions.

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have recently concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States. During 2003, we were awarded significant contracts from some major customers in both our POS/OEM and Industrial/Optical business segments. A significant portion of the shipments related to these orders occurred in the first quarter of 2004 contributing to the quarter over quarter sales growth of 24.6%. In addition, we continued to invest in developing new and improved products to meet the changing needs of our existing customers. A significant portion of our product development was focused on the introduction of POS and industrial products that will allow us to penetrate new markets that we have not previously served. During the first quarter of 2004, we began to recognize the benefits of the new products developed during fiscal 2003 as sales for the three months ended March 31, 2004 benefited by approximately $1.1 million related to these new product developments. Furthermore, we currently have several promising new products in the pipeline with anticipated rollouts throughout the remainder of fiscal 2004. We continue to believe 2004 sales will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continually strive to reduce our manufacturing costs through product engineering and design efforts. During the three months ended March 31, 2004, we continued to realize the benefits of these process improvements through lower direct material costs, direct labor costs, royalty costs and related overhead costs. In addition, the construction of our manufacturing facility in Suzhou, China continued on schedule, which will nearly double the size of the existing China operations and more importantly, will take advantage of cost efficiencies through lower direct labor costs.

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. In October 2003, we completed a follow-on public offering, which provided us with net proceeds of $55.5 million. We used a portion of those net proceeds to pay down existing indebtedness and purchase our Blackwood, NJ facility. We intend to use the remaining net proceeds to fund working capital requirements in the future for continued growth of our business. As of March 31, 2004, we had total debt of approximately $4.2 million compared to $14.4 million as of March 31, 2003. Furthermore, we had cash and cash equivalents of approximately $50.8 million as of March 31, 2004. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. In March 2004, we purchased the remaining 49% interest in Metrologic Eria France for approximately 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004.

Forward-looking statements contained in this overview are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. For a list of the factors that could cause actual results to differ from expectations, refer to the section above on Forward Looking Statements.

Results of Operations

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.

                                                 Three Months Ended
                                                      March 31,
                                                2004            2003
                                                ----            ----

       ($ in Thousands)
       POS/OEM                           $      31,105  $       26,666
       Industrial & Optical:
            Industrial                           5,209           3,084
            Optical                              3,386           2,121
                                                ------          ------
               Total Industrial                  8,595           5,205
                                                ------          ------
       Total Company                     $      39,700  $       31,871
                                                ======          ======


Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of our products are manufactured in our U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to such foreign currencies. We expect, however, that the manufacture of our point-of-sale ("POS") products in our Suzhou, China facility will increase in 2004, which will result in reduced labor and manufacturing costs in our POS scanners. In the three months ended March 31, 2004, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro, when compared to the comparable period in 2003.

The following table sets forth certain information as to our sales by geographical location:

                                              Three Months Ended
                                                  March 31,
                                   2004         %           2003          %
                                   ----                     ----
($ in Thousands)

North America                     17,262      43.5%        14,219        44.6%
Europe                            16,929      42.6%        13,757        43.2%
Rest of World                      5,509      13.9%         3,895        12.2%
                                  ------     ------        ------       ------
  Total                    $      39,700     100.0%  $     31,871       100.0%
                                  ======     ======        ======       ======


Three Months Ended March 31, 2004 Compared with Three Months Ended March 31,
2003

Sales increased 24.6% to $39.7 million in the three months ended March 31, 2004 from $31.9 million in the three months ended March 31, 2003. Sales of our POS and original equipment manufacturers ("OEM") products increased by 16.6%, sales of industrial products increased by 68.9% and sales of optical systems increased by 59.6%. Approximately $2.3 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar. POS/OEM sales increased approximately $4.6 million due to increased unit sales of handheld and in-counter scanners, of which $1.1 million was attributed to the introduction of new products during 2003. These factors were partially offset by a decrease of approximately $1.9 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector, primarily in Europe.

The increase in industrial products sales is attributable to a contract with a major airline customer for bar code scanning equipment and installation services to build and install scanning stations and tunnels for use in baggage handling systems. The increase in optical systems sales reflects an increase in customer funded research and development programs in the first quarter of 2004.

International sales accounted for $22.4 million, or 56.5% of total sales, in the three months ended March 31, 2004 and $17.7 million, or 55.4% of total sales, in the three months ended March 31, 2003. The largest portion of the growth in international sales was from increased sales in Europe. The increase in European sales is attributable to increased unit volume along with the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. No individual customer accounted for 10.0% or more of sales in the three months ended March 31, 2004 or 2003.

Cost of sales increased to $20.0 million in the three months ended March 31, 2004 from $19.1 million in the three months ended March 31, 2003. As a percentage of sales, cost of sales decreased from 59.9% in 2003 to 50.5% in 2004. The decrease in the percentage of cost of sales can be attributed to the following key factors:

o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o A decrease in direct labor and manufacturing costs as a percent of sales as a result of increased unit production in our Suzhou, China facility.
o A decrease in direct material costs as a percent of sales resulting from product redesigns and our engineering efforts to reduce bill of material costs.
o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2004. o A decrease in royalty costs due to reduction in the number of products covered by the agreement between Symbol Technologies and the Company

Selling, general and administrative ("SG&A") expenses increased 26.6% to $9.4 million in the three months ended March 31, 2004 from $7.4 million for the three months ended March 31, 2003. As a percentage of sales, SG&A expenses increased slightly from 23.2% of sales in the three months ended March 31, 2003 to 23.6% of sales in the corresponding period in 2004. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2004, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased professional service fees and an increase in salaries and wages and incentive compensation expense.

R&D expenses remained relatively flat in dollars at $1.7 million for the three months ended March 31, 2004 compared to $1.8 million in the corresponding period in 2003; however, as a percent of sales, R&D expenses decreased to 4.3% of sales from 5.5% of sales. The decrease in R&D expenses as a percent of sales can be attributed to more engineers working specifically on customer funded research programs during 2004 and higher sales volume in 2004. Costs of the engineers working on such programs are charged to costs of sales for the time spent on the programs.

Net interest income/expense reflects net interest income of $0.01 million for the three months ended March 31, 2004 compared with net interest expense of $0.5 million for the comparable period in 2003. The decrease can be attributed to the following factors: (i) lower interest expense and related borrowings outstanding in 2004 due to repayments and/or termination of outstanding debt issuances during fiscal 2003 and (ii) higher interest income due to higher cash and cash equivalent balance resulting from proceeds received from the follow-on public offering that closed in October 2003.

Other income/expense reflects net other expense of $0.3 million for the three months ended March 31, 2004 compared with net other income of $1.6 million for the comparable period in 2003. The change can be attributed to (i) a $2.2 million gain in 2003 on the early repayment of subordinated debt related to the acquisition of AOA in 2003, (ii) $0.5 million of bank charges in 2003 incurred in connection with our efforts to refinance our bank debt and restructure our overall debt position (iii) and foreign exchange losses of approximately $0.2 million in 2004 as compared with foreign exchange gains of $0.03 million in 2003.

Net income was $5.1 million, or $0.22 per diluted share for the three months ended March 31, 2004 compared with net income of $3.8 million or $0.22 per diluted share in 2003. Net income reflects a 38% effective tax rate for both periods. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.05 per diluted share as compared to the corresponding period in 2003.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by fluctuation decreases in seasonal demand from European customers in our third quarter.

Liquidity and Capital Resources

Operating activities

Net cash provided from operations was $7.0 million and $6.5 million for the three-month periods ended March 31, 2004 and 2003, respectively. Net cash provided by operating activities for the three months ended March 31, 2004 can be attributed primarily to net income of $5.1 million, depreciation and amortization of approximately $0.9 million, increases in accounts payable and accrued expenses offset by increases in inventory and accounts receivable.

Our working capital increased $2.1 million or 2.8% to $76.2 million as of March 31, 2004 from $74.1 million as of December 31, 2003. The key component of the increase in working capital was an increase in inventory of $2.2 million as a result of a buildup in the inventory levels resulting from longer delivery cycle of finished goods from the Suzhou, China facility as we increase our production volume in Suzhou, along with higher inventory levels at AOA and a decrease in short term debt of approximately $1.3 million.

Investing activities

Cash used in investing activities was $5.8 million for the three months ended March 31, 2004 as compared to cash provided by investing activities of $0.3 million for the comparable period in 2003. The increase in cash used in investing activities is primarily due to (i) the quarterly installment made to purchase the 49% minority interest of Metrologic Eria Iberica, (ii) the purchase of the remaining 49% interest in Metrologic Eria France (See "Acquisition of Minority Interests" below for additional information), and (iii) increase in cash used for property, plant and equipment purchases of $0.6 million primarily for manufacturing expansion related investments as well as manufacturing automation and information technology related equipment.

Financing activities

Cash provided by financing activities was $0.6 million for the three months ended March 31, 2004 compared to cash used in financing activities of $7.2 million for the comparable period in 2003. Cash provided by financing activities for the three months ended March 31, 2004 consist of $2.0 million of proceeds from the exercise of stock options and employee stock purchase plan offset by $1.2 million of net repayments on outstanding lines of credit.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we have selectively entered into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and
(ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at March 31, 2004.

Acquisition of Minority Interests

Our original 51% minority interests in Metrologic Eria Iberica and Metrologic Eria France contained options for us to purchase the remaining 49% interests. In August 2003, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria Iberica for approximately 5.9 million euros, or $6.8 million at the exchange rate on September 30, 2003, over three years commencing in August 2003. As of March 31, 2004, we had purchased an additional 13.99%, of which 4.1% was purchased during the first quarter of 2004, for approximately 0.5 million euros, or $0.6 million at the exchange rate on March 31, 2004.

In March 2004, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria France for approximately 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004. As of March 31, 2004, we owned 100% of Metrologic Eria France.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or "FIN 46." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in VIEs created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 and related interpretations had no significant impact on our consolidated financial position, consolidated results of operations or liquidity.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

The information contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 is hereby incorporated herein by reference.

Item 4- Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer. These officers concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company is made known to these officers by other employees of the Company, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. On February 12, 2004, the Lemelson Partnership filed motions to alter or amend the Court's judgment and requesting additional findings of fact to support the findings of law in the court's decision. The Auto ID companies will vigorously oppose these motions.

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

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) Metrologic's allegedly infringing products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, we withdrew our Demand for Arbitration, and the parties have now briefed the threshold issue of arbitrability in this matter on Symbol's remaining counterclaims. In March 2004, the parties argued their respective positions to the arbitrator and no decision has yet been reached.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

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


        (b) Reports on Form 8-K.

                On February 13, 2004 and February 17, 2004, we furnished pursuant to Item 12, certain information regarding our Results of Operations and Filing Condition on current reports on Form 8-K.

                On February 20, 2004, we filed a Current Report on Form 8-K reporting certain information pursuant to Item 5 of Form 8-K regarding the resignation of Thomas E. Mills IV, President and Chief Operating Officer of Metrologic.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   METROLOGIC INSTRUMENTS, INC.



Date: May 7, 2004                  By:/s/ C. Harry Knowles
      ------------                 ----------------------------------------
                                   C. Harry Knowles
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)





Date: May 7, 2004                  By:/s/ Kevin J. Bratton
      ------------                 -----------------------------------------
                                   Kevin J. Bratton
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index                                                     Page Number



31.1     Certification by Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.               23

31.2     Certification by Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.               24

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Executive Officer
         of the Company.                                              25

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906  of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer
         of the Company.                                              26

Exhibit 31.1

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




Date: May 7, 2004                           /s/ C. Harry Knowles
                                            ----------------------------------
                                            By: C. Harry Knowles
                                            Chief Executive Officer

Exhibit 31.2
                                 CERTIFICATIONS


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




Date: May 7, 2004                           /s/ Kevin J. Bratton
                                            ----------------------------------
                                            By: Kevin J. Bratton
                                            Chief Financial Officer

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ C. Harry Knowles
------------------------------------
By: C. Harry Knowles
Chief Executive Officer
May 7, 2004


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

EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Kevin J. Bratton
------------------------------------
By: Kevin J. Bratton
Chief Financial Officer
May 7, 2004


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