Form 10-Q
period 2004-06-30
METROLOGIC INSTRUMENTS INC
filed 2004-08-03
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended June 30, 2004

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes X    No __

As of July 26, 2004, there were 21,555,399 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX

                                                                            Page

No.
Part I -  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 2004 (unaudited) and December 31, 2003                   3

          Condensed Consolidated Statements of Operations (unaudited)
          -Three and Six Months Ended June 30, 2004 and 2003                4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          -Six Months Ended June 30, 2004 and 2003                          5

          Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       19

Item 4.   Controls and Procedures                                          19

Part II - Other Information
Item 1.   Legal Proceedings                                                21
Item 4.   Submission of Matters to a Vote of Security Holders              22
Item 6.   Exhibits and Reports on Form 8-K                                 23

Signatures                                                                 24

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                      Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                       June 30,    December 31,
Assets                                                   2004         2003
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $ 52,390     $ 48,817
        Accounts receivable, net of allowances
          of $599 and $485, respectively                 28,873       27,369
        Inventory                                        22,484       16,972
        Deferred income taxes                             1,757        1,758
        Other current assets                              3,216        3,692
                                                       --------     --------
     Total current assets                               108,720       98,608

     Property,  plant and equipment, net                 17,134       16,940
     Patents and trademarks,  net                         5,503        5,184
     Holographic technology,  net                           194          252
     Advance license fee, net                             1,118        1,176
     Goodwill                                            22,593       17,536
     Other assets                                           135          204
                                                       --------     --------
     Total assets                                      $155,397     $139,900
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  3,696     $  4,886
        Current portion of notes payable                    239          321
        Accounts payable                                  9,701        7,482
        Accrued expenses                                 14,369       11,518
        Deferred contract revenue                           694          289
                                                       --------     --------
     Total current liabilities                           28,699       24,496

     Notes payable,  net of current portion                 212          320
     Deferred income taxes                                3,517        3,515
     Other liabilities                                    3,808        3,961

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  30,000,000 shares
            authorized; 21,540,925 and 20,807,884 shares
            issued and outstanding at June 30, 2004 and
            December 31, 2003, respectively                  215         208
        Additional paid-in capital                        82,689      80,201
        Retained earnings                                 37,771      28,482
        Accumulated other comprehensive loss              (1,514)     (1,283)
                                                       ---------    --------
        Total shareholders' equity                       119,161     107,608
                                                       ---------    --------
     Total liabilities and shareholders' equity        $ 155,397    $139,900
                                                       =========    ========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (amounts in thousands except share and per share data)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                      2004        2003        2004        2003
                                      ----        ----        ----        ----

Sales                            $   40,990 $    31,851 $    80,690 $    63,722
Cost of sales                        22,749      18,444      42,798      37,549
                                  ---------  ----------  ----------  ----------

Gross profit                         18,241      13,407      37,892      26,173

Selling, general and administrative
   expenses                           9,099       7,845      18,473      15,252
Research and development expenses     2,124       1,763       3,847       3,524
                                 ----------  ----------  ----------  ----------

Operating income                      7,018       3,799      15,572       7,397

Other income (expenses)
   Interest income                      138           8         248          13
   Interest expense                    (114)       (280)       (213)       (744)
   Foreign currency transaction
      gain (loss)                      (227)        130        (465)        155
   Gain on extinguishment of debt         -           -           -       2,200
   Other expense, net                   (72)       (129)       (160)       (709)
                                 ----------  ----------  ----------  ----------

   Total other income (expenses)       (275)       (271)       (590)        915
                                 ----------  ----------  ----------  ----------

Income before income tax
   provision                          6,743       3,528      14,982       8,312

Income tax provision                  2,562       1,341       5,693       2,323
                                 ----------  ----------  ----------  ----------

Net income                      $     4,181 $     2,187 $     9,289 $     5,989
                                 ==========  ==========  ==========  ==========

Basic income per share:

   Weighted average shares
     outstanding                 21,503,690  16,579,772  21,327,194  16,498,718
                                 ==========  ==========  ==========  ==========
   Basic income per share       $      0.19 $      0.13 $      0.44 $      0.36
                                 ==========  ==========  ==========  ==========

Diluted income per share:

   Weighted average shares
     outstanding                 21,503,690  16,579,772  21,327,194  16,498,718
   Net effect of dilutive
     securities                   1,450,468   1,975,568   1,633,317   1,310,630
                                 ----------  ----------   ---------  ----------

   Total shares outstanding
     used in computing diluted
     income per share            22,954,158  18,555,340  22,960,511  17,809,348
                                 ==========  ==========  ==========  ==========
   Diluted income per share     $      0.18 $      0.12 $      0.40 $      0.34
                                 ==========  ==========  ==========  ==========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                   ---------------------------
                                                     2004               2003
                                                   --------           --------
Operating activities

Net cash provided by
  operating activities                             $ 10,025            $ 8,278

Investing activities
Restricted cash                                           -              1,000
Purchase of property,  plant and equipment           (1,735)              (660)
Purchase of minority interest in subsidiary          (5,556)               (70)
Patents and trademarks                                 (532)              (422)
Proceeds from sale of property                           31                  -
                                                    -------            -------
Net cash used in
  investing activities                               (7,792)              (152)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                     2,495              1,693
Principal payments on notes payable                    (172)           (15,686)
Proceeds from issuance of notes payable                   -              4,109
Net (payments on) proceeds from lines of credit      (1,082)             2,364
Capital lease payments                                  (67)               (22)
Issuance of warrants                                      -                247
Increase in financing costs                               -               (110)
Net cash provided by (used in)                      -------            -------
  financing activities                                1,174             (7,405)

Effect of exchange rates on cash                        166               (235)
                                                    -------            -------
Net increase in cash and
     cash equivalents                                 3,573                486
Cash and cash equivalents at beginning of period     48,817              1,202
                                                    -------            -------
Cash and cash equivalents at end of period         $ 52,390            $ 1,688
                                                   ========            =======
Supplemental Disclosure:
     Cash paid for interest                        $    122            $ 1,098
                                                   ========            =======
     Cash paid for income taxes                    $  2,256            $ 1,033
                                                   ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                  (amounts in thousands except per share data)
                                   (Unaudited)

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

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                           2004     2003      2004     2003
                                           ----     ----      ----     ----
 Net income:
  As reported                            $ 4,181  $ 2,187    $ 9,289  $ 5,989
  Deduct:  (total stock-based  employee
  compensation expense determined
  under fair  value based method, net of
  related taxes)                            (263)    (139)      (303)    (275)
                                         -------  -------    -------  -------
  Pro forma                              $ 3,918  $ 2,048    $ 8,986  $ 5,714
                                         =======  =======    =======  =======
 Net income per share:
   Basic:
    As reported                          $  0.19  $  0.13    $  0.44  $  0.36
    Pro forma                               0.18     0.12       0.42     0.35
   Diluted:
    As reported                          $  0.18  $  0.12    $  0.40  $  0.34
    Pro forma                               0.17     0.11       0.39     0.32

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


3.        Inventory

     Inventory consists of the following:

                                           June 30, 2004    December 31, 2003
                                          --------------    ------------------
         Raw materials                      $  8,197             $  6,444
         Work-in-process                       2,746                1,945
         Finished goods                       11,541                8,583
                                              ------               ------
           Total                            $ 22,484             $ 16,972
                                              ------               ------

4.        Comprehensive Income

     The Company's total comprehensive income was as follows:

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                         2004       2003       2004     2003
                                         ----       ----       ----     ----

     Net income                        $ 4,181    $ 2,187    $ 9,289  $ 5,989
     Other comprehensive (loss)
      income:
        Change in equity due to
         foreign currency
         translation adjustments           (10)       528       (231)     813
                                       -------    -------   --------  -------
     Comprehensive income              $ 4,171    $ 2,715   $  9,058  $ 6,802
                                       =======    =======   ========  =======

5.       Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. The changes in the net carrying amount of goodwill for the six months ended June 30, 2004 consist of the following:
                                                      Industrial/
                                         POS/OEM        Optical         Total
                                        ---------     ----------      ---------

      Balance as of December 31, 2003   $   6,858      $  10,678      $  17,536
      Purchase of minority interest in
        subsidiaries                        5,225              -          5,225
      Currency translation adjustments       (168)             -           (168)
                                        ---------      ---------      ---------
      Balance as of June 30, 2004       $  11,915      $  10,678      $  22,593
                                        =========      =========      =========

Identifiable Intangibles

The Company had identifiable intangible assets with a net book value of $6.8 million and $6.6 million as of June 30, 2004 and December 31, 2003, respectively.

The following table reflects the components of identifiable intangible assets:


                                        June 30, 2004       December 31, 2003
                                    --------------------- ----------------------
                        Amortizable   Gross                Gross
                           Life     Carrying Accumulated  Carrying  Accumulated
                          (years)    Amount  Amortization  Amount   Amortization
                        ----------- --------------------- ----------------------
Patents and Trademarks      17        7,675     (2,172)     7,143     (1,959)
Holographic Technology      10        1,082       (888)     1,082       (830)
Advance license fee         17        2,000       (882)     2,000       (824)
                                     ------     ------     ------     ------
   Total                             10,757     (3,942)    10,225     (3,613)
                                     ======     ======     ======     ======


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $329 and $321 of amortization expense for the six months ended June 30, 2004 and 2003, respectively

6.      Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues for the three-month and six-month periods ended June 30, 2004 and 2003.

The Company manages its business on a business segment basis and divides the business into two major segments: Industrial Scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales for the three-month and six-month periods ended June 30, 2004 and 2003 were as follows:


                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        2004       2003      2004      2003
                                        ----       ----      ----      ----
Business segment net sales:
     POS/OEM                         $  32,084     26,337    63,189    53,003
     Industrial/Optical                  8,906      5,514    17,501    10,719
                                      ---------------------------------------
     Total                              40,990     31,851    80,690    63,722
                                      ---------------------------------------
Business segment gross profit:
     POS/OEM                         $  15,692     11,496    32,436    22,442
     Industrial/Optical                  2,549      1,911     5,456     3,731
                                      ---------------------------------------
     Total                              18,241     13,407    37,892    26,173
                                      ---------------------------------------
Business segment operating income:
     POS/OEM                         $   6,276      3,415    13,516     7,042
     Industrial/Optical                    742        384     2,056       355
                                      ---------------------------------------
     Total                               7,018      3,799    15,572     7,397
                                      ---------------------------------------
Total other (expenses) income        $    (275)      (271)     (590)      915
                                      ---------------------------------------
Income before income taxes           $   6,743      3,528    14,982     8,312
                                      ---------------------------------------

7.       Acquisitions

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed 3 promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the six months ended June 30, 2004, the Company paid one promissory note in the amount of $75 with the two remaining promissory notes payable on February 4, 2005 and February 4, 2006, respectively.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI for a purchase price of 5.9 million euros. Payments are being made in twelve quarterly installments over three years which commenced August 5, 2003 and matures April 3, 2006. As of June 30, 2004, we had purchased an additional 18.04%, of which 4.1% was purchased during the second quarter of 2004 for approximately 0.5 million euros, or $0.6 million at the exchange rate on June 30, 2004.

Metrologic Eria France ("MEF")

On March 19, 2004, the Company entered into an agreement to purchase the remaining 49% minority interest of MEF for a purchase price of 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004. As of June 30, 2004, we owned 100% of MEF.

The Company accounted for this acquisition under the purchase method of accounting.

8.       Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the Carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46 and related interpretations had no significant impact on our consolidated financial position, consolidated results of operations or liquidity.

9.       Legal Matters

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that the Company was in breach of the terms of the License Agreement between the Company and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that the Company was in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in the Company's favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims in the Arbitration asserting that (a) the Company's allegedly infringing products are royalty bearing products, as defined under the Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, the Company withdrew its Demand for Arbitration, and the parties have briefed the threshold issue of arbitrability in this matter on Symbol's remaining counterclaims. In March 2004, the parties argued their respective positions to the arbitrator and the arbitrator reached a decision that the parties should move forward with the arbitration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the United States and international economies and other economic factors that directly or indirectly affect the demand for our products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) the effects of and changes in trade, monetary and fiscal policies, laws, regulations and other activities of government, agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (vii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered product to customers; (viii) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (ix) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (x) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xi) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity;
(xii) and the potential impact of terrorism and international hostilities.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2003 contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2004 and 2003 are unaudited.

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

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have recently concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States. During 2003 and 2004, we were awarded significant contracts from some major customers in our POS/OEM and Industrial/Optical business segments. A significant portion of the shipments related to these orders occurred in the first six months of 2004 contributing to our year over year sales growth of 26.6%. Another key factor in this double-digit sales growth has been our ability to continue our growth in eastern Europe and throughout Asia, which we believe will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility, which is scheduled to be completed in the third quarter of 2004. In addition, we continued to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new POS and industrial products that will allow us to penetrate new markets that we have not previously served and gain market share in our existing markets. During the first six months of 2004, we began to recognize the benefits of the new products introduced during fiscal 2003 as sales of these products for the three and six months ended June 30, 2004 were approximately $2.3 million and $3.3 million, respectively. Furthermore, we currently have several promising new products in the pipeline with anticipated rollouts throughout the remainder of fiscal 2004 and early 2005. We continue to believe 2004 sales will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs. During the three and six months ended June 30, 2004, we continued to realize the benefits of these process improvements. In addition, the expansion of our manufacturing facility in Suzhou, China continued on schedule. This expansion will nearly double the size of the existing China operations and more importantly, will provide cost efficiencies through lower direct labor costs.

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. In October 2003, we completed a follow-on public offering, which provided us with net proceeds of $55.5 million. We used a portion of those net proceeds to pay down existing indebtedness and purchase our Blackwood, NJ facility. We intend to use the remaining net proceeds to fund working capital requirements in the future for continued growth of our business. As of June 30, 2004, we had total debt of approximately $4.1 million compared to $12.7 million as of June 30, 2003. Furthermore, we had cash and cash equivalents of approximately $52.4 million as of June 30, 2004. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     2004       2003        2004       2003
                                     ----       ----        ----       ----

       ($ in Thousands)
       POS/OEM                   $  32,084  $  26,337      63,189     53,003
       Industrial & Optical:
            Industrial               3,620      2,923       8,829      6,007
            Optical                  5,286      2,591       8,672      4,712
                                  --------   --------     -------   --------
               Total Industrial      8,906      5,514      17,501     10,719
                                  --------   --------     -------   --------
       Total Company             $  40,990  $  31,851    $ 80,690  $  63,722
                                  ========   ========     =======   ========



Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of our products are manufactured in our U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to such foreign currencies. We expect, however, that the manufacture of our point-of-sale ("POS") products in our Suzhou, China facility will increase in 2004, which will result in reduced labor and manufacturing costs in our POS scanners. For the three and six months ended June 30, 2004, sales were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro, when compared to the comparable period in 2003.

The following table sets forth certain information as to our sales by geographical location:

                           Three Months Ended           Six Months Ended
                              June 30,                       June 30,
                   2004     %      2003     %      2004     %      2003     %
                   ----            ----            ----            ----
($ in Thousands)

North America     17,004  41.5%    3,364  42.0%   34,266  42.5%   27,583  43.3%
Europe            16,385  40.0%   13,602  42.7%   33,314  41.3%   27,359  42.9%
Rest of World      7,601  18.5%    4,885  15.3%   13,110  16.2%    8,780  13.8%
                 ------- -----   ------- -----   ------- -----   ------- -----
  Total          $40,990 100.0%  $31,851 100.0%  $80,690 100.0%  $63,722 100.0%
                 ======= =====   ======= =====   ======= =====   ======= =====

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Sales increased 28.7% to $41.0 million in the three months ended June 30, 2004 from $31.9 million in the three months ended June 30, 2003. Sales of our POS and original equipment manufacturers ("OEM") products increased by 21.8%, sales of industrial products increased by 23.8% and sales of optical systems increased by 104%. Approximately $0.8 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar. POS/OEM sales increased approximately $4.2 million due to increased unit sales of handheld and in-counter scanners, of which $2.3 million was attributed to the introduction of new products during 2003. These factors were partially offset by a decrease of approximately $2.0 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector, primarily in Europe.

The increase in industrial products sales is attributable to a contract with a major airline customer for bar code scanning equipment and installation services to build and install scanning stations and tunnels for use in baggage handling systems as well as another significant contract within the industrial market. The increase in optical systems sales reflects an increase in customer funded research and development programs and an increase in the scope of work for selected cost plus type contracts during the three months ended June 30, 2004.

International sales accounted for $24.0 million, or 58.5% of total sales, for the three months ended June 30, 2004 and $18.5 million, or 58.0% of total sales, for the three months ended June 30, 2003. The predominant portion of the growth in international sales was from increased sales in Rest of World territory, primarily Asia. The increase in this territory is attributable to higher volume through increased market growth. No individual customer accounted for 10.0% or more of sales in the three months ended June 30, 2004 or 2003.

Cost of sales increased to $22.7 million in the three months ended June 30, 2004 from $18.4 million in the three months ended June 30, 2003. As a percentage of sales, cost of sales decreased from 57.9% in 2003 to 55.5% in 2004. The decrease in the percentage of cost of sales can be attributed to the following key factors:

o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2004.
o Lower variable overhead charges, including a decrease in rent expenses due to the purchase of the Blackwood manufacturing facility in December 2003 and decrease in indirect labor attributed to efficiencies in manufacturing engineering and product support efforts.
o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol Technologies and the Company.

     The decreases noted above are largely offset by an increase in material and labor costs associated with the procurement of a contract with a significant customer in the industrial business. While this investment may have a negative near-term margin impact, we believe this is an important element of our strategy to continue our penetration into new and existing markets.

Selling, general and administrative ("SG&A") expenses increased 16.0% to $9.1 million in the three months ended June 30, 2004 from $7.8 million for the three months ended June 30, 2003. As a percentage of sales, SG&A expenses decreased from 24.6% of sales in the three months ended June 30, 2003 to 22.2% of sales in the corresponding period in 2004. The increase in SG&A expenses can be attributed to increased variable selling expenses associated with the higher sales volume in 2004, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased professional service fees, increased tax expenses associated with stock options and an increase in salaries and wages.

Research & development ("R&D") expenses increased 20.5% to $2.1 million in the three months ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003. As a percentage of sales, R&D expenses decreased slightly from 5.5% of sales in the three months ended June 30, 2003 to 5.2% of sales in the corresponding period in 2004, which can be attributed to higher sales volume in 2004. In absolute dollars the increase in R&D expenses, which consists of higher salaries and higher R&D material costs, is attributed to ongoing new product development efforts.

Net interest income/expense reflects net interest income of $0.02 million for the three months ended June 30, 2004 compared with net interest expense of $0.3 million for the comparable period in 2003. The decrease can be attributed to the following factors: (i) lower interest expense and related borrowings outstanding in 2004 due to repayments and/or termination of outstanding debt issuances during fiscal 2003 and (ii) higher interest income due to higher cash and cash equivalent balance resulting from proceeds received from the follow-on public offering that closed in October 2003.

Other income/expense reflects net other expense of $0.3 million for the three months ended June 30, 2004 compared with net other income of $0.01 million for the comparable period in 2003. The change can be attributed to foreign exchange losses of approximately $0.2 million in 2004 as compared with foreign exchange gains of $0.1 million in 2003.

Net income was $4.1 million, or $0.18 per diluted share for the three months ended June 30, 2004 compared with net income of $2.2 million or $0.12 per diluted share in 2003. Net income reflects a 38% effective tax rate for both periods. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.02 per diluted share as compared to the corresponding period in 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Sales increased 26.6% to $80.7 million for the six months ended June 30, 2004 from $63.7 million in the six months ended June 30, 2003. Sales of our POS and OEM products increased by 19.2%, sales of industrial products increased by 47.0% and sales of optical systems increased by 84.0%. Approximately $2.9 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar. POS/OEM sales increased approximately $9.4 million due to increased unit sales of handheld and in-counter scanners, of which $3.3 million was attributed to the introduction of new products during 2003. These factors were partially offset by a decrease of approximately $4.3 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector, primarily in Europe.

The increase in industrial products sales is attributable to a contract with a major airline customer for bar code scanning equipment and installation services to build and install scanning stations and tunnels for use in baggage handling systems as well as another significant contract within the industrial market. The increase in optical systems sales reflects an increase in customer funded research and development programs and an increase in the scope of work for selected cost type contracts during the six months ended June 30, 2004.

International sales accounted for $46.4 million, or 57.5% of total sales, for the six months ended June 30, 2004 and $36.1 million, or 56.7% of total sales, for the six months ended June 30, 2003. The predominant portion of the growth in international sales was from increased sales in Rest of World territory, primarily Asia. The increase in this territory is attributable to higher volume through increased market growth.

Cost of sales increased to $42.8 million for the six months ended June 30, 2004 from $37.5 million for the six months ended June 30, 2003. As a percentage of sales, cost of sales decreased from 58.9% in 2003 to 53.0% in 2004. The decrease in the percentage of cost of sales can be attributed to the following key factors:

o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o A decrease in direct material costs as a percent of sales resulting from product redesigns and our engineering efforts to reduce bill of material costs.
o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2004.
o Lower variable overhead charges, including a decrease in rent expenses due to the purchase of the Blackwood manufacturing facility in December 2003 and decrease in indirect labor attributed to efficiencies in manufacturing engineering and product support efforts.
o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol Technologies and the Company.

     The decreases noted above are partially offset by an increase in material and labor costs associated with the procurement of a contract with a significant customer in the industrial business. While this investment may have a negative near-term margin impact, we believe this is an important element of our strategy to continue our penetration into new and existing markets.

SG&A expenses increased 21.3% to $18.5 million for the six months ended June 30, 2004 from $15.2 million for the six months ended June 30, 2003. As a percentage of sales, SG&A expenses decreased slightly from 23.9% of sales for the six months ended June 30, 2003 to 22.9% of sales in the corresponding period in 2004. The increase in SG&A expenses can be attributed to increased variable selling expenses associated with the higher sales volume in 2004, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased professional service fees, increased tax expenses associated with stock options and an increase in salaries and wages.

R&D expenses increased 9.2% to $3.8 million in the six months ended June 30, 2004 from $3.5 million for the six months ended June 30, 2003. As a percentage of sales, R&D expenses decreased slightly from 5.5% of sales in the six months ended June 30, 2003 to 4.8% of sales in the corresponding period in 2004, which can be attributed to higher sales volume in 2004. In absolute dollars, the increase in R&D expenses, which consists of higher salaries and higher R&D material costs, is attributed to ongoing new product development efforts.

Net interest income/expense reflects net interest income of $0.03 million for the six months ended June 30, 2004 compared with net interest expense of $0.7 million for the comparable period in 2003. The decrease can be attributed to the following factors: (i) lower interest expense and related borrowings outstanding in 2004 due to repayments and/or termination of outstanding debt issuances during fiscal 2003 and (ii) higher interest income due to higher cash and cash equivalent balance resulting from proceeds received from the follow-on public offering that closed in October 2003.

Other income/expense reflects net other expense of $0.6 million for the six months ended June 30, 2004 compared with net other income of $1.6 million for the comparable period in 2003. The change can be attributed to (i) a $2.2 million gain in 2003 on the early repayment of subordinated debt related to the acquisition of AOA in 2003, (ii) $0.5 million of charges in 2003 incurred in connection with our efforts to refinance our bank debt and restructure our overall debt position (iii) and foreign exchange losses of approximately $0.5 million in 2004 as compared with foreign exchange gains of $0.2 million in 2003.

Net income was $9.3 million, or $0.40 per diluted share for the six months ended June 30, 2004 compared with net income of $6.0 million or $0.34 per diluted share in 2003. Net income reflects a 38% effective tax rate in 2004, as compared with 28% in 2003. The lower effective tax rate in 2003 is attributable to the $2.2 million gain on early extinguishment of debt which, for tax purposes, will be treated as a reduction of the purchase price of AOA, and as such will not be subject to federal or state income tax. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.08 per diluted share as compared to the corresponding period in 2003.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by decreases in seasonal demand from European customers in our third quarter.

Liquidity and Capital Resources

Operating activities

Net cash provided from operations was $10.0 million and $8.3 million for the six-month periods ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities for the six months ended June 30, 2004 can be attributed primarily to net income of $9.3 million, depreciation and amortization of approximately $1.9 million, increases in accounts payable and accrued expenses offset by increases in inventory and accounts receivable.

Our working capital increased $5.9 million or 8.0% to $80.0 million as of June 30, 2004 from $74.1 million as of December 31, 2003. The key component of the increase in working capital was an increase in cash of $3.6 million, an increase in inventory of $5.5 million as a result of a buildup in the inventory levels resulting from longer delivery cycle of finished goods from the Suzhou, China facility as we increase our production volume in Suzhou, along with higher inventory levels at AOA, a decrease in short term debt of approximately $1.2 million, offset by an increase in accrued expenses and accounts payable of $5.0 million.

Investing activities

Cash used in investing activities was $7.8 million for the six months ended June 30, 2004 as compared to $0.2 million for the comparable period in 2003. The increase in cash from investing activities is primarily due to (i) the quarterly installment made to purchase the 49% minority interest of Metrologic Eria Iberica, (ii) the purchase of the remaining 49% interest in Metrologic Eria France (See "Acquisition of Minority Interests" below for additional information), and (iii) increase in cash used for property, plant and equipment purchases of $1.1 million primarily for manufacturing expansion related investments as well as manufacturing automation and information technology related equipment.

Financing activities

Cash provided by financing activities was $1.2 million for the six months ended June 30, 2004 compared to cash used in financing activities of $7.4 million for the comparable period in 2003. Cash provided by financing activities for the six months ended June 30, 2004 consists primarily of $2.5 million of proceeds from the exercise of stock options and employee stock purchase plan offset by $1.1 million of net repayments on outstanding lines of credit.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we have selectively entered into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and
(ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at June 30, 2004.

Acquisition of Minority Interests

Our original 51% minority interests in Metrologic Eria Iberica and Metrologic Eria France contained options for us to purchase the remaining 49% interests. In August 2003, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria Iberica for approximately 5.9 million euros, or $6.8 million at the exchange rate on September 30, 2003, over three years commencing in August 2003. As of June 30, 2004, we had purchased an additional 18.04%, of which 4.1% was purchased during the second quarter of 2004, for approximately
0.5 million euros, or $0.6 million at the exchange rate on June 30, 2004.

In March 2004, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria France for approximately 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004. As of June 30, 2004, we owned 100% of Metrologic Eria France.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the Carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46 and related interpretations had no significant impact on our consolidated financial position, consolidated results of operations or liquidity.

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

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. On June 23, 2004, the Lemelson Partnership filed its notice to appeal the judge's decision.

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

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims in the Arbitration asserting that (a) Metrologic's allegedly infringing products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, we withdrew our Demand for Arbitration, and the parties have now briefed the threshold issue of arbitrability in this matter on Symbol's remaining counterclaims. In March 2004, the parties argued their respective positions to the arbitrator and the arbitrator reached a decision that the parties should move forward with the arbitration.

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

E.       PSC Scanning, Inc. v. Metrologic

On May 17, 2004, PSC Scanning, Inc. ("PSC") filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. The Company believes that PSC's claims are wholly without merit and intends to vigorously defend against them. The Company has filed an answer and counterclaims to the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 27, 2004. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.


                  (1) The vote of the common shareholders for the election of Richard C. Close, John H. Mathias, and William Rulon-Miller as directors to serve a three-year term ending in 2007 were as follows:


                           Number of Votes For         Name

                           18,184,987                  Richard C. Close
                           18,789,136                  John H. Mathias
                           14,918,419                  William Rulon-Miller

                  (2) The vote of the common shareholders with respect to the approval of the 2004 Equity Incentive Plan were as follows:

     15,229,919  For            1,379,565  Against           2,581,401  Abstain
     ----------                 ---------                    ---------


                  (3) The vote of the common shareholders for the appointment of Ernst & Young as our independent auditors for the fiscal year ending December 31, 2004 was as follows:

     19,134,109  For            54,876  Against           0  Abstain
     ----------                 ------                    -

         The directors whose terms continue after the Annual Meeting of Shareholders referenced above are C. Harry Knowles, Janet H. Knowles, Stanton Meltzer and Hsu Jau Nan.

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


         (b) Reports on Form 8-K.

                On June 22, 2004, we filed a Current Report on Form 8-K reporting certain information pursuant to Item 5 of Form 8-K regarding the resignation of C. Harry Knowles as Chief Operating Officer and the appointment of Benny Noens as Chief Executive Officer and President of Metrologic.

                On June 2, 2004 and April 27, 2004, we furnished pursuant to
                Item 12, certain information regarding our Results of Operations and Filing Condition on current report on Form 8-K.

                On April 23, 2004, we furnished pursuant to Item 12, certain information regarding our Results of Operations and Filing Condition on current report on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   METROLOGIC INSTRUMENTS, INC.



Date: August 3, 2004               By:/s/ Benny Noens
      ------------                 ----------------------------------------
                                   Benny Noens
                                   Chief Executive Officer
                                   (Principal Executive Officer)





Date: August 3, 2004               By:/s/ Kevin J. Bratton
      ------------                 -----------------------------------------
                                   Kevin J. Bratton
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index                                                     Page Number



31.1     Certification by Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.               26

31.2     Certification by Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.               27

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Executive Officer
         of the Company.                                              28

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906  of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer
         of the Company.                                              29

Exhibit 31.1

                                 CERTIFICATIONS


I, Benny Noens, certify that:

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




Date: August 3, 2004                        /s/ Benny Noens
                                            ----------------------------------
                                            By: Benny Noens
                                            Chief Executive Officer and
                                            President

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




Date: August 3, 2004                        /s/ Kevin J. Bratton
                                            ----------------------------------
                                            By: Kevin J. Bratton
                                            Chief Financial Officer

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny Noens, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Benny Noens
------------------------------------
By: Benny Noens
Chief Executive Officer and President
August 3, 2004


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

EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Kevin J. Bratton
------------------------------------
By: Kevin J. Bratton
Chief Financial Officer
August 3, 2004


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