Form 10-Q
period 2004-09-30
METROLOGIC INSTRUMENTS INC
filed 2004-11-12
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2004

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

As of November 9, 2004, there were 21,619,484 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX

                                                                            Page

No.
Part I -  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          September 30, 2004 (unaudited) and December 31, 2003              3

          Condensed Consolidated Statements of Operations (unaudited)
          -Three and Nine Months Ended September 30, 2004 and 2003          4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          -Nine Months Ended September 30, 2004 and 2003                    5

          Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       20

Item 4.   Controls and Procedures                                          20

Part II - Other Information
Item 1.   Legal Proceedings                                                21
Item 6.   Exhibits                                                         23

Signatures                                                                 24

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                      Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)


                                                    September 30,  December 31,
Assets                                                   2004         2003
                                                       --------     --------
                                                      (Unaudited)
     Current assets:
        Cash and cash equivalents                      $ 44,858     $ 48,817
        Accounts receivable, net of allowances
          of $563 and $485, respectively                 31,557       27,369
        Inventory                                        24,299       16,972
        Deferred income taxes                             1,757        1,758
        Other current assets                              2,517        3,692
                                                       --------     --------
     Total current assets                               104,988       98,608

     Property,  plant and equipment, net                 18,315       16,940
     Goodwill                                            23,213       17,536
     Other intangibles, net                              19,910        6,612
     Other assets                                           120          204
                                                       --------     --------
     Total assets                                      $166,546     $139,900
                                                       ========     ========

Liabilities and shareholders' equity

     Current liabilities:
        Current portion of lines of credit             $  4,567     $  4,886
        Current portion of notes payable                  2,176          321
        Accounts payable                                  8,436        7,482
        Accrued expenses                                 17,541       11,518
        Deferred contract revenue                           508          289
                                                       --------     --------
     Total current liabilities                           33,228       24,496

     Notes payable,  net of current portion               2,127          320
     Deferred income taxes                                3,516        3,515
     Other liabilities                                    3,622        3,961

     Shareholders' equity:
        Preferred stock,  $0.01 par value: 500,000 shares
            authorized;  none issued                          -            -
        Common stock,  $0.01 par value:  30,000,000 shares
            authorized; 21,564,308 and 20,807,884 shares
            issued and outstanding at June 30, 2004 and
            December 31, 2003, respectively                  216         208
        Additional paid-in capital                        82,791      80,201
        Retained earnings                                 42,453      28,482
        Accumulated other comprehensive loss              (1,407)     (1,283)
                                                       ---------    --------
        Total shareholders' equity                       124,053     107,608
                                                       ---------    --------
     Total liabilities and shareholders' equity        $ 166,546    $139,900
                                                       =========    ========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (amounts in thousands except share and per share data)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                      2004        2003        2004        2003
                                      ----        ----        ----        ----

Sales                            $   44,156 $    32,587 $   124,846 $    96,309
Cost of sales                        24,088      18,803      66,886      56,352
                                  ---------  ----------  ----------  ----------

Gross profit                         20,068      13,784      57,960      39,957

Selling, general and administrative
   expenses                          10,997       7,547      29,470      22,798
Research and development expenses     1,824       1,686       5,671       5,210
                                 ----------  ----------  ----------  ----------

Operating income                      7,247       4,551      22,819      11,949

Other income (expenses)
   Interest income                      170          13         418          25
   Interest expense                    (107)       (348)       (320)     (1,092)
   Foreign currency transaction
      gain (loss)                       330         184        (135)        339
   Gain on extinguishment of debt         -           -           -       2,200
   Other expense, net                   (88)       (114)       (248)       (824)
                                 ----------  ----------  ----------  ----------

   Total other income (expenses)        305        (265)       (285)        648
                                 ----------  ----------  ----------  ----------

Income before income tax
   provision                          7,552       4,286      22,534      12,587

Income tax provision                  2,870       1,630       8,563       3,952
                                 ----------  ----------  ----------  ----------

Net income                      $     4,682 $     2,656 $    13,971 $     8,645
                                 ==========  ==========  ==========  ==========

Basic income per share:

   Weighted average shares
     outstanding                 21,554,724  16,995,066  21,403,037  16,664,168
                                 ==========  ==========  ==========  ==========
   Basic income per share       $      0.22 $      0.16 $      0.65 $      0.52
                                 ==========  ==========  ==========  ==========

Diluted income per share:

   Weighted average shares
     outstanding                 21,554,724  16,995,066  21,403,037  16,664,168
   Net effect of dilutive
     securities                   1,393,028   2,129,804   1,553,221   1,583,688
                                 ----------  ----------   ---------  ----------

   Total shares outstanding
     used in computing diluted
     income per share            22,947,752  19,124,870  22,956,258  18,247,856
                                 ==========  ==========  ==========  ==========
   Diluted income per share     $      0.20 $      0.14 $      0.61 $      0.47
                                 ==========  ==========  ==========  ==========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                       Nine Months Ended
                                                         September 30,
                                                   ---------------------------
                                                     2004               2003
                                                   --------           --------
Operating activities

Net cash provided by
  operating activities                             $ 13,937            $ 7,083

Investing activities
Restricted cash                                           -              1,000
Payment for acquired business                        (9,100)                 -
Purchase of property,  plant and equipment           (3,742)            (1,166)
Purchase of minority interest in subsidiary          (6,139)              (864)
Patents and trademarks                                 (839)              (677)
Proceeds from sale of property                           43                  -
                                                    -------            -------
Net cash used in
  investing activities                              (19,777)            (1,707)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                     2,598              2,658
Principal payments on notes payable                    (142)           (13,789)
Proceeds from issuance of notes payable                   -              4,141
Net (payments on) proceeds from lines of credit        (325)             2,014
Capital lease payments                                 (102)               (45)
Issuance of warrants                                      -                247
Increase in financing costs                               -               (110)
Net cash provided by (used in)                      -------            -------
  financing activities                                2,029             (4,884)

Effect of exchange rates on cash                       (148)              (334)
                                                    -------            -------
Net (decrease) increase in cash and
     cash equivalents                                (3,959)               158
Cash and cash equivalents at beginning of period     48,817              1,202
                                                    -------            -------
Cash and cash equivalents at end of period         $ 44,858            $ 1,360
                                                   ========            =======
Supplemental Disclosure:
     Cash paid for interest                        $    194            $ 1,365
                                                   ========            =======
     Cash paid for income taxes                    $  2,705            $ 1,962
                                                   ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                  (amounts in thousands except per share data)
                                   (Unaudited)


1.       Business

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in one-dimensional and two-dimensional bar code reading, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom electro-optical and opto-mechanical systems which include wavefront correction, industrial inspection, and scanning and dimensioning systems for commercial and government customers. The Company's products are sold in more than 110 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

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

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date using the Black-Scholes pricing model prescribed under SFAS 123, the Company's net earnings and net earnings per share would approximate the pro-forma amounts as follows:

                                        Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                           2004     2003      2004     2003
                                           ----     ----      ----     ----
 Net income:
  As reported                            $ 4,682  $ 2,656    $13,971  $ 8,645
  Deduct:  (total stock-based  employee
  compensation expense determined
  under fair  value based method, net of
  related taxes)                            (166)    (121)      (469)    (396)
                                         -------  -------    -------  -------
  Pro forma                              $ 4,516  $ 2,535    $13,502  $ 8,249
                                         =======  =======    =======  =======
 Net income per share:
   Basic:
    As reported                          $  0.22  $  0.16    $  0.65  $  0.52
    Pro forma                               0.21     0.15       0.63     0.50
   Diluted:
    As reported                          $  0.20  $  0.14    $  0.61  $  0.47
    Pro forma                               0.20     0.13       0.59     0.45

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


3.        Inventory

     Inventory consists of the following:

                                       September 30, 2004   December 31, 2003
                                          --------------    ------------------
         Raw materials                      $  8,265             $  6,444
         Work-in-process                       2,686                1,945
         Finished goods                       13,348                8,583
                                              ------               ------
           Total                            $ 24,299             $ 16,972
                                              ------               ------

4.        Comprehensive Income

     The Company's total comprehensive income was as follows:

                                        Three Months Ended   Nine Months Ended
                                          September 30,         September 30,
                                         2004       2003       2004     2003
                                         ----       ----       ----     ----

     Net income                        $ 4,682    $ 2,656    $13,971  $ 8,645
     Other comprehensive (loss)
      income:
        Change in equity due to
         foreign currency
         translation adjustments            107       128       (124)     941
                                       -------    -------   --------  -------
     Comprehensive income              $ 4,789    $ 2,784   $ 13,847  $ 9,586
                                       =======    =======   ========  =======

5.       Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. The changes in the net carrying amount of goodwill for the nine months ended September 30, 2004 consist of the following:

                                                      Industrial/
                                         POS/OEM        Optical         Total
                                        ---------     ----------      ---------

      Balance as of December 31, 2003   $   6,858      $  10,678      $  17,536
      Purchase of minority interest in
        subsidiaries                        5,693              -          5,693
      Currency translation adjustments        (16)             -            (16)
                                        ---------      ---------      ---------
      Balance as of September 30, 2004  $  12,535      $  10,678      $  23,213
                                        =========      =========      =========

Identifiable Intangibles

The Company had identifiable intangible assets with a net book value of $19,900 million and $6,600 million as of September 30, 2004 and December 31, 2003, respectively.

The following table reflects the components of identifiable intangible assets:

                                     September 30, 2004     December 31, 2003
                                    --------------------- ----------------------
                        Amortizable   Gross                Gross
                           Life     Carrying Accumulated  Carrying  Accumulated
                          (years)    Amount  Amortization  Amount   Amortization
                        ----------- --------------------- ----------------------
Patents and Trademarks      17        7,982     (2,284)     7,143     (1,959)
Holographic Technology      10        1,082       (916)     1,082       (830)
Advance license fee         17        2,000       (912)     2,000       (824)
Computer software            5       12,258          -          -          -
Covenants not to compete     3          700          -          -          -
                                     ------     ------     ------     ------
   Total                             24,022     (4,112)    10,225     (3,613)
                                     ======     ======     ======     ======

The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $499 and $492 of amortization expense for the nine months ended September 30, 2004 and 2003, respectively

6.     Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues for the three-month and nine-month periods ended September 30, 2004 and 2003.

The Company manages its business on a business segment basis and divides the business into two major segments: Industrial Scanning and Optical; and Point of Sale ("POS")/Original Equipment Manufacturers ("OEM"). Sales for the three-month and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        2004       2003      2004      2003
                                        ----       ----      ----      ----
Business segment net sales:
     POS/OEM                         $  34,553     26,109    97,742    79,112
     Industrial/Optical                  9,603      6,478    27,104    17,197
                                      ---------------------------------------
     Total                              44,156     32,587   124,846    96,309
                                      ---------------------------------------
Business segment gross profit:
     POS/OEM                         $  17,343     11,819    49,962    34,260
     Industrial/Optical                  2,725      1,965     7,998     5,697
                                      ---------------------------------------
     Total                              20,068     13,784    57,960    39,957
                                      ---------------------------------------
Business segment operating income:
     POS/OEM                         $   6,220      3,978    19,736    11,020
     Industrial/Optical                  1,027        573     3,083       929
                                      ---------------------------------------
     Total                               7,247      4,551    22,819    11,949
                                      ---------------------------------------
Total other (expenses) income        $     305       (265)     (285)      648
                                      ---------------------------------------
Income before income taxes           $   7,552      4,286    22,534    12,597
                                     ---------------------------------------

7.       Acquisitions

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $13,000, including acquisition costs. The Company paid $9,050 at closing, and will pay $650 in March 2005, $1,300 in September 2005 and $1,950 in March 2006.
Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The Company has completed a preliminary purchase price allocation and assets acquired have been recorded at their estimated fair values. The consolidated statements of operations for the three and nine month periods ending September 30, 2004 reflect the results of Omniplanar since the effective date of the acquisition. The pro forma results of operations have not been provided because the effects were not material.

In connection with the acquisition, the Company allocated $12,958 to identifiable intangible assets comprising $12,258 of computer software which are being amortized over 5 years and $700 to a non-compete agreement which is being amortized over 3 years.

The following table summarizes the allocation of the purchase price of assets recorded at the date of acquisition. The Company is still finalizing our valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The Company expects this to be completed during the fourth quarter of 2004.

                                             September 30, 2004
                                                --------------

                Accounts receivable               $     17
                Property, plant and quipment            25
                Intangible assets                   12,958
                                                  --------
                Total cash paid                   $ 13,000
                                                  ========

The Company accounted for this acquisition under the purchase method of accounting.

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed three promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the nine months ended September 30, 2004, the Company paid one promissory note in the amount of $75 with the two remaining promissory notes payable on February 4, 2005 and February 4, 2006, respectively.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI for a purchase price of 5,900 euros. Payments are being made in twelve quarterly installments over three years which commenced August 5, 2003 and matures April 3, 2006. As of September 30, 2004, the Company had purchased an additional 22.1%, of which 4.0% was purchased during the third quarter of 2004 for approximately 500 euros, or $600 at the exchange rate on September 30, 2004.

Metrologic Eria France ("MEF")

On March 19, 2004, the Company entered into an agreement to purchase the remaining 49% minority interest of MEF for a purchase price of 3,600 euros, or $4,300 at the exchange rate on March 31, 2004. As of September 30, 2004, wthe Company owned 100% of MEF.

8.       Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46 and related revisions had no significant impact on our consolidated financial position, consolidated results of operations or liquidity.

9.       Legal Matters

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that the Company was in breach of the terms of the License Agreement between the Company and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that the Company was in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in the Company's favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims in the Arbitration asserting that (a) the Company's allegedly infringing products are royalty bearing products, as defined under the Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, the Company withdrew its Demand for Arbitration, and the parties briefed the threshold issue of arbitrability in this matter on Symbol's counterclaims in view of the decision rendered by the District Court. In May 2004, the arbitrator reached a decision that the parties should move forward with the arbitration of the issue of whether or not certain of the Company's products are royalty bearing products as defined under the Agreement. An arbitration hearing was held and the parties are awaiting a decision by the arbitrator.

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

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2003 contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2004 and 2003 are unaudited.

Executive Overview

We are experts in optical image capture and processing solutions. In recent years, we have increased sales, cash flow from operations and net income primarily through the introduction of new products and a focus on cost reduction activities to maintain a competitive advantage.

Success factors critical to our business include sales growth through continued penetration in existing and new markets, maintaining a highly responsive and cost efficient infrastructure, achieving the financial flexibility to ensure that we can respond to new market opportunities in order to return value to our shareholders and selective pursuit of strategic acquisitions.

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have recently concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States. During 2003 and 2004, we were awarded significant contracts from some major customers in our POS/OEM and Industrial/Optical business segments. A significant portion of the shipments related to these orders occurred in the first nine months of 2004 contributing to our year over year sales growth of 29.6%. Another key factor in this double-digit sales growth has been our ability to continue our growth in eastern Europe and throughout Asia, which we believe will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility which was completed in the third quarter of 2004. In addition, we continued to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new POS and industrial products that will allow us to penetrate new markets that we have not previously served and gain market share in our existing markets. During the first nine months of 2004, we began to recognize the benefits of the new products introduced during fiscal 2003 as sales of these products for the three and nine months ended September 30, 2004 were approximately $2.7 million and $6.0 million, respectively. Furthermore, we currently have several promising new products in the pipeline. We continue to believe sales for 2004 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs. During the three and nine months ended September 30, 2004, we continued to realize the benefits of these process improvements. In addition, the expansion of our manufacturing facility in Suzhou, China was completed during the third quarter of 2004. This expansion will nearly double the size of the existing China operations and more importantly, will provide cost efficiencies through lower direct labor costs.

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. In October 2003, we completed a follow-on public offering, which provided us with net proceeds of $55.5 million. We used a portion of those net proceeds to pay down existing indebtedness and purchase our Blackwood, New Jersey facility. We intend to use the remaining net proceeds to fund working capital requirements in the future for continued growth of our business. As of September 30, 2004, we had total debt of approximately $8.9 million compared to $12.7 million as of June 30, 2003. Furthermore, we had cash and cash equivalents of approximately $44.9 million as of September 30, 2004. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. In March 2004, we purchased the remaining 49% interest in Metrologic Eria France for approximately 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004. During September 2004, we acquired 100% of the common stock of Omniplanar Inc. ("Omniplanar"), an imaging software company for $13.0 million. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to our technology portfolio. Metrologic has licensed from Omniplanar the SwiftDecoder software since the year 2000 for use in our iQ(R) line of industrial vision-based products. We also intend to make use of the software in other products as well. By acquiring this 2D imaging technology we will be able to reduce our licensing costs for our current and future imaging-based products. We expect this acquisition to be accretive to sales and earnings on a prospective basis.

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

The following table sets forth certain information regarding our revenues by our two reportable business segments for the periods indicated.


                                    Three Months Ended    Nine Months Ended
                                      September 30,          September 30,
                                     2004       2003        2004       2003
                                     ----       ----        ----       ----

       ($ in Thousands)
       POS/OEM                   $  34,553  $  26,109      97,742     79,112
       Industrial & Optical:
            Industrial               3,763      3,820      12,592      9,844
            Optical                  5,840      2,658      14,512      7,353
                                  --------   --------     -------   --------
               Total Industrial      9,603      6,478      27,104     17,197
                                  --------   --------     -------   --------
       Total Company             $  44,156  $  32,587    $124,846  $  96,309
                                  ========   ========     =======   ========

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of our products are manufactured in our U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to such foreign currencies. We expect, however, that the manufacture of our point-of-sale ("POS") products in our Suzhou, China facility will increase in 2004 and beyond, which will result in reduced labor and manufacturing costs in our POS scanners. For the three and nine months ended September 30, 2004, sales were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro, when compared to the comparable period in 2003.

The following table sets forth certain information as to our sales by geographical location:


                       Three Months Ended              Nine Months Ended
                          September 30,                   September 30,
                   2004     %      2003     %      2004     %      2003     %
                   ----            ----            ----            ----
($ in Thousands)

North America     19,193  43.4%   14,530  44.6%   53,459  42.8%   42,113  43.7%
Europe            16,160  36.6%   12,253  37.6%   49,474  39.6%   39,612  41.1%
Rest of World      8,803  20.0%    5,804  17.8%   21,913  17.6%   14,584  15.2%
                 ------- -----   ------- -----   ------- -----   ------- -----
  Total          $44,156 100.0%  $32,587 100.0% $124,846 100.0%  $96,309 100.0%
                 ======= =====   ======= =====  ======== =====   ======= =====


Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Sales increased 35.5% to $44.2 million in the three months ended September 30, 2004 from $32.6 million in the three months ended September 30, 2003. Sales of our POS and original equipment manufacturers ("OEM") products increased by 32.3%, sales of industrial products decreased by 1.5% and sales of optical systems increased by 120%. Approximately $1.4 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar. POS/OEM sales increased approximately $9.2 million due to increased unit sales of handheld and in-counter scanners, of which $2.7 million was attributed to the introduction of new products during 2003. These factors were partially offset by a decrease of approximately $2.2 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector, primarily in Europe.

The decrease in our industrial sales is attributable to the winding down of a fixed priced contract during the third quarter of 2004. The increase in optical systems sales reflects an increase in customer-funded research and development programs and an increase in the scope of work for selected cost plus type contracts during the three months ended September 30, 2004.

International sales accounted for $25.0 million, or 56.6% of total sales, for the three months ended September 30, 2004 and $18.1 million, or 55.4% of total sales, for the three months ended September 30, 2003. The predominant portion of the growth in international sales was from increased sales in the Rest of World territory, primarily Asia. The increase in this territory is attributable to higher volume through increased market growth as countries continue to expand and develop. No individual customer accounted for 10.0% or more of sales in the three months ended September 30, 2004 or 2003.

Cost of sales increased to $24.1 million in the three months ended September 30, 2004 from $18.8 million in the three months ended September 30, 2003. As a percentage of sales, cost of sales decreased from 57.7% in 2003 to 54.6% in 2004. The decrease in the percentage of cost of sales can be attributed to the following key factors:

o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2004.
o A decrease in direct material costs as a percentage of sales resulting from productredesigns and our engineering efforts to reduce bill of material costs.
o Lower variable overhead charges, including a decrease in rent expenses due to the purchase of the Blackwood manufacturing facility in December 2003 and decrease in indirect labor attributed to efficiencies in manufacturing engineering and product support efforts.
o Increased utilization of our Suzhou, China facility resulting in cost efficiencies through lower direct labor costs.
o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol Technologies and the Company.

The decreases noted above are partially offset by an increase in material and labor costs associated with the procurement of a contract with a significant customer in the industrial business. While this investment may have a negative near-term margin impact, we believe this is an important element of our strategy to continue our penetration into new and existing markets.

Selling, general and administrative ("SG&A") expenses increased 45.7% to $11.0 million in the three months ended September 30, 2004 from $7.5 million for the three months ended September 30, 2003. As a percentage of sales, SG&A expenses increased from 23.1% of sales in the three months ended September 30, 2003 to 24.9% of sales in the corresponding period in 2004. The increase in SG&A expenses can be attributed to increased variable selling expenses associated with the higher sales volume in 2004, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased professional service fees related to our Sarbanes-Oxley section 404 compliance, increased legal expenses associated with ongoing litigation matters, and an increase in salaries and wages due to increased headcount.

Research & development ("R&D") expenses increased 8.2% to $1.8 million in the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003. As a percentage of sales, R&D expenses decreased slightly from 5.2% of sales in the three months ended September 30, 2003 to 4.1% of sales in the corresponding period in 2004, which can be attributed to higher sales volume in 2004. In absolute dollars the increase in R&D expenses, which consists of higher salaries and higher R&D material costs, is attributed to ongoing new product development efforts.

Net interest income/expense reflects net interest income of $0.1 million for the three months ended September 30, 2004 compared with net interest expense of $0.3 million for the comparable period in 2003. The decrease can be attributed to the following factors: (i) lower interest expense and related borrowings outstanding in 2004 due to repayments and/or termination of outstanding debt issuances during fiscal 2003 and (ii) higher interest income due to higher cash and cash equivalent balance resulting from proceeds received from the follow-on public offering that closed in October 2003.

Other income/expense reflects net other income of $0.2 million for the three months ended September 30, 2004 compared with net other income of $0.1 million for the comparable period in 2003. The change can be attributed to foreign exchange gains of approximately $0.3 million in 2004 as compared with foreign exchange gains of $0.2 million in 2003.

Net income was $4.7 million, or $0.20 per diluted share for the three months ended September 30, 2004 compared with net income of $2.7 million or $0.14 per diluted share in 2003. Net income reflects a 38% effective tax rate for both periods. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.04 per diluted share in 2004 as compared to the corresponding period in 2003.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Sales increased 29.6% to $124.8 million for the nine months ended September 30, 2004 from $96.3 million in the nine months ended September 30, 2003. Sales of our POS and OEM products increased by 23.5%, sales of industrial products increased by 27.9% and sales of optical systems increased by 97.4%. Approximately $5.2 million of the increase in POS/OEM sales resulted from the strengthening of the euro against the U.S. dollar. POS/OEM sales increased approximately $19.9 million due to increased unit sales of handheld and in-counter scanners, of which $6.0 million was attributed to the introduction of new products during 2003. These factors were partially offset by a decrease of approximately $6.4 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector, primarily in Europe.

The increase in industrial products sales is attributable to several significant new contracts in 2004 including a contract with a major airline customer for bar code scanning equipment and installation services to build and install scanning stations and tunnels for use in baggage handling systems. The increase in optical systems sales reflects an increase in customer-funded research and development programs and an increase in the scope of work for selected cost type contracts during the nine months ended September 30, 2004.

International sales accounted for $71.4 million, or 57.2% of total sales, for the nine months ended September 30, 2004 and $54.2 million, or 56.3% of total sales, for the nine months ended September 30, 2003. The predominant portion of the growth in international sales was from increased sales in Rest of World territory, primarily Asia. The increase in this territory is attributable to higher volume through increased market growth as these countries continue to expand and develop.

Cost of sales increased to $66.9 million for the nine months ended September 30, 2004 from $56.4 million for the nine months ended September 30, 2003. As a percentage of sales, cost of sales decreased from 58.5% in 2003 to 53.6% in 2004. The decrease in the percentage of cost of sales can be attributed to the following key factors:

o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o A decrease in direct material costs as a percent of sales resulting from product redesigns and our engineering efforts to reduce bill of material costs.
o More favorable product mix resulting from increased sales of certain more profitable handheld scanners and certain industrial products in 2004.
o Lower variable overhead charges, including a decrease in rent expenses due to the purchase of the Blackwood manufacturing facility in December 2003 and decrease in indirect labor attributed to efficiencies in manufacturing engineering and product support efforts.
o Increased utilization of our Suzhou, China facility resulting in cost efficiencies through lower direct labor costs.
o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol Technologies and the Company.

The decreases noted above are partially offset by an increase in material and labor costs associated with the procurement of a contract with a significant customer in the industrial business. While this investment may have a negative near-term margin impact, we believe this is an important element of our strategy to continue our penetration into new and existing markets.

SG&A expenses increased 29.3% to $29.5 million for the nine months ended September 30, 2004 from $22.8 million for the nine months ended September 30, 2003. As a percentage of sales, SG&A expenses decreased slightly from 23.7% of sales for the nine months ended September 30, 2003 to 23.6% of sales in the corresponding period in 2004. The increase in SG&A expenses, in absolute dollars, can be attributed to increased variable selling expenses associated with the higher sales volume in 2004, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased professional service fees related to our Sarbanes-Oxley section 404 compliance, increased legal expenses associated with ongoing litigation matters, increased tax expenses associated with stock options and an increase in salaries and wages.

R&D expenses increased 8.8% to $5.7 million in the nine months ended September 30, 2004 from $5.2 million for the nine months ended September 30, 2003. As a percentage of sales, R&D expenses decreased from 5.4% of sales in the nine months ended September 30, 2003 to 4.5% of sales in the corresponding period in 2004, which can be attributed to higher sales volume in 2004. In absolute dollars, the increase in R&D expenses, which consists of higher salaries and higher R&D material costs, is attributed to ongoing new product development efforts.

Net interest income/expense reflects net interest income of $0.1 million for the nine months ended September 30, 2004 compared with net interest expense of $1.1 million for the comparable period in 2003. The change can be attributed to the following factors: (i) lower interest expense and related borrowings outstanding in 2004 due to repayments and/or termination of outstanding debt issuances during fiscal 2003 and (ii) higher interest income due to higher cash and cash equivalent balance resulting from proceeds received from the follow-on public offering that closed in October 2003.

Other income/expense reflects net other expense of $0.4 million for the nine months ended September 30, 2004 compared with net other income of $1.7 million for the comparable period in 2003. The change can be attributed to (i) a $2.2 million gain in 2003 on the early repayment of subordinated debt related to the acquisition of AOA in 2003, (ii) $0.5 million of charges in 2003 incurred in connection with our efforts to refinance our bank debt and restructure our overall debt position (iii) and foreign exchange losses of approximately $0.1 million in 2004 as compared with foreign exchange gains of $0.3 million in 2003.

Net income was $14.0 million, or $0.61 per diluted share for the nine months ended September 30, 2004 compared with net income of $8.6 million or $0.47 per diluted share in 2003. Net income reflects a 38% effective tax rate in 2004, as compared with 31.4% in 2003. The lower effective tax rate in 2003 is attributable to the $2.2 million gain on early extinguishment of debt which, for tax purposes, was treated as a reduction of the purchase price of AOA, and as such was not subject to federal or state income tax. The decrease in the value of the U.S. dollar relative to other foreign currencies favorably affected diluted earnings per share by approximately $0.11 per diluted share as compared to the corresponding period in 2003.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by decreases in seasonal demand from European customers in our third quarter.

Liquidity and Capital Resources

Operating activities

Net cash provided from operations was $13.9 million and $7.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities for the nine months ended September 30, 2004 can be attributed primarily to net income of $14.0 million, depreciation and amortization of approximately $2.8 million, increases in accounts payable and accrued expenses of $7.4 million offset by increases in inventory and accounts receivable of $11.7 million.

Our working capital decreased $2.3 million or 3.2% to $71.8 million as of September 30, 2004 from $74.1 million as of December 31, 2003. The key components of the decrease in working capital were a decrease in cash of $4.0 million and an increase in current portion of debt of approximately $1.9 million as a result of the Omniplanar acquisition, an increase in accrued expenses and accounts payable of $7.0 million, offset by an increase in accounts receivable of $4.2 million attributed to higher sales volume, and an increase in inventory of $7.3 million as a result of a buildup in the inventory levels resulting from longer delivery cycles of finished goods as we increase our use of ocean shipments to maximize logistic efficiencies as well as to improve product availability so that we may capitalize on opportunities that require a timely delivery response.

Investing activities

Cash used in investing activities was $19.8 million for the nine months ended September 30, 2004 as compared to $1.7 million for the comparable period in 2003. The increase in cash used in investing activities is primarily due to (i) the closing of the Omniplanar acquisition (ii) the quarterly installment made to purchase the 49% minority interest of Metrologic Eria Iberica, (iii) the purchase of the remaining 49% interest in Metrologic Eria France (See "Acquisitions" below for additional information), and (iv) increase in cash used for property, plant and equipment purchases of $2.6 million primarily for manufacturing expansion related investments as well as manufacturing automation and information technology related equipment.

Financing activities

Cash provided by financing activities was $2.0 million for the nine months ended September 30, 2004 compared to cash used in financing activities of $4.9 million for the comparable period in 2003. Cash provided by financing activities for the nine months ended September 30, 2004 consists primarily of $2.6 million of proceeds from the exercise of stock options and employee stock purchase plan offset by $0.6 million of net repayments on outstanding lines of credit and other related debt obligations.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we have selectively, from time to time, entered into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include foreign currency forward exchange contracts with our primary bank for periods not exceeding nine months, which partially hedge sales to our German subsidiary. In addition, we have euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at September 30, 2004.

Acquisitions

Our original 51% minority interests in Metrologic Eria Iberica and Metrologic Eria France contained options for us to purchase the remaining 49% interests. In August 2003, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria Iberica for approximately 5.9 million euros, or $6.8 million at the exchange rate on September 30, 2003, over three years commencing in August 2003. As of September 30, 2004, we had purchased an additional 22.1%, of which 4.0% was purchased during the third quarter of 2004, for approximately 0.5 million euros, or $0.6 million at the exchange rate on September 30, 2004.

In March 2004, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria France for approximately 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004. As of September 30, 2004, we owned 100% of Metrologic Eria France.

In September 2004, we acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $13.0 million, including acquisition costs. The Company paid $9.05 million at closing, and will pay $0.65 million in March 2005, $1.3 million in September 2005 and $1.95 million in March 2006.

New Legislation

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. This new legislation contains tax relief for U.S. based manufacturing activities, reforms in the taxation of multinational businesses (including a temporary provision that allows, under certain conditions, an 85 percent dividend received deduction for certain dividends from controlled foreign corporations), and various items of business income tax relief. The Company is currently evaluating this new legislation and has yet to determine the impact of any actions, if any, it may take in response.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46 and related revisions had no significant impact on our consolidated financial position, consolidated results of operations or liquidity.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosure about market risk since the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4- Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer. These officers concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company is made known to these officers by other employees of the Company, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

On September 25, 2002, the District Court issued a trial order allocating thirty-four (34) days for the trial on this matter commencing November 18, 2002. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, and were invalid and unenforceable. On June 23, 2004, the Lemelson Partnership filed its notice to appeal the judge's decision.

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

On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy was pending. The stay was lifted on July 18, 2003, and the Court issued a ruling on the Markman hearing on August 26, 2003 entering a decision and order providing an interpretation of the claims in suit. On October 1, 2004, the parties argued several motions for summary judgment to the Court and are waiting for the Court's decision on those motions.

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims in the Arbitration asserting that (a) Metrologic's allegedly infringing products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In December 2003, the Company withdrew its Demand for Arbitration, and the parties briefed the threshold issue of arbitrability in this matter on Symbol's counterclaims in view of the decision rendered by the District Court. In May 2004, the arbitrator reached a decision that the parties should move forward with the arbitration of the issue of whether or not certain of the Company's products are royalty bearing products as defined under the Agreement. An arbitration hearing was held and the parties are awaiting a decision by the arbitrator.

D. Metrologic v. Symbol Technologies, Inc.

On June 18, 2003, the Company filed suit against Symbol Technologies, Inc. in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the 1996 Cross License Agreement between the parties (the "Cross License Agreement"). Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Cross License Agreement. This matter is still in discovery.

E.       PSC Scanning, Inc. v. Metrologic

On May 17, 2004, PSC Scanning, Inc. ("PSC") filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. The Company believes that PSC's claims are wholly without merit and intends to vigorously defend against them. The Company has filed an answer and counterclaims to the complaint, and the matter is now in the early stages of discovery.

Item 6.  Exhibits

         Exhibits:

                  10.1 Stock Purchase Agreement bewtween Omniplanar, Inc. and MTLG Investments Inc. dated September 24, 2004.

                  31.1 Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and
                           Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and
                           Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   METROLOGIC INSTRUMENTS, INC.



Date: November 12, 2004            By:/s/ Benny Noens
      -----------------            ----------------------------------------
                                   Benny Noens
                                   Chief Executive Officer
                                   (Principal Executive Officer)





Date: November 12, 2004            By:/s/ Kevin J. Bratton
      -----------------            -----------------------------------------
                                   Kevin J. Bratton
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index                                                     Page Number

10.1     Stock Purchase Agreement between Omniplanar, Inc. and
         MTLG Investments Inc. dated September 24, 2004.                25

31.1     Certification by Chief Executive Officer pursuant to
         Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as
         adopted pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.                                                   59

31.2     Certification by Chief Financial Officer pursuant to
         Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as
         adopted pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.                                                   60

32.1     Certification by Chief Executive Officer pursuant to
         Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and
         Section 1350 of Chapter 63 of Title 18 of the United
         States Code, as adopted pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002.                                61

32.2     Certification by Chief Financial Officer pursuant to
         Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and
         Section 1350 of Chapter 63 of Title 18 of the United
         States Code, as adopted pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002.                                62

Exhibit 10.1


                            STOCK PURCHASE AGREEMENT


                                  BY AND AMONG


                             MTLG INVESTMENTS, INC.


                                       AND


                 THE STOCKHOLDERS SET FORTH IN SCHEDULE A HERETO






                         Dated as of September 24, 2004

                                Table of Contents

                                                                          Page

1.       Definitions........................................................1
         1.2      Other Defined Terms.......................................3
         1.3      Usage of Terms............................................4
         1.4      References to Sections, Exhibit and Schedules.............4
2.       Purchase and Sale of Shares........................................5
         2.1      Purchase and Sale.........................................5
         2.2      Further Assurances........................................5
3.       Consideration......................................................5
4.       Representations and Warranties by the Sellers......................6
         4.1      Organization..............................................6
         4.2      Capitalization............................................6
         4.3      Authority.................................................7
         4.4      Charter Documents.........................................7
         4.5      Financial Statements......................................8
         4.6      Absence of Undisclosed Assets and Liabilities.............8
         4.7      Operations and Obligations................................8
         4.8      Properties................................................9
         4.9      Leases....................................................10
         4.10     Assets....................................................10
         4.11     Working Capital...........................................10
         4.12     Contracts.................................................10
         4.13     Absence of Default........................................12
         4.14     Insurance.................................................12
         4.15     Litigation................................................12
         4.16     Compliance with Law.......................................12
         4.17     Intellectual Property.....................................13
         4.18     Tax Matters...............................................13
         4.19     Employee Benefit Plans....................................15
         4.20     Environmental Laws........................................15
         4.21     Bank Accounts, Letters of Credit and Powers of Attorney...16
         4.22     Subsidiaries..............................................16
         4.23     Brokers' and Finders' Fees................................16
         4.24     Disclosure................................................16
5.       Representations and Warranties of Buyer............................16
         5.1      Organization..............................................16
         5.2      Authority.................................................16
         5.3      Litigation................................................17
         5.4      Financing.................................................17
         5.5      Brokers' and Finders' Fees................................17
6.       Covenants..........................................................17
         6.1      Tax Matters...............................................17
         6.2      Severance Rights..........................................19
         6.3      Actions by the Parties....................................19
         6.4      Other Agreements..........................................20
7.       Conditions.........................................................22
         7.1      Conditions Precedent to Each Party's Obligation to Close..22
         7.2      Conditions Precedent to Obligations of Buyer..............23
         7.3      Conditions Precedent to Obligations of Sellers............24
8.       Survival of Representations and Warranties.........................25
         8.1      Representations and Warranties............................25
9.       Indemnification....................................................25
         9.1      Limitation of Liability...................................25
         9.2      General Indemnification...................................25
         9.3      Claims....................................................26
         9.4      Objections to Claims......................................26
         9.5      Third-Party Claims........................................27
         9.6      Sellers' Representative...................................27
         9.7      Access....................................................28
10.      Set -off...........................................................28
11.      Expenses; Taxes....................................................28
12.      Press Releases.....................................................28
13.      Contents of Agreement; Parties in Interest; etc....................28
14.      Assignment and Binding Effect......................................28
15.      Notices............................................................29
16.      Amendment..........................................................30
17.      Governing Law......................................................30
18.      No Benefit to Others...............................................30
19.      Severability.......................................................30
20.      Section Headings...................................................30
21.      Schedules and Exhibit..............................................30
22.      Counterparts.......................................................30

         Exhibit A         Wire Instruction
         Exhibit B         Opinion of Counsel to Sellers
         Exhibit C         Opinion of Counsel to Buyer
         Exhibit D         Transition Services Agreement
         Exhibit E         Consulting Agreement

                            STOCK PURCHASE AGREEMENT

         This STOCK PURCHASE AGREEMENT (this "Agreement") dated as of September 24, 2004 is entered into by and among MTLG INVESTMENTS, INC., a Delaware corporation with an office located at 90 Coles Road, Blackwood, New Jersey 08012 ("Buyer") and each of the individuals set forth in Schedule A to this Agreement (each, a "Seller" and collectively, "Sellers").

                                    RECITALS

A. Sellers collectively own all the issued and outstanding shares of common stock, no par value per share ("Company Common Stock") of Omniplanar, Inc., a New Jersey corporation (the "Company"). Each Seller's shares of Company Common Stock are referred to in this Agreement as such "Seller's Shares."

B. The Company is engaged in the business of designing, developing, producing, testing and selling or licensing, enhancing, and supporting (i) software capable of locating and then decoding bar codes, 2D codes and other codes and (ii) other software products related to package sortation, including, but not limited to package segmentation, identification, inspection and dimensioning (the "Business").

C. Buyer desires to purchase from Sellers, and Sellers desire to sell to Buyer, all of the shares of Company Common Stock upon the terms and conditions contained in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing and the mutual representations, warranties, covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto intending to be legally bound do hereby agree as follows:

                                    AGREEMENT

1. Definitions. As used in this Agreement the terms set forth below shall have the following meanings:

                (a) "Affiliate" of a Person means any other Person who (i) directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with, such Person including an individual's spouse and minor children or (ii) owns more than five percent (5%) of the capital stock or equity interest in such Person.

                (b) "Benefit Plan" shall mean each "employee benefit plan" within the meaning of Section 3(3) of ERISA, and each other bonus, pension, profit sharing, deferred compensation, incentive compensation, stock ownership, stock purchase, stock option, phantom stock, equity compensation, retirement, vacation, severance, disability, death benefit, hospitalization, medical, employment, retention, change in control or other employee or retiree compensation or benefit plan, fund, program, arrangement or understanding (whether or not legally binding) that is sponsored, maintained or contributed to or required to be contributed to by the Company, a Seller or a Commonly Controlled Entity, or to which the Company, a Seller or a Commonly Controlled Entity is a party, whether written or oral, providing material benefits or compensation to any current or former employee, officer or director of the Company.

                (c) "Code" shall mean the Internal Revenue Code of 1986, as amended.

                (d) "Commonly Controlled Entity" means any trade or business, whether or not incorporated, that together with the Company or a Seller would be deemed a single employer within the meaning of Section 414(b),
(c), (m) or (o) of the Code.

                (e) "Control" shall mean the possession of the power, directly or indirectly, to direct or cause the direction of the management and policies of a Person whether through the ownership of voting securities, by contract or otherwise.

                (f) "Dollars" and "$" shall mean, unless otherwise specified, United States Dollars.

                (g) "Environmental Laws" shall mean all applicable federal, state, local or foreign laws, rules and regulations, orders, decrees, judgments, permits, filings and licenses relating (i) to protection and clean-up of the environment and activities or conditions related thereto, including those relating to the generation, handling, disposal, transportation or release of Hazardous Substances and (ii) the health or safety of employees in the workplace environment, all as amended from time to time, and shall also include any common law theory based on nuisance, trespass, negligence or other tortious conduct.

                (h) "Final Determination" shall mean (i) a decision of the United States Tax Court, or a decision, judgment, decree or other order by another court of competent jurisdiction, which has become final and is either no longer subject to appeal or for which a determination not to appeal has been made; (ii) a closing agreement made under Section 7121 of the Code or any comparable foreign, state, local or municipal Tax statute; (iii) any disallowance of a claim for refund or credit in respect of an overpayment of Tax unless a suit related thereto is filed on a timely basis; (iv) any final disposition by reason of the expiration of the applicable statute of limitations, or (v) the actual payment by the Company of Taxes.

                (i) "GAAP" shall mean United States generally accepted accounting principles, consistently applied.

                (j) "Hazardous Substances" shall mean any and all hazardous and toxic substances, wastes or materials, any pollutants, contaminants, or dangerous materials (including, but not limited to, polychlorinated biphenyls, PCBS, friable asbestos, volatile and semi-volatile organic compounds, oil, petroleum products and fractions, and any materials which include hazardous constituents or become hazardous, toxic, or dangerous when their composition or state is changed), or any other similar substances or materials which are included under or regulated by any Environmental Laws.

                (k) "Knowledge of the Sellers" shall mean the actual knowledge of the Sellers after due inquiry of all relevant employees of the Company and reasonable investigation of the Material Contracts and internal books and records of the Company.

                (l) "Liens" any liens, encumbrances, pledges, restrictive agreements, claims, security interests, mortgages, charges, escrows, options, proxies, rights of first refusal, preemptive rights, indentures, security agreements or imperfections, limitations, encumbrances or restrictions of any kind, character or nature whatsoever, direct or indirect.

                (m) "Material Adverse Effect" shall mean (unless otherwise specified) any condition or event that may: (a) have a material adverse effect on the assets, Business, financial condition, operations or prospects of the Company, (b) materially impair the ability of Sellers to perform their obligations under this Agreement, or (c) prevent or delay the consummation of transactions contemplated under this Agreement, other than as a result of business and economic conditions generally affecting the software industry and general economic conditions.

                (n) "Permitted Liens" shall mean (a) Liens for taxes, assessments, or similar charges, incurred in the ordinary course of business that are not yet due and payable or are being contested in good faith; (b) pledges or deposits made in the ordinary course of business; (c) Liens of mechanics, materialmen, warehousemen or other like Liens securing obligations incurred in the ordinary course of business that are not yet due and payable or are being contested in good faith; and (d) similar Liens and encumbrances which are incurred in the ordinary course of business and which do not in the aggregate materially detract from the value of such assets or properties or materially impair the use thereof in the operation of such business.

                (o) "Person" shall mean any individual, corporation, partnership, limited partnership, limited liability company, trust, association or entity or government agency or authority.

                (p) "Subsidiary" of a Person shall mean any corporation, partnership, joint venture or other entity in which such Person (a) owns, directly or indirectly, fifty percent (50%) or more of the outstanding voting securities or equity interests or (b) is a general partner.

                (q) "Tax" (and, with correlative meaning, "Taxes" and "Taxable") shall mean any federal, state, local or foreign net income, gross income, gross receipts, windfall profit, severance, property, production, sales, use, license, excise, franchise, employment, payroll, withholding, alternative or add-on minimum, ad valorem, value-added, transfer, stamp, or environmental tax, or any other tax, custom, duty, governmental fee or other like assessment or charge of any kind whatsoever, together with any interest or penalty, addition to tax or additional amount imposed by any governmental authority.

                (r) "Tax Return" shall mean any return, report or similar statement required to be filed with respect to any Tax (including any attached schedules), including, without limitation, any information return, claim for refund, amended return or declaration of estimated Tax.

        1.2 Other Defined Terms. The following terms shall have the meanings defined for such terms in the Sections set forth below:

              Defined Term                   Location of Definition

              2003 Balance Sheet                Section 4.5(a)
              AAA                               Section 9.4(b)
              Agreement                         Preamble
              Allocation                        Section 6.1(b)(ii)
              Business                          Recitals
              Buyer                             Preamble
              Buyer Notice                      Section 9.3(a)
              Cap                               Section 9.1(a)
              Closing                           Section 2.1(a)
              Closing Date                      Section 2.1(a)
              Closing Date Consideration        Section 3(a)
              Consideration                     Section 3
              Company                           Recitals
              Company Common Stock              Recitals
              Damages                           Section 9.2(a)
              Financial Statements              Section 4.5
              Indemnified Person                Section 9.2(a)
              Intellectual Property Rights      Section 4.17(a)
              IRS                               Section 4.18(a)
              June 30 Balance Sheet             Section 4.5(b)
              Laws                              Section 4.16
              Material Contracts                Section 4.12(o)
              Metrologic                        Section 6.4(j)
              Owned Assets                      Section 4.10(a)
              Personal Property Leases          Section 4.9(b)
              Post-Closing Returns              Section 6.1(d)
              Real Estate Leases                Section 4.9(a)
              Section 338(h)(10) Election       Section 6.1(a)
              Seller                            Preamble
              Seller's Shares                   Recitals
              Sellers                           Preamble
              Sellers' Representative           Section 9.6(a)
              Shares                            Section 4.2(a)
              Territory                         Section 6.4(c)(i)
              Threshold                         Section 9.1(b)
              Transition Services Agreement     Section 6.4(a)


        1.3 Usage of Terms. Except where the context otherwise requires, words importing the singular number shall include the plural number and vice versa.

        1.4 References to Sections, Exhibit and Schedules. All references in this Agreement to Sections (and other subdivisions), Exhibit and Schedules refer to the corresponding Sections (and other subdivisions), Exhibit and Schedules of or attached to this Agreement, unless the context expressly, or by necessary implication otherwise requires.

2.      Purchase and Sale of Shares.

        2.1 Purchase and Sale. Subject to the terms and conditions of this Agreement, on the Closing Date, each Seller shall sell, transfer, assign, convey and deliver to Buyer and Buyer shall purchase from each Seller such Seller's Shares, in each case, free and clear of all Liens. The closing of the purchase and sale of the Shares (the "Closing") shall take place simultaneously with the execution of this Agreement or on such other date and time as the parties may mutually agree (the "Closing Date"). At the Closing, Sellers (through Sellers' Representative) shall deliver to Buyer stock certificates representing the Shares along with fully executed stock powers or assignments separate from certificates and Buyer shall pay the Closing Date Consideration to Sellers in accordance with Schedule A.

        2.2 Further Assurances. If, at any time after the Closing Date, Buyer shall consider or be advised that any deeds, bills of sale, assignments or assurances or any other acts or things are necessary, desirable or proper (a) to vest, perfect or confirm, of record or otherwise, in Buyer its right to, and, title or interest in, the Shares or (b) otherwise to carry out the purposes of this Agreement, Buyer shall so advise Sellers' Representative in writing, and Sellers thereupon shall promptly execute and deliver all such deeds, bills of sale, assignments and assurances and do all such other acts and things necessary, desirable or proper to vest, perfect or confirm Buyer's right, title or interest in, to or under the Shares and otherwise to carry out the purposes of this Agreement.

3.      Consideration.

                (a) On the Closing Date, the Buyer shall deliver to Sellers by wire transfer (in accordance with the wire instructions set forth on Exhibit
A) of immediately available funds, the amount of Nine Million Fifty Thousand Dollars ($9,050,000) (the "Closing Date Consideration").

                (b) On the six (6) month anniversary of the Closing Date (or, on the next business day if such six month anniversary is a Saturday, Sunday or banking holiday in the State of New Jersey), the Buyer shall deliver to Sellers by wire transfer of immediately available funds, the amount of Six Hundred Fifty Thousand Dollars ($650,000), less the amounts (if any) withheld by the Buyer for any indemnification claim made pursuant to Section 9.

                (c)     On the one (1) year anniversary of the Closing Date
(or, on the next business day if such one year anniversary is a Saturday, Sunday or banking holiday in the State of New Jersey), the Buyer shall deliver to the Sellers by wire transfer of immediately available funds, the amount of One Million Three Hundred Dollars ($1,300,000), less the amounts (if any) withheld by the Buyer for any indemnification claim made pursuant to Section 9.

                (d) On the Eighteen (18) month anniversary of the Closing Date (or, on the next business day if such 18-month anniversary is a Saturday, Sunday or banking holiday in the State of New Jersey), the Buyer shall deliver to the Sellers by wire transfer of immediately available funds, the amount of One Million Nine Hundred Fifty Thousand Dollars ($1,950,000), less the amounts (if any) withheld by the Buyer for any indemnification claim made pursuant to
Section 9.

The funds provided under Sections 3(a)-(d) shall be proportionally divided among the individual Sellers in accordance with Schedule A. Buyer and the Sellers agree that the Consideration shall be allocated for all Tax purposes in accordance with Section 6.1(c). The aggregate amounts (Twelve Million Nine Hundred Fifty Thousand Dollars ($12,950,000) less the amounts (if any) withheld by the Buyer for any indemnification claim made pursuant to Section 9) to be paid by Buyer pursuant to Sections 3(a)-(d) is hereinafter referred to as the "Consideration".

4. Representations and Warranties by the Sellers. Except as set forth in the disclosure schedule accompanying this Agreement, the schedule numbers of which are numbered to correspond to the section numbers of this Agreement to which they refer, the Sellers hereby represent and warrant to Buyer that the statements contained in this Section 4 are, when read in conjunction with the disclosure schedule, true and correct as of the Closing Date (with such exceptions as may be specifically permitted under or specifically contemplated by this Agreement and except for representations and warranties that relate to a specific date, which shall speak only as of such date).

        4.1 Organization. The Company is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority and all necessary governmental approval to carry on its business as it has been and is now being conducted. The Company is duly qualified as a foreign corporation to do business and is in good standing as a foreign corporation in each state in which the ownership or leasing of its properties or the conduct of its Business makes it necessary to qualify, except where the failure to so qualify would not reasonably be expected to have a Material Adverse Effect. Schedule 4.1 hereto sets forth the jurisdictions in which the Company is qualified as a foreign corporation. This Agreement and all other agreements herein contemplated to be executed by the Company have been (or will be prior to the Closing) effectively authorized by all necessary action, corporate or otherwise, by the Company and the Sellers.

        4.2     Capitalization.

                (a) The total authorized shares of capital stock of the Company consists solely of 2,500 shares of Company Common Stock, of which 103.3 shares are issued and outstanding (the "Shares"). The Shares constitute, in the aggregate, all the issued and outstanding capital stock of all classes of the Company. All the Shares have been duly and validly authorized and issued and are fully paid and nonassessable. None of the Shares have been issued in violation of the preemptive rights of any shareholder of the Company. The Shares were issued in compliance in all material respects with all applicable federal and state securities laws and regulations. Each Seller owns all of such Seller's Shares free and clear of all Liens. No Person (other than each Seller) has any powers or right of any kind, to dispose of or direct the disposition of such Seller's Shares or to vote or direct the voting of such Seller's Shares.

                (b) Except as set forth in Schedule 4.2(b), there are no existing agreements, subscriptions, options, warrants, calls, commitments, trusts (voting or otherwise), or rights of any kind whatsoever granting to any Person any interest in or the right to purchase or otherwise acquire from the Company or granting to the Company any interest in or the right to purchase or otherwise acquire from any Person, at any time, or upon the occurrence of any stated event, any securities of the Company (whether of a debt, equity or hybrid nature), whether or not presently issued or outstanding, nor are there any outstanding securities of the Company or any other entity which are convertible into or exchangeable for other securities of the Company, nor are there any agreements, subscriptions, options, warrants, calls, commitments or rights of any kind granting to any Person any interest in or the right to purchase or otherwise  acquire  from the  Company  or any other  Person  any  securities  so convertible or exchangeable, nor are there any proxies, agreements or understandings with respect to the voting of the Shares.

        4.3     Authority.

                (a) Each Seller has full power and authority to execute, deliver and perform this Agreement. The execution, delivery and performance of this Agreement has been duly authorized and approved by all necessary corporate action and no other corporate proceedings on the part of the Company are necessary to authorize this Agreement and the transactions contemplated hereby. This Agreement has been duly authorized, executed and delivered by each Seller and is the legal, valid and binding obligation of each Seller, enforceable in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors rights generally and by the effect of general principles of equity (regardless of whether enforcement is considered in a proceeding in equity or at law).

                (b) The execution, delivery, performance by each Seller of this Agreement and the consummation of the transactions contemplated hereunder do not, and will not, (i) violate or conflict with any provision of the Certificate of Incorporation or By-laws of the Company, (ii) violate any law, rule, regulation, order, writ, injunction, judgment or decree of any court, governmental authority or regulatory agency applicable to any Seller or the Company, except, in each case, for violations which, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect, or (iii) result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, any note, bond, indenture, Lien, mortgage, lease, permit, guaranty or other agreement, instrument or obligation to which the Company or any Seller is a party or by which any of their respective properties may be bound.

                (c) The execution and delivery of this Agreement by each Seller does not, and the performance by each Seller of this Agreement will not, require any consent, approval, authorization or permission of, or filing with or notification to any governmental or regulatory authority, domestic or foreign, except any such consent, approval, authorization, permission, notice of filing which if not obtained or made would not reasonably be expected to have a Material Adverse Effect.

        4.4     Charter Documents. The Company has previously furnished to
Buyer (a) a true, complete and correct copy of the Certificate of Incorporation and the By-laws of the Company and each such Certificate of Incorporation and By-laws is in full force and effect; and (b) each agreement, trust, proxy or other arrangement among its current or former shareholders, if any. The Company is not in violation of any provision of its Certificate of Incorporation or its By-laws. The minute books and stock records of the Company contain accurate, correct and complete records of all meetings, accurately reflect all other material corporate action of the shareholders and directors and any committees of the board of directors of the Company and accurately reflect the ownership of the Company.

        4.5 Financial Statements. The Company has previously furnished to Buyer true and complete copies of the following financial statements of the Company (the "Financial Statements"):

                (a) unaudited balance sheet of the Company as of December 31, 2002 and December 31, 2003 (the "2003 Balance Sheet");

                (b) unaudited balance sheet of the Company as of June 30, 2004 (the "June 30 Balance Sheet");

                (c) unaudited statements of operations and shareholders' equity of the Company for the fiscal years ended December 31, 2003 and December 31, 2002; and

                (d) unaudited statements of operations and shareholders' equity of the Company for the period ending June 30, 2004.

         The Financial Statements were prepared on the basis of the books and records of the Company and present fairly, in all material respects, the financial position of the Company as of the dates thereof and the results of its operations, and changes in shareholders' equity for the period then ended. There has been no change in accounting methods or practices during the years covered by the Financial Statements.

        4.6 Absence of Undisclosed Assets and Liabilities. The Financial Statements disclose all of the assets of the Company as of the dates of such Financial Statements. Except as disclosed on Schedule 4.6 or as set forth in the notes to the Financial Statements, the Company does not have any liability or obligation of any nature (whether absolute, accrued or contingent or otherwise) which is in excess of amounts shown or reserved therefore in the Financial Statements other than liabilities or obligations incurred after the date of the June 30 Balance Sheet reasonably incurred in the ordinary course of business and consistent with past practice.

        4.7     Operations and Obligations.

                (a)     Except as set forth in Schedule  4.7, since December
31, 2003,

                        (i) there has been no event or condition that has had or could reasonably be expected to have a Material Adverse Effect; and

                        (ii) there has been no impairment, damage, destruction, loss or claim, whether or not covered by insurance, or condemnation or other taking which would reasonably be expected to have a Material Adverse Effect.

                (b) Except as set forth in Schedule 4.7, since December 31, 2003, the Company has conducted its business only in the ordinary course and in conformity with past practice. Without limiting the generality of the foregoing, since December 31, 2003, except as set forth in Schedule 4.7, the Company has not:

                        (i) issued, delivered or agreed (conditionally or unconditionally) to issue or deliver any bonds, notes or other debt securities, or borrowed or agreed to borrow any funds, other than in the ordinary course of business consistent with past practice;

                        (ii) paid any obligation or liability (absolute or contingent) other than current liabilities reflected on the 2003 Balance Sheet and current liabilities incurred since December 31, 2003 in the ordinary course of business consistent with past practice;

                        (iii) declared or made, or agreed to declare or make, any payment of dividends or distributions to its shareholders or purchased or redeemed, or agreed to purchase or redeem, any capital stock of the Company;

                        (iv) except in the ordinary course of business consistent with past practice, made or permitted any material amendment or termination of any agreement to which the Company is a party and is or should be set forth on Schedule 4.12;

                        (v) undertaken or committed to undertake capital expenditures exceeding $25,000 for any single project or related series of projects;

                        (vi) sold, leased (as lessor), transferred or otherwise disposed of, mortgaged or pledged, or imposed or suffered to be imposed any Lien on, any of the assets reflected on the 2003 Balance Sheet (or which should be reflected on the 2003 Balance Sheet) or any assets acquired by the Company after December 31, 2003, except for inventory and personal property sold or otherwise disposed of for fair value in the ordinary course of its business consistent with past practice and except for Permitted Liens;

                        (vii) canceled any debts owed to or claims held by the Company (including the settlement of any claims or litigation) other than in the ordinary course of its business consistent with past practice;

                        (viii) accelerated the payment by any third party of any amount due the Company for services provided or future license payments other than in the ordinary course of its business consistent with past practice; or

                        (ix) delayed the payment of any accounts payable other than in the ordinary course of its business consistent with past practice.

        4.8     Properties.

                (a) The Company has good and valid title to or has valid leaseholds in all its properties and assets reflected on the June 30 Balance Sheet or acquired after the date thereof except for (I) properties and assets sold or otherwise disposed of in the ordinary course of business since the date of such June 30 Balance Sheet (ii) leasehold interests, in which event the Company has a valid leasehold interest and (iii) properties and assets which individually or in the aggregate are not material.

                (b)      The Company does not own any real property.

        4.9     Leases.

                (a) Schedule 4.9 sets forth a correct and complete list of all real property leased or subleased by the Company including identification of the lease or sublease, street address and list of all contracts, agreements, leases, subleases, options and commitments, oral or written, affecting such Real Estate or any interest therein to which the Company is a party or by which any of its interests in real property is bound (the "Real Estate Leases"). The Company has been in peaceable possession of the premises covered by each Real Estate Lease since the commencement of the original term of such Real Estate Lease. The Sellers have delivered to Buyer a correct and complete copy of each Real Estate Lease. At the Closing, the Company shall deliver to Buyer any consents or approvals of any parties required in connection with the transactions contemplated hereby with respect to the Real Estate Leases listed on Schedule 4.9.

                (b) Schedule 4.9 sets forth a correct and complete list of all leases or bailments of personal property used in the Business (the "Personal Property Leases"). The Company has been in peaceable possession of the property covered by each Personal Property Lease since the commencement thereof. The Company has delivered to Buyer a correct and complete copy of each Personal Property Lease.

        4.10    Assets.

                (a) The Company has good and marketable title to all of the owned assets used in and related to the Business, located on its premises, shown on the Financial Statements or acquired after the date thereof (the "Owned Assets"). Except as set forth in Schedule 4.10, none of the Owned Assets is subject to any Lien, except for (i) Liens set forth on the Financial Statements, and (ii) other imperfections of title, restrictions or encumbrances, if any, which imperfections, restrictions or encumbrances do not, individually or in the aggregate, significantly impair the continued use and operation of the Owned Assets to which they relate.

                (b) Except as set forth in Schedule 4.10, the Owned Assets are in good operating condition and repair (ordinary wear and tear excepted), and are suitable for the purposes for which they are presently being used. Except as set forth in Schedule 4.10, the Owned Assets, together with assets currently being leased by the Company, are sufficient for the Buyer to conduct the business of the Company as currently conducted.

        4.11 Working Capital. As of the Closing Date, the cash balance of Company shall be $0.

        4.12 Contracts. Schedule 4.12 lists all of the following contracts and agreements (whether written or oral), except for (i) oral contracts or commitments that are terminable at will and (ii) contracts and agreements that are expired as of the Closing Date:

                (a) each contract or commitment which creates an obligation on the part of the Company in excess of $10,000;

                (b) each debt instrument, including, without limitation, any loan agreement, line of credit, promissory note, security agreement or other evidence of indebtedness, where the Company is a lender, borrower or guarantor, in a principal amount in excess of $10,000;

                (c) each contract or commitment restricting the Company from engaging in any line of business;

                (d) each contract or commitment in excess of $10,000 to which the Company is a party for any charitable contribution;

                (e) each joint development, joint venture or partnership agreement to which the Company is a party;

                (f) each agreement in excess of $10,000 to which the Company is a party with respect to any assignment, discounting or reduction of any receivables of the Company;

                (g) each distributorship, sales agency, sales representative, reseller or marketing, value added reseller, original equipment manufacturing, technology transfer, source code license agreement and any other agreements containing the right to sublicense software and/or technology, in each case, to which the Company is a party;

                (h) each agreement, option or commitment or right with, or held by, any third party to acquire any assets or properties, or any interest therein, of the Company, having a value in excess of $25,000 except for contracts for the sale of inventory, machinery or equipment in the ordinary course of business;

                (i) each employment, consulting or independent contractor agreement entered into by the Company;

                (j) each guarantee, contingent liability or indemnity involving an obligation or potential obligation, to which the Company is a party;

                (k)     each power of attorney of the Company;

                (l) any material restrictions imposed on the Company regarding competition or solicitation of customers or employees;

                (m) any agreement or other commitment with an Affiliate of the Sellers, to which the Company is a party;

                (n) any agreement with respect to the treatment of confidential information furnished by or to the Company, or

                (o) any contract, agreement, arrangement and commitment of any kind (other than contracts with any governmental authorities) to which the Company is a party regarding commercial transactions involving the Company's products and services and involving payments to or from the Company in excess of $25,000 (collectively, the foregoing (a)-(o) being the "Material Contracts").

Each of the Material Contracts is in full force and effect and is a validly binding obligation of the Company, and to the Knowledge of Sellers, the other parties thereto.

        4.13 Absence of Default. Except as set forth in Schedule 4.13, each of the leases, contracts and other agreements listed or required to be listed in Schedules 4.9, 4.12, and 4.17, that create obligations on any Person in excess of $25,000 constitutes a valid and binding obligation of the parties thereto and is in full force and effect and will continue in full force and effect after the Closing Date, in each case, without breaching the terms thereof or resulting in the forfeiture or impairment of any rights thereunder and without the consent, approval or act of, or the making of any filing with, any other Person. The Company has fulfilled and performed in all material respects its obligations under each such lease, contract or other agreement to which it is a party to the extent such obligations are required by the terms thereof to have been fulfilled or performed through the date hereof and the Company is not, and, except as set forth in Schedule 4.13, the Company is not alleged in writing to be, in breach or default under any such lease, contract or other agreement. To the Knowledge of the Sellers, no other party to any such lease, contract or other agreement has breached or defaulted thereunder. No event has occurred and no condition or state of facts exists which, with the passage of time or the giving of notice or both, would constitute such a default or breach by the Company or, to the Knowledge of the Sellers, by any such other party.

        4.14 Insurance. Schedule 4.14 sets forth a list and brief description (including nature of coverage, limits, deductibles, premiums and the loss experience since the inception of the Company with respect to each type of coverage) of all policies of insurance maintained, owned or held by the Company during the period from inception up to and including the date hereof. The Company has not received any notice or other communication within one (1) year prior to the date hereof canceling or materially amending or materially increasing the premium payable under any of such insurance policies and to the Knowledge of the Sellers, no such cancellation, amendment or an increase of premiums is threatened. The Company shall use all commercially reasonable efforts to keep such insurance or comparable insurance in full force and effect through the Closing Date. The Company has complied in all material respects with each such insurance policy to which it is a party.

        4.15 Litigation. Except as set forth in Schedule 4.15, (i) there are no actions, suits, arbitrations, legal or administrative proceedings or investigations pending or, to the Best Knowledge of the Sellers, threatened against the Company; and (ii) neither the Company nor any assets, properties or business of the Company, is subject to any judgment, order, writ, injunction or decree of any court, governmental agency or arbitration tribunal. None of the Sellers have any claim against the Company, for whatever reason, either as a stockholder, director, officer, employee or otherwise. To the Knowledge of the Sellers, there is no pending suit, claim, litigation or other proceeding against any Person based in whole or in part on the fact that such Person is or was a director or officer of the Company nor are the Sellers aware of any such contemplated action. Except as set forth in Schedule 4.15, the Company is not the plaintiff in any such proceeding and the Company is not contemplating commencing legal action against any other Person.

        4.16 Compliance with Law. Except as set forth in Schedule 4.16, the Company has complied in all material respects with, and is not in material violation of any law, statute, order, judgment, ordinance or governmental rule or regulation (collectively, "Laws") to which it or the Business is subject.

        4.17    Intellectual Property.

                (a) The Company owns or is validly licensed or otherwise has the right to use all patents, trademarks, trade secrets, trade names, service marks, copyrights and other proprietary intellectual property rights and computer programs (the "Intellectual Property Rights"), which are material to the conduct of the Business. Schedule 4.17 contains a list and summary description of the Company's Intellectual Property Rights.

                (b) Other than as disclosed on Schedule 4.17, the Company has not: (i) to the Knowledge of the Sellers, infringed upon, misappropriated or otherwise come into conflict with any Intellectual Property Rights of any other Person; or (ii) received any written charge, complaint, claim, demand or notice alleging any infringement, misappropriation or violation (including any claim that the Company must license or refrain from using any Intellectual Property Rights or other proprietary information of any other Person or must indemnify a third party as a result of any alleged infringement) of the Intellectual Property Rights of any other Person, which has not been settled or otherwise fully resolved. Other than as set forth on Schedule 4.17, the Company has not received any request, whether written or oral, suggesting that the Company take a license to any Intellectual Property Rights of any other Person.

                (c) To the Knowledge of the Sellers, no other Person has infringed upon, misappropriated or otherwise come into conflict with any Company Intellectual Property Rights or other proprietary information of the Company.

                (d) Except as disclosed on Schedule 4.17, the Company has not entered into any agreement containing any provision that would materially interfere with or diminish its Intellectual Property Rights as a result of the acquisition by Buyer of the Shares as contemplated by this Agreement.

                (e) Except as disclosed on Schedule 4.17, each employee, agent, consultant or contractor who has contributed to or participated in the creation or development of any copyrightable, patentable or trade secret material on behalf of the Company or any predecessor in interest thereto has conveyed all right, title and interest to such material to the Company by either: (i) such party having executed a "work-for-hire" agreement (to the extent such material may be validly covered by a "work-for-hire" agreement) under which the Company is deemed to be the original owner/author of all property rights therein; or (ii) by executing an assignment in favor of the Company or such predecessor in interest, as applicable. A copy of each such "work-for-hire" agreement or assignment has been furnished to Buyer.

        4.18    Tax Matters.

                (a) Except as set forth on Schedule 4.18(a), (i) the Company has filed all Tax Returns required to be filed with respect to taxable periods ending on or before the Closing Date and is not currently the beneficiary of any extension of time within which to file any Tax Return; (ii) all such Tax Returns are complete and accurate in all material respects and all Taxes shown to be due on such Tax Returns have been paid; (iii) all Taxes (whether or not shown on any Tax Return) for which the Company may be liable in its own right or as a transferee of the assets of, or successor to, any corporation, Person, association, partnership, joint venture or other entity, have been paid or the Company has established adequate reserves therefor; (iv) the Company has not waived or been requested to waive any statute of limitations in respect of Taxes; (v) none of the Tax Returns referred to in clause (i) have been examined by the Internal Revenue Service ("IRS") or the appropriate state, local or foreign taxing authority or the period for assessment of the Taxes in respect of which such Tax Returns were required to be filed has expired; (vi) to the Knowledge of the Sellers, there is no action, suit, investigation, audit, claim or assessment pending, proposed or threatened with respect to Taxes of the Company (including, but not limited to, any action, suit, investigation, audit, claim or assessment by an authority in a jurisdiction where the Company does not file Tax Returns that it is or may be subject to taxation by such jurisdiction);
(vii) all deficiencies asserted or assessments made as a result of any examination of the Tax Returns referred to in clause (i) have been paid in full;
(viii) there are no Liens for Taxes upon the assets of the Company except Liens relating to current Taxes not yet due; and (ix) all Taxes which the Company are required by law to withhold or to collect for payment in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder or other third party have been duly withheld and collected, and have been paid or accrued, reserved against and entered on the books of the Company in accordance with GAAP.

                (b) Correct and complete copies of all federal, state, local and foreign income Tax Returns and all written communications from the Internal Revenue Service or other Tax authorities relating to any such Tax Returns, examination reports and statements of deficiencies assessed against or agreed to by the Company since December 31, 1997 have been made available to Buyer or will be made available to Buyer prior to Closing.

                (c) The Company is not a party to any Tax allocation or sharing agreement. Except as set forth on Schedule 4.18(c), the Company (i) has not been a member of an affiliated group filing a consolidated federal income Tax Return, (ii) is not or has never been a partner in a partnership or an owner of an interest in an entity treated as a partnership for federal income tax purposes and (iii) has no liability for the Taxes of any Person under Treas. Reg. ss. 1.1502-6 (or any similar provision of state, local or foreign law), as a transferee, successor or indemnitor, by contract or otherwise.

                (d) Except as set forth on Schedule 4.18(d), the unpaid Taxes of the Company do not exceed the reserve for Tax liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the June 30 Balance Sheet (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company in filing its Tax Returns.

                (e) The Company has been a validly electing S corporation within the meaning of Sections 1361 and 1362 of the Code at all times during its existence and will be an S corporation up to and including the Closing Date. The Company has not in the 10-year period preceding the date hereof (i) acquired assets from another corporation in a transaction in which the tax basis of the Company for the acquired assets was determined in whole or in part by reference to the tax basis of the acquired assets (or any other property) in the hands of the transferor, (ii) acquired the stock of any corporation, or (iii) taken any action that resulted or could result in the loss of the Company's status as a validly electing S corporation prior to the Closing.

        4.19    Employee Benefit Plans.

                (a) Schedule 4.19 contains a list of all Benefit Plans. A true, correct and complete copy of each Benefit Plan or a detailed description thereof if such Benefit Plan is unwritten, has been delivered or made available to Buyer.

                (b) Neither the Company nor any Commonly Controlled Entity has maintained, contributed to or been obligated to contribute to or had any liability in connection with any Benefit Plan that is subject to Title IV of ERISA or Section 412 of the Code. No Benefit Plan is maintained in connection with any trust under Section 501(c)(9) or 501(c)(17) of the Code.

                (c) Each Benefit Plan has been maintained, operated and administered in material compliance with its terms and in material compliance with all applicable provisions of ERISA, the Code, and all laws, regulations, rulings and other authority issued thereunder. All contributions required to have been made to any Benefit Plan by the Company, any Seller or any Commonly Controlled Entity have been made within the time required by such Benefit Plan and applicable law, taking into account all applicable extensions of time for such contributions.

                (d) There are no actions, suits, negotiations, demands, proposals, investigations, proceedings or claims pending, or to the Knowledge of the Sellers, threatened (other than in any case with respect to routine claims for benefits) with respect to any Benefit Plan.

                (e)     No non-exempt prohibited transaction described in
Section 406 of ERISA or Section 4975 of the Code has occurred with respect to any Benefit Plan. Neither the Company nor any Commonly Controlled Entity has liability under Part 4 of Title I, Subtitle B of ERISA by an fiduciary of any Benefit Plan or has unpaid civil liability under Section 502(l) of ERISA.

                (f) Neither the Company nor any Commonly Controlled Entity knows of any event that has occurred, either by reason of any action or failure to act, which would cause any such Benefit Plan not to be so qualified under
Section 401(a) of the Code and cannot be corrected without material liability.

                (g) The Company does not have any liability or obligation under any Benefit Plan to provide life insurance or medical benefits after termination of employment to any employee or dependent other than as required by
Part 6 of Title I of ERISA or Section 4980B of the Code.

                (h) Except as set forth on Schedule 4.19, no employee of the Company will be entitled to any additional compensation or benefits or any acceleration of the time of payment or vesting of any compensation or benefits under any Benefit Plan as a result of the transactions contemplated by this Agreement.

        4.20 Environmental Laws. The Company has not received any notice or claim (and is not aware of any facts that would form a reasonable basis for any claim), or entered into any negotiations or agreements with any other Person, and, to the Knowledge of the Sellers, the Company is not the subject of any investigation by any governmental or regulatory authority, domestic or foreign, relating to any material or potentially material liability or remedial action under any Environmental Laws.

        4.21    Bank Accounts, Letters of Credit and Powers of Attorney.
Schedule 4.21 lists (a) all bank accounts, lock boxes and safe deposit boxes relating to the business and operations of the Company (including the name of the Bank or other institution where such account or box is located, the account numbers of such accounts and the name of each authorized signatory thereto), (b) all outstanding letters of credit issued by financial institutions for the account of the Company (setting forth, in each case, the financial institution issuing such letter of credit, the maximum amount available under such letter of credit, the terms (including the expiration date) of such letter of credit and the party or parties in whose favor such letter of credit was issued), and (c) the name and address of each Person who has a power of attorney to act on behalf of the Company. The Company has heretofore delivered to Buyer true, correct and complete copies of each letter of credit and each power of attorney described on
Schedule 4.21.

        4.22    Subsidiaries.  The Company has no Subsidiaries.

        4.23 Brokers' and Finders' Fees. Sellers represent and warrant to Buyer that no broker, investment banker or financial advisor is entitled to a brokerage fee, financing commission or other commission from Sellers in respect of the execution of this Agreement or the consummation of the transactions contemplated hereby.

        4.24 Disclosure. To the Knowledge of the Sellers, neither this Agreement nor any attachment, schedule, exhibit, certificate or other statement delivered by the Sellers pursuant to this Agreement omits to state a material fact necessary in order to make the statements and information contained herein, in light of the circumstances in which they were made, not misleading.

5. Representations and Warranties of Buyer. Buyer represents and warrants to Sellers as follows:

        5.1 Organization. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to enter into and perform this Agreement and the transactions contemplated hereby to be performed by it.

        5.2 Authority. Buyer has full corporate power and authority to execute, deliver and perform this Agreement. The execution, delivery and performance of this Agreement by it has been duly authorized and approved by all necessary corporate action and no other corporate proceedings on the part of Buyer are necessary to authorize this Agreement and the transactions contemplated hereby. This Agreement has been duly authorized, executed and delivered by Buyer and is the legal, valid and binding obligation of Buyer enforceable in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors rights generally and by the effect of general principles of equity (regardless of whether enforcement is considered in a proceeding in equity or at law).

                (a) The execution, delivery, performance by Buyer of this Agreement and the consummation of the transactions contemplated hereby do not, and will not, (i) violate or conflict with any provision of the Certificate of Incorporation or By-laws of Buyer, (ii) violate any law, rule, regulation, order, writ, injunction, judgment or decree of any court, governmental authority, or regulatory agency, except for violations which, individually or in the aggregate, will not have a Material Adverse Effect on Buyer taken as a whole, or (iii) result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, any note, bond, indenture, lien, mortgage, lease, permit, guaranty or other agreement, instrument or obligation, oral or written, to which Buyer is a party or by which any of the properties of Buyer may be bound, except for violations, breaches or defaults which, individually or in the aggregate, will not have a Material Adverse Effect on Buyer and its Subsidiaries taken as a whole.

                (b) The execution and delivery of this Agreement by Buyer does not, and the performance by Buyer of this Agreement will not, require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, domestic or foreign, except any such consent, approval, authorization, permission, notice or filing which if not obtained or made would not have a Material Adverse Effect on Buyer.

        5.3     Litigation.

                (a) Buyer is not a party to any suit, action, arbitration or legal, administrative, governmental or other proceeding or investigation pending or, to its knowledge threatened, which reasonably could adversely affect or restrict its ability to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder.

                (b) There is no judgment, order, writ, injunction or decree of any court, governmental agency or arbitration tribunal to which Buyer is subject which might adversely affect or restrict its ability to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder.

        5.4 Financing. Buyer has (a) sufficient cash in hand or (b) obtained financing necessary to pay the Consideration due Sellers in accordance with Section 3.

        5.5 Brokers' and Finders' Fees. Buyer represents and warrants to Sellers that no broker, investment banker or financial advisor is entitled to any brokerage fee, financing commission or other commission from Buyer in respect of the execution of this Agreement or the consummation of the transactions contemplated hereby.

6.      Covenants.

        6.1     Tax Matters.

                (a)     Election under Section 338(h)(10). At Buyer's request,
made in writing to the Sellers' Representative within one hundred (100) days of the Closing Date, and within such time as is specified by the applicable provisions of Section 338 of the Code and the regulations promulgated thereunder, the Sellers will join with Buyer in making an election under Section 338(h)(10) of the Code (and any corresponding election requested by Buyer under state, local, and foreign tax law) with respect to the purchase and sale of the stock of the Company hereunder (a "Section 338(h)(10) Election").

                (b) Section 338(h)(10) Payment. If a Section 338(h)(10) Election is made with respect to the purchase and sale of the stock of the Company contemplated by this Agreement:

                        (i) Buyer and the Sellers shall timely make any required filings (including, but not limited to the filing of the Forms 8023 and 8883) in accordance with the Allocation and take any and all other actions necessary to effect a Section 338(h)(10) Election under the Code and the Treasury Regulations (and under any comparable provision of foreign, state or local law); and

                        (ii) Buyer and the Sellers shall allocate the "aggregate deemed selling price" (as defined in Treasury Regulations Section 1.338-4) and the "adjusted grossed-up basis" (as defined in Treasury Regulations
Section 1.338-5) as set forth on Exhibit F among the Company's assets in accordance with Section 338 of the Code and the Treasury Regulations thereunder (the "Allocation").

                        (iii) Buyer and Sellers shall share on a 75%/25% basis respectively any federal or state Tax paid by any Seller in excess of such Seller's aggregate Tax liability with respect to such Section 338(h)(10) Election as calculated in accordance with the Allocation (including any such Tax as a result of a payment pursuant to this Section 6.1(b)(iii)), but only to the extent such additional Tax payment is attributable to the allocation of additional amounts to tangible personal property or inventory of the Company, or any other category that is taxed at ordinary income rates (except for any imposed increase to the non-compete and/or transition services portions of the Allocation) as a consequence of an audit adjustment of such Seller's Tax return by a federal or state tax authority. In such case, Sellers shall timely furnish Buyer with appropriate documentation, including any relevant work papers and computations in support of any claim for reimbursement from Buyer under this
Section 6.1(b)(iii) and Buyer shall make such payment to each Seller no later than the tenth (10th) day following the latest of (A) the date all such documentation is received by Buyer, (B) the date of a determination under
Section 1313(a) of the Code with respect to the Tax liability of such Seller attributable to the Section 338(h)(10) Election (or the date of the occurrence of an event with the same legal consequence under applicable state law), and (C) the date the statute of limitations expires for claims of refund of the Tax with respect to which a claim for reimbursement has been made by such Seller (if no such claim for refund of Tax has been filed).

                (c) Consistency Statement. Buyer and the Sellers agree that the Consideration shall be allocated for all Tax purposes as set forth on Exhibit F; provided, however, that the amounts allocated to "sale of Company Common Stock" shall be subject to Section 6.1(b)(ii) in the event of any Section 338(h)(10) Election requested by Buyer. Each of the parties covenants and agrees to report gain or loss, or cost basis, as the case may be, in a manner consistent with the preceding sentence in all tax returns filed by either of them subsequent to the Closing Date; or, if a Section 338 Election is made, to report such gain or loss, or cost basis, as the case may be, in a manner consistent with the Allocation. Each of the parties further covenants and agrees not to take voluntarily any position inconsistent with the preceding sentence in any administrative or judicial proceeding relating to such returns (whether federal, state, local or foreign), except if, in the opinion of counsel reasonably acceptable to the other party, there has been a change in applicable law since the Closing Date.

                (d) Tax Returns. The Sellers shall prepare or cause to be prepared as promptly as practicable all Tax Returns for the Company for all periods ending on or prior to the Closing Date that are required to be filed after the Closing Date ("Post-Closing Returns"). No later than ten (10) days prior to the due date of any Post-Closing Return (but prior to its filing), the Sellers shall furnish a draft form of such Post-Closing Return to Buyer for review and comment. If Buyer determines that there are no material errors in the form of a Post-Closing Return prepared by the Sellers (and timely furnished to Buyer), Buyer shall cause such form to be timely filed as a Tax Return for the Company. To the extent permitted by applicable law, the Sellers shall include any income, gain, loss, deduction or other Tax items for such periods on their Tax Returns in a manner consistent with the Schedule K-1s included in the Post-Closing Returns. The Sellers agree to provide Buyer with all information available to the Sellers and not otherwise available to Buyer to the extent reasonably necessary for Buyer to fulfill its obligations under this Section 6.1.

                (e) Cooperation. Sellers (on their own behalf and on behalf of the Company) and Buyer will provide each other with such cooperation and information as they may request of the other in filing any return determining a liability for Taxes or a right to a refund of Taxes, or in conducting an audit or other proceeding in respect of Taxes. Such cooperation shall include, but not be limited to, making employees available on a mutually convenient basis to provide explanation of any documents or information provided hereunder or otherwise as required in the conduct of any audit or other proceeding. Sellers, Buyer and the Company will retain all Returns, schedules and work papers and all other material records or documents relating to matters of the Company relating to Taxes for the Tax period first ending after the Closing Date and for all prior Tax periods until the expiration of the statute of limitations of the Tax periods to which such Returns and other documents relate (including any extensions thereof), and at the expiration of such period each party shall have the right to dispose of any such Returns or other documents or records after providing thirty (30) days in written notice to the other party. Any information, documents or records obtained under this Section 6.1 shall be kept confidential, except as may be otherwise necessary in connection with the filing of Returns or claims for refund or in conducting an audit or other proceeding.

        6.2 Severance Rights. By executing this Agreement, each Seller hereby irrevocably waives any and all rights such Seller may have under any employment or other arrangement with the Company to receive severance or any other similar benefits.

        6.3     Actions by the Parties.

                (a) Upon the terms and subject to the conditions set forth in this Agreement, each of the parties hereto will use its reasonable best efforts to take or cause to be taken all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable law and regulations to consummate and make effective in the most expeditious manner practicable, the transactions contemplated by this Agreement including (i) the obtaining of all necessary actions and non-actions, waivers and consents, if any, from any governmental agency or authority and the making of all necessary registrations and filings and the taking of all reasonable steps as may be necessary to obtain an approval or waiver from, or to avoid an action or proceeding by any governmental agency or authority; (ii) the obtaining of all necessary consents, approvals or waivers from any other Person; (iii) the defending of any claim, investigation, action, suit or other legal proceeding, whether judicial or administrative, challenging this Agreement or the consummation of the transactions contemplated hereby and (iv) the execution of additional instruments necessary to consummate the transactions contemplated by this Agreement. Each party will promptly consult with the other and provide necessary information (including copies thereof) with respect to all filings made by such party with any agency or authority in connection with this Agreement and the transactions contemplated hereby.

                (b) Sellers shall cause the Company to comply with its obligations under this Agreement.

        6.4     Other Agreements.

                (a) Technology Transition Assistance. On the Closing Date, Sellers shall execute the Transition Services Agreement, in the form of which is attached hereto as Exhibit D (the "Transition Services Agreement").

                (b) Independent Contractor Consultant Agreement. Robert Dunphy shall have executed the consulting agreement, the form of which is attached hereto as Exhibit E.

                (c) "Key Man" Insurance. Sellers agree to cooperate with Buyer and make themselves available for medical examinations or otherwise so as to permit Buyer to apply for policies of insurance on each of the Sellers which policies shall terminate or be terminated when the Transition Services Agreement terminates.

                (d) Covenants Not To Compete Or Solicit. Except when acting as an officer, employee or consultant to the Company or with the prior written consent of the Company, for a period of three (3) years from the Closing Date, each Seller agrees, that unless he obtains the prior written consent of Buyer and the Company, he will not, for his own account or as an agent, employee, officer, director, trustee, consultant or member, partner, shareholder or other equity holder of any corporation, firm, company, partnership or other entity (other than as an owner of 5% or less of any class of publicly traded securities):

                        (i) design, develop, manufacture, offer or sell anywhere in the world (the "Territory") any software product that makes use of any image capture device or method and which then performs any of or more of the following actions: locates or captures or reads or decodes or inspects any code (including, but not limited to a bar code or a 2D code or any alphanumeric code) that exists on a label or on the surface of any item;

                        (ii) design, develop, manufacture, offer or sell in the Territory any product that makes use of any image capture device or method and which then performs any of or more of the following actions: locates, identifies, inspects or dimensions any tangible item;

                        (iii) design, develop, manufacture, offer or sell in the Territory any device that performs any one or more of the following actions: locates or captures or reads or decodes or inspects any code (including, but not limited to a bar code or 2D code or any alphanumeric code) that exists on a label or on the surface of any item;

                        (iv) divulge, communicate, use or disclose any nonpublic information concerning the Company, Buyer or any of their Affiliates, their personnel, business and affairs of which Seller is aware; provided, however, that such information shall not include any information which: (i) is or becomes publicly known through no wrongful act of the Sellers, (ii) becomes known or available without restriction to the Sellers from a third party, without breach of this Agreement by the Sellers, or (iii) is required to be disclosed by the Sellers pursuant to applicable law, regulation or legal process;

                        (v) interfere with the business relationships or disparage the good name or reputation of the Company, Buyer, or any of their Affiliates or take any action which brings the Company, Buyer or any of their Affiliates or its business into public ridicule or disrepute;

                        (vi) solicit or accept any business competitive with the Business from customers or suppliers of the Company, or request, induce or advise customers or suppliers of the Company to withdraw, curtail or cancel their business with the Company;

                        (vii) solicit for employment or employ any present or future employee of the Company, Buyer or any of their Affiliates, or request, induce or advise any employee to leave the employ of the Company, Buyer or any of their Affiliates; provided, however, that nothing contained herein shall prohibit a Seller who is not then employed by the Company from soliciting for employment or employing (or otherwise entering into a business collaboration or other arrangement with) another Seller who is not then employed by the Company provided such employment does not violate the provisions of Section 6.4(d)(i)-(vi); or

                        (viii) use or disclose the names and/or addresses of any customer, supplier or employee of the Company to any Person, with respect to any commercial or business activities which compete directly in whole or in part with the Business.

                (e) The parties agree and acknowledge that the duration, scope and geographic areas applicable to the covenant not to compete described in Section 6.4(c) are fair, reasonable and necessary, that adequate compensation has been received by the Sellers for such obligations, and that these obligations do not prevent the Sellers from earning a livelihood. If, however, for any reason any court determines that the restrictions in Section 6.4(c) are not reasonable, that consideration is inadequate or that the Sellers have been prevented from earning a livelihood and therefore the restrictions are unenforceable, such restrictions shall be interpreted, modified or rewritten to include as much of the duration, scope and geographic area identified in Section 6.4(c) as will render such restrictions valid and enforceable.

                (f) The Sellers acknowledge that they have carefully read and considered the terms of this Agreement. The Sellers hereby waive any requirement of proof that such breach will cause serious or irreparable injury to Buyer or the Company, or that there is an adequate remedy at law. The existence of any claim or cause of action of the Sellers against Buyer and the Company or any of their Affiliates, whether or not predicated on the terms of this Agreement, shall not constitute a defense to the enforcement of the Sellers' obligations under this Agreement. All costs and expenses, including court costs and reasonable attorneys' fees incurred or paid by the prevailing party in protecting or enforcing its rights and remedies hereunder shall be paid by the non-prevailing party or parties.

                (g) During the period of time Section 6.4(c) is in effect, neither Buyer nor the Company will disparage the good name or reputation of any Seller or take any action which brings any Seller into public ridicule or disrepute; provided, however, that this subsection shall in no way limit or restrict Buyer's or the Company's ability to enforce the terms of this Agreement or the obligations of any Seller hereunder.

                (h) Waiver of Recourse. The Sellers undertake (if any claim is made against him in connection with the sale of the Shares to Buyer and the transactions contemplated by this Agreement) not to make any claim against the Company or any past or present director or employee of the Company on whom Sellers may have relied before agreeing to any of the terms of this Agreement.

                (i) Assignments. The Sellers will use their best efforts to secure and obtain any assignments of Company Intellectual Property Rights that Buyer, in its reasonable business judgment believes are necessary to fully vest all such rights in the Company.

                (j) Confidentiality. Except as may be required by law, or as expressly consented to by Buyer, no party hereto or their respective Affiliates, employees, agents and representatives (including the Company) shall disclose to any third party this Agreement, the subject matter or terms hereof or any confidential information or other proprietary knowledge concerning the business or affairs of any other party which it may have acquired from such party in the course of pursuing the transactions contemplated by this Agreement or use or knowingly permit the use of such confidential information or other proprietary knowledge for any purpose other than in connection with the transactions contemplated hereby without the prior consent of the other parties hereto; provided, that any information that is otherwise publicly available, without breach of this provision, or has been obtained from a third party without a breach of such third party's duties, shall not be deemed confidential information.

                (k) Parent Guaranty. To induce Sellers to execute and deliver this Agreement, Metrologic Instruments, Inc., the parent company of Buyer ("Metrologic"), hereby absolutely and unconditionally guarantees the full and prompt payments by Buyer of the Consideration set forth in Section 3; it being understood that each obligation to pay any such payment constitutes the direct and primary obligation of Metrologic. Metrologic hereby waives presentment, demand of payment, protest, dishonor, notice of protest or dishonor, and notice of acceptance of the guaranty set forth in this Section and all rights to require Sellers to proceed against Buyer. In the event of the merger, acquisition, termination, liquidation or dissolution of Buyer after the Closing Date, this unconditional guaranty by Metrologic shall continue in full force and effect until the Consideration is fully paid.

7.      Conditions.

        7.1     Conditions Precedent to Each Party's Obligation to Close. The
respective   obligations  of  each  party  hereto  to  effect  the  transactions
contemplated   by  this  Agreement  shall  be  subject  to  the  fulfillment  or satisfaction, prior to or on the Closing Date of the following conditions:

                (a) Approvals. All authorizations, consents, orders, declarations or approvals of, or filings with, or terminations or expirations of waiting periods imposed by, any governmental or regulatory authority, domestic or foreign, which the failure to obtain, make or occur would have the effect of making any of the transactions contemplated hereby illegal or would have a Material Adverse Effect on Buyer or the Company, shall have been obtained, made or occurred.

                (b) No Injunction. No action or proceeding shall have been commenced seeking any temporary restraining order, preliminary or permanent injunction or other order from any court of competent jurisdiction or seeking any other legal restraint or prohibition preventing the consummation of any of the transactions contemplated hereunder other than any of the foregoing which shall have been dismissed with prejudice.

        7.2 Conditions Precedent to Obligations of Buyer. All obligations of Buyer under this Agreement are subject to the fulfillment or satisfaction, prior to or on the Closing Date, of each of the following conditions precedent:

                (a) Performance of Obligations; Representations and Warranties. The Sellers shall have performed and complied in all material respects with all agreements and conditions contained in this Agreement that are required to be performed or complied with by them prior to or at the Closing. Sellers' representations and warranties contained in Section 3 of this Agreement shall be true and correct.

                (b) Resignations. The Company shall have delivered to Buyer the written resignation of each director, officer and employee of the Company, each of which is listed on Schedule 7.2(b).

                (c) Company Projections. The Company shall have provided Buyer with good faith projections for the expected financial results of the Company through its 2006 fiscal year.

                (d) No Material Adverse Change. Since June 30, 2004, there shall have been no material adverse change in the assets, Business, financial condition, operations or prospects of the Company and no event or events shall have occurred that could reasonably be expected to have a Material Adverse Effect on the Company and Buyer shall have received a certificate signed by each Seller to such effect.

                (e) Certificates. Sellers will furnish Buyer with such certificates to evidence compliance with the conditions set forth in this
Section 7.2 as may be reasonably requested by Buyer.

                (f) Corporate Documents. Buyer shall have received from Sellers resolutions adopted by the board of directors and shareholders of the Company approving this Agreement and the transactions contemplated hereby certified by the President of the Company. Buyer shall have received from Sellers a certificate of good standing of the Company and a copy of the Certificate of Incorporation, each certified by the Secretary of the State of New Jersey, dated within seven (7) business days prior to the Closing Date.

                (g) Consents. The Company shall have received all necessary consents, or waivers, in form and substance satisfactory to Buyer, from the other parties (i) to each contract or agreement listed on Schedule 7.2(g) and
(ii) all other contracts, leases or agreements to which the Company is a party, except, in the case of any consents required under clause (ii) of this Section 7.2(g), where the failure to receive such consent would not reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect on the Company.

                (h) Share Transfer. Each Seller shall have duly executed and witnessed "stock power" or assignment separate from certificate pursuant to which such Seller shall transfer his Shares in the Company to Buyer.

                (i) Opinion. Buyer shall have received the opinion of Morgan Lewis & Bockius, LLP, counsel to the Sellers, in the form attached hereto as Exhibit B.

        7.3 Conditions Precedent to Obligations of Sellers. All obligations of Sellers under this Agreement are subject to the fulfillment or satisfaction, prior to or on the Closing Date, of each of the following conditions precedent:

                (a) Performance of Obligations; Representations and Warranties. Buyer shall have performed and complied in all material respects with all agreements and conditions contained in this Agreement that are required to be performed or complied with by them prior to or at the Closing. Each of the representations and warranties of Buyer contained in Section 5 of this Agreement shall be true and correct.

                (b) Consent. All consents, approvals and waivers necessary to permit Sellers to transfer the Shares to Buyer as contemplated hereby shall have been obtained, unless the failure to obtain any such consent, approval or waiver would not have a Material Adverse Effect upon Sellers.

                (c) Certificates. Buyer will furnish Sellers with such certificates of its officers and others to evidence compliance with the conditions set forth in this Section 7.3 as may be reasonable requested by Sellers.

                (d) Corporate Documents. Sellers shall have received from Buyer (a) resolutions adopted by the board of directions of Buyer approving this Agreement and the transactions contemplated hereby, and (b) a list of the officers of Buyer executing this Agreement and any agreement contemplated, certified by the Secretary or an Assistant Secretary of Buyer, evidencing the authority of the officer executing this Agreement on behalf of Buyer.

                (e) Purchase Price. Buyer shall have, concurrently with the Closing, paid the Closing Date Consideration to Sellers.

                (f) Opinion. The Sellers shall have received the opinion of Ballard Spahr Andrews & Ingersoll, LLP, counsel to the Buyer, in the form attached hereto as Exhibit C.

8.      Survival of Representations and Warranties.

        8.1 Representations and Warranties. The representations and warranties of Sellers contained in this Agreement or in any instrument delivered pursuant to this Agreement shall survive for eighteen (18) months following the Closing Date, except that the representations and warranties contained in Sections 4.18, 4.19 and 4.20 shall survive until the expiration of the applicable statute of limitations and the representations and warranties contained in Sections 4.1, 4.2 and 4.3 shall survive the closing in perpetuity. This Section 8.1 shall not limit any covenant or agreement by the parties which contemplates performance after the Closing Date.

9.      Indemnification.

        9.1     Limitation of Liability.

                (a) The aggregate liability of the Sellers for the sum of all Damages under this Section 9 shall (i) for the period commencing on the Closing Date and ending on the 18 month anniversary of the Closing Date be limited to the unpaid portion(s) of the Consideration then outstanding (in accordance with the payment schedules set forth in Sections 3(b)-(d)) as of the date of the Buyer Notice (as hereinafter defined) and (ii) after such 18 month anniversary of the Closing Date be limited to ten (10%) of the Consideration (such limitation is being referred to as the "Cap"). The Cap, which may be recovered severally from the Sellers (and for purposes of clarity, each individual Seller's Cap shall be their percentage of the aggregate Cap determined based on the proportion of the Consideration to be received by such Seller as compared to the total Consideration to be received by all Sellers), shall be the sole and exclusive remedy available to compensate Buyer for the indemnification obligations of each Seller with respect to this Section 9 and all other claims that arise relating to the subject matter of this Agreement and the transactions contemplated hereby, except for any claim of fraud or a breach of any covenant under Sections 6.4(a), (d) or (j) of this Agreement.

                (b) Notwithstanding the foregoing, (i) with respect to any claim by Buyer for indemnification under Sections 9.2(a) (i) (other than any claim by Buyer for any inaccuracy in Section 4.1, 4.2 or 4.3, fraud on the part of any Seller or the breach of any covenant under Sections 6.4(a), (d) or (j) of this Agreement by any Seller), Buyer may not seek indemnification with respect to any claim for Damages until the sum of all Damages for which Buyer is seeking indemnification thereunder equals or exceeds $150,000 (the "Threshold"), whereupon Buyer shall be entitled to seek indemnification with respect to all such Damages (subject to the limitations set forth in this Section 9) exceeding the Threshold and (ii) to the extent that an individual Seller breaches a covenant in this Agreement (the "Breaching Seller"), Buyer shall look only to such Breaching Seller for any claims and Damages to which Buyer is entitled under this Agreement resulting from such breach and the other Sellers shall have no liability whatsoever with respect to any claims or damages resulting therefrom.

        9.2     General Indemnification.

                (a) Subject to the limitations set forth in this Section 9, Sellers will severally indemnify and hold harmless Buyer, its Affiliates and each Person, if any, who controls or may control Buyer within the meaning of the Securities Act of 1933 (and the rules and regulations thereunder), and their respective officers, directors, employees, agents and advisors (each such indemnitee being referred to herein as an "Indemnified Person"), from and against any and all losses, costs, damages, liabilities, obligations, impositions, inspections, assessments, fines, deficiencies and expenses arising from claims, demands, actions, causes of action, including, without limitation, reasonable legal fees (collectively, "Damages"), arising out of (i) any inaccuracy in any representation or warranty made by Sellers in this Agreement or in any Schedule to this Agreement, and (ii) any breach or default by Sellers of any of the covenants or agreements given or made by any of them in this Agreement, any Schedule to this Agreement or in the Transition Services
Agreement. The Sellers hereby waive any right to contribution or any other similar right they may have against the Company as a result of agreeing to indemnify Buyer as set forth in this Section 9. All indemnification obligations of Sellers shall be deemed made in favor of and shall include Damages incurred by, Buyer, the Company and their respective Affiliates, successors and assigns and the respective officers and directors of each of the foregoing.

                (b) Buyer and Sellers each acknowledge that any payment pursuant to this Section 9 shall be treated by the parties hereto as an adjustment to the Consideration for all applicable Tax purposes.

        9.3     Claims.

                (a) Upon receipt by Sellers' Representative of a certificate signed by any officer of Buyer (a "Buyer Notice") specifying in reasonable detail the nature of the claim, including an estimate of the amount of Damages that have been or may be suffered by the Buyer attributable to such claim and the basis of the Buyer's request for indemnification under Section 9 of this Agreement, Buyer may (subject to Section 9.4) for the account of the Seller recover the amount severally from the Sellers.

                (b)     In the event Buyer shall make any claim upon and
recover any funds from Sellers and thereafter shall recover any proceeds of any insurance in respect of such claim, Buyer shall deliver to Sellers'
Representative the amount of such insurance proceeds less any costs of collections.

        9.4     Objections to Claims.

                (a) If Sellers' Representative shall object to a Buyer Notice within the ten (10) day period after receipt thereof, then Buyer and Sellers' Representative shall use their good faith efforts to resolve such dispute. If Buyer and Sellers' Representative resolve such dispute and the resolution is in Buyer's favor, the Buyer may recover the Damages severally from the Sellers.

                (b) If Buyer and Sellers' Representative are unable to resolve such dispute within thirty (30) days after Sellers' Representative objects to such Buyer Notice, either Buyer or Sellers' Representative may demand arbitration of such dispute. Any such arbitration shall be conducted before the American Arbitration Association ("AAA"). The AAA shall select one arbitrator reasonably acceptable to Buyer and Sellers' Representative who shall be an attorney expert in the area of contract disputes. The decision by the arbitrator shall be binding and conclusive and, notwithstanding any other provisions of this Section 9, Buyer and the Sellers' Representative shall be entitled to act in accordance with such decision.

                (c) The arbitration shall be held in Princeton, New Jersey. The costs of any such arbitration shall be borne one-half for the account of Buyer and one-half by Sellers. Judgment upon any award rendered by the arbitrator may be entered in any court of competent jurisdiction.

        9.5 Third-Party Claims. In the event Buyer becomes aware of a third-party claim which Buyer believes may result in a demand pursuant to this
Section 9, Buyer shall promptly notify Sellers' Representative of such claim; provided, however, that no delay on the part of the Buyer in notifying the Sellers' Representative shall relieve the Sellers from any obligation hereunder unless (and then solely to the extent) the Sellers are actually prejudiced. Sellers' Representative shall be entitled, at Sellers' expense, to retain co-counsel (unless the co-counsel has a conflict to represent all the Sellers at the same time) and to participate in any defense of such claim; provided, that Buyer shall control such defense, and shall have the right with the consent of Sellers' Representative (which consent shall not be unreasonably withheld, it being understood that the withholding of such consent by Sellers' Representative shall not be unreasonable if Sellers' payment obligations under such settlement would exceed its indemnification obligations under this Section 9 to settle any such claim) to settle such claim; provided further, that no such consent of Sellers' Representative shall be required where the third-party claim which Buyer proposes to settle involves the business reputation of Buyer or its Affiliates, or the possible criminal liability of Buyer or its Affiliates or any of their respective officers, directors or employees. In the event that Sellers' Representative has consented to any such settlement, Sellers shall have no power or authority to object under any provision of this Section 9 to the amount of any claim by Buyer for indemnity with respect to such settlement.

        9.6     Sellers' Representative.

                (a) Eric Batterman is hereby appointed as representative (the "Sellers' Representative") for and on behalf of Sellers to take all actions necessary or appropriate in the judgment of Sellers' Representative for the accomplishment of the terms of this Agreement. The holders of a majority in interest of the Shares may replace Sellers' Representative upon not less than ten (10) days' prior written notice to Buyer. No bond shall be required of Sellers' Representative and Sellers' Representative shall receive no compensation for his services. Notices of communications to or from Sellers' Representative shall constitute notice to or from each of Sellers. If Eric Batterman dies or is otherwise no longer able or willing to serve as Sellers' Representative, Donald Chandler shall be automatically deemed to be the replacement Sellers' Representative.

                (b) Sellers' Representative shall not be liable for any act done or omitted in such capacity while acting in good faith and in the exercise of reasonable judgment, and any act done or omitted pursuant to the advise of counsel shall be conclusive evidence of such good faith. Sellers shall severally indemnify Sellers' Representative and hold him harmless against any loss, liability or expense incurred without gross negligence or bad faith on the part of Sellers' Representative and arising out of or in connection with the acceptance or administration of his duties hereunder.

                (c) Any decision, act, consent or instruction of Sellers' Representative shall constitute a decision of all and shall be final, binding and conclusive upon every Seller and Buyer may rely upon any decision, act, consent or instruction of each and every Seller. Buyer is hereby relieved from any liability to any Person for acts done by them in accordance with such decision, act, consent or instruction of Sellers' Representative.

        9.7 Access. In connection with any indemnification claim, Buyer shall give Sellers' Representative reasonable access to the books, records, and assets of the Company which relate to the act, omission or occurrence giving rise to such Damages and the right, upon prior notice, and at mutually acceptable times during normal business hours, to interview any appropriate personnel of the Company with respect thereto and Buyer shall cooperate with Sellers' Representative in defending any third party claim.

10. Set -off. Subject to Section 9.1(a), Buyer shall be entitled to recover any indemnification payments due in accordance with Section 9 only by setting off such amount against any amount due from Buyer to the Sellers pursuant to
Section 3. In the event that Buyer exercises its set-off right and is later determined (through arbitration, settlement or otherwise) not to be entitled to indemnification for the set-off amount, Buyer shall promptly pay such amount to Sellers (which shall be proportionally divided among the individual Sellers based on the number of Shares held by such Seller as of the Closing Date) plus interest at the prime rate (as reported in the Wall Street Journal, Eastern Edition) plus two hundred basis points from the date the set-off payment was due to the paid pursuant to Section 3.

11. Expenses; Taxes. Each party hereto shall pay its own expenses incidental to the preparation of this Agreement, the carrying out of the provisions of this Agreement and the consummation of the transactions contemplated hereby. Any sales, use, stamp or transfer taxes, and any other filing or recording fees, if any, which may be payable with respect to the consummation of the transactions contemplated hereby shall be payable by the party prescribed by applicable law or regulation as primarily liable.

12. Press Releases. Except as required by law or Buyer's listing agreement with the NASDAQ National Market, neither Buyer, the Company nor any of Sellers shall issue any press release or otherwise make public any information with respect to this Agreement nor the transactions contemplated hereby without the prior written consent of the other parties to this Agreement.

13. Contents of Agreement; Parties in Interest; etc. This Agreement and the agreements referred to or contemplated herein set forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby, and, except as set forth in this Agreement, and such other agreements and the Schedules hereto, there are no representations or warranties, express or implied, made by any party to this Agreement with respect to the subject matter of this Agreement. Any and all previous agreements and understandings between or among the parties regarding the subject matter hereof, whether written or oral, are superseded by this Agreement and the agreements referred to or contemplated herein.

14. Assignment and Binding Effect. This Agreement may not be assigned by either party hereto without the prior written consent of the other parties; provided, that Buyer may assign its rights and obligations under this Agreement to any directly or indirectly wholly-owned Subsidiary of Buyer, upon written notice to the Company if the assignee shall assume the obligations of Buyer hereunder and Buyer shall remain liable for its obligations hereunder. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto.

15. Notices. Any notice, request, demand, waiver, consent, approval, or other communication which is required or permitted to be given to any party hereunder shall be in writing and shall be deemed given only if hand delivered at the address specified below or sent by facsimile transmission (promptly followed by a hard-copy delivered in accordance with this Section 15) by overnight delivery or by registered or certified mail (return receipt requested), with postage and registration or certification fees thereon prepaid, addressed to the party at its address set forth below:

                  If to Buyer:

                  MTLG Investments, Inc.
                  90 Coles Road
                  Blackwood, New Jersey 08012
                  Attention:  Nancy A. Smith, Vice President and General Counsel
                  Facsimile: (856) 228-0653

                  with a copy to:

                  Ballard Spahr Andrews & Ingersoll, LLP
                  1735 Market Street, 51st Floor
                  Philadelphia, PA 19103
                  Attention: Justin P. Klein, Esq.
                  Facsimile: (215) 864-8999

                  If to the Sellers' Representative

                  Eric Batterman
                  c/o Omniplanar, Inc.
                  14 Washington Road, Building 1
                  Princeton Junction, New Jersey 08550
                  Facsimile: (609) 275-9474

                  with a copy to:

                  Morgan, Lewis & Bockius LLP
                  502 Carnegie Center
                  Princeton, New Jersey 08540
                  Attention:  Steven M. Cohen, Esq.
                  Facsimile: (609) 919-6701

or to such other address or Person as any party may have specified in a notice duly given to the other party as provided herein. Such notice, request, demand, waiver, consent, approval or other communication will be deemed to have been given as of the date so delivered, telegraphed or mailed.

16. Amendment. This Agreement may be amended, modified or supplemented at any time prior to the Closing Date by mutual agreement of the Buyer and Sellers' Representative. Any amendment, modification or revision of this Agreement and any waiver of compliance or consent with respect hereto shall be effective only if in a written instrument executed by the parties hereto.

17. Governing Law. This Agreement shall be governed by and interpreted and enforced in accordance with the laws of the State of New Jersey as applied to contracts made and fully performed in such state.

18. No Benefit to Others. The representations, warranties, covenants and agreements contained in this Agreement are for the sole benefit of the parties hereto, and their respective successors and assigns, and they shall not be construed as conferring, and are not intended to confer, any rights on any other Person.

19. Severability. If any term or other provision of this Agreement is determined to be invalid, illegal or incapable of being enforced by any rule of law or public policy, all other terms and provisions of the Agreement shall remain in full force and effect. Upon such determination, the parties hereto shall negotiate in good faith to modify this Agreement so as to give effect to the original intent of the parties to the fullest extent permitted by applicable law.

20. Section Headings. All section headings are for convenience only and shall in no way modify or restrict any of the terms or provisions hereof.

21. Schedules and Exhibit. All Schedules and Exhibit referred to herein are intended to be and hereby are specifically made a part of this Agreement. The Schedules and Exhibit referred to herein are intended to be and hereby are specifically made a part of this Agreement.

22. Counterparts. This Agreement may be executed by facsimile and in two or more counterparts, each of which shall be deemed an original, and Sellers and Buyer may become a party hereto by executing a counterpart to this Agreement and any counterpart so executed shall be deemed to be one and the same instrument.

                            [Signature Page Follows]

         IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have duly executed this Agreement as of the date first above written.

                                                     MTLG INVESTMENTS, INC.


                                        By:   /s/Benny A. Noens
                                      Name:   Benny A. Noens
                                     Title:   President

                                    SELLERS:


                                                           /s/Eric Batterman
                                                           ------------------
                                                     Name: Eric Batterman


                                                           /s/Donald Chandler
                                                           ------------------
                                                     Name: Donald Chandler


                                                           /s/Robert Dunphy
                                                           ------------------
                                                     Name: Robert Dunphy


         IN WITNESS WHEREOF, the undersigned, intending to be legally bound hereby, has duly executed this Agreement as of the date first above written for purpose of Section 6.4(k) of this Agreement.

                                                METROLOGIC INSTRUMENTS, INC.


                                        By:   /s/Benny Noens
                                      Name:   Benny A. Noens
                                     Title:   Chief Executive Officer

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




Date: November 12, 2004                     /s/ Benny Noens
                                            ----------------------------------
                                            By: Benny Noens
                                            Chief Executive Officer and
                                            President

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




Date: November 12, 2004                     /s/ Kevin J. Bratton
                                            ----------------------------------
                                            By: Kevin J. Bratton
                                            Chief Financial Officer

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny Noens, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Benny Noens
------------------------------------
By: Benny Noens
Chief Executive Officer and President
November 12, 2004


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

EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Quarterly Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Kevin J. Bratton
------------------------------------
By: Kevin J. Bratton
Chief Financial Officer
November 12, 2004


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