Form 10-K
period 2004-12-31
METROLOGIC INSTRUMENTS INC
filed 2005-03-16
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                                  Annual Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 2004
                         Commission file number 0-24712


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes [ X ]   No [   ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $223,814,000 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 1, 2005 there were 21,922,270 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the following documents are incorporated by reference:

Part III - The Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

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

The majority of our sales are derived from products that scan and decode bar codes. We believe that nearly half of our installed base of scanners are in use in retail environments. In addition, we design and manufacture sophisticated advanced optical systems for government and commercial customers. We believe we have been able to increase our market share in our bar code scanner and industrial automation markets by offering products with superior performance and features at price points that are very competitive with the products offered by others and by providing superior customer service.

Our business is divided into two major segments: (a) Data Capture & Collection and (b) Industrial Automation & Optical Systems.

         Data Capture & Collection
         Our Data Capture and Collection products include, but are not limited to, bar code scanners, OEM bar code reading engines and portable data collection devices. Bar code scanners are typically either handheld scanners or fixed projection scanners. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers. OEM bar code reading engines are scanning modules for use in a variety of devices and machines like mobile computing devices, PDAs, kiosks, and lottery terminals. Portable data collection devices are rugged handheld computers which typically employ a bar code reader and are used for in data management applications such as supply chain inventory and price lookup.

         Industrial Automation/Optical Systems
         Industrial Automation systems are comprised of fixed position readers that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Optical Systems are comprised of advanced electro-optical systems including wavefront sensors, adaptive optics systems and custom instrumentation.

         Resulting from the growth of our product line, service offerings and geographic reach, our target market segments and the customer base into which we sell have grown comparably. Examples include increased sales of our handheld mobile computer, emerging wireless applications and the introduction of handheld imaging products. Accordingly, we have adopted the segment title "Data Capture and Collection" to more accurately reflect the suite of products and services offered within the segment historically entitled "POS/OEM". The phrase Data Capture is fairly ubiquitous within our industry. We believe this modification better represents the company's offerings to its customers and better positions us to grow in accordance with our strategic plan(s).

         We have also refined our historical "Industrial/Optical Systems" segment into "Industrial Automation/Optical Systems" to better reflect the products and services we offer our customer base in our Industrial markets. Additionally, we believe there is benefit to differentiating the more complex systems sold into this market from certain of our Data Capture and Collection products that may be sold into similar customers via our worldwide distribution channels.

For additional information concerning our business segments, please refer to
Note 12, Financial Reporting For Business Segments and Geographical Information, to our Consolidated Financial Statements.

Since 2001, we have increased sales, cash flow from operations and net income. We have accomplished this primarily by applying our engineering expertise to develop innovative products that have expanded our market opportunities and by focusing on cost reduction to maintain a competitive advantage. Our commitment to cost reduction has enabled us to focus on offering products with leading technology at competitive prices. Additionally, we have decreased our overall direct manufacturing costs as a percentage of sales from 60.3% in 2000 to 54.1% in 2004.

We were founded over 36 years ago in 1968 by C. Harry Knowles, Chairman and former Chief Executive Officer. We are a vertically integrated manufacturer, producing most of our own optics, coatings and components in our manufacturing and design facilities in the United States and China. We have developed a broad portfolio of intellectual property that includes over 300 patents that we aggressively protect. We employ a direct sales force and have a broad network of distributors and value added resellers or VARs, to serve customers in over 110 countries through 17 offices worldwide.

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

Markets Served

Customers in our markets demand innovative solutions that enable them to more quickly and cost efficiently distribute, track and manage products and information from the early stages of manufacturing to the ultimate purchase by end users. Our industry addresses these needs with bar code scanners (including handheld scanners, fixed position scanners, scan engines and industrial readers), mobile computers, bar code printers and radio frequency identification equipment. We serve primarily the bar code scanner hardware market. In addition, we design and manufacture sophisticated advanced optical systems for government and commercial customers.

Bar Code Scanners
Bar code scanners are typically either handheld scanners or fixed projection scanners. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers. The market for these products is typically served by manufacturers like us, distributors or VARs, depending upon the preference and needs of the end user. We believe that buying decisions by end users are typically based first upon functionality and price, then reliability and service. The sale of data capture & collection products and service accounted for $140.2 million or 78.8% of our revenues in 2004.

Industrial Automation Products
Industrial scanning and dimensioning products are comprised of fixed position systems that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Industrial scanning and dimensioning systems are sophisticated solutions that often utilize high-speed conveyor belt systems. Laser-based systems are primarily utilized by the postal handling, transportation and logistics, retail distribution and automotive industries. Vision-based systems, which use camera-based technologies, are primarily used by the postal handling, transportation and logistics and manufacturing industries. We believe end users purchase these systems based first upon functionality and performance, then reliability, service and price. Included in Industrial Automation sales are revenues from our acquisition of Omniplanar in September 2004. The sale of industrial automation products and service accounted for $18.5 million or 10.4% of our revenues in 2004.

Optical Systems
Optical systems are highly customized, sophisticated, electro-optical systems used in government and commercial applications. Competitors in these markets include government contractors and specialty research and manufacturing companies in the commercial market. We believe contracts are awarded based principally on capability and cost effectiveness. The sale of optical systems accounted for $19.3 million or 10.8% of our revenues in 2004.

Our Competitive Strengths

We design, manufacture and market sophisticated imaging and scanning solutions serving a variety of point-of-sale, commercial and industrial applications. Our competitive strengths include:

Compelling Value Proposition

Through the combination of our ongoing investments in research and development and our dedication to low-cost production disciplines, we are able to offer feature-rich products at competitive prices.

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

Approximately one out of five of our employees are employed in an engineering capacity, including our engineering team in Suzhou, China. We believe our engineering expertise and ability to innovate enable us to provide and market a broad range of superior bar code scanners and industrial automation solutions. Additionally, we are focused on applying our innovative technologies to production automation and cost reduction initiatives and to the development of new solutions designed to expand our addressable markets.

Advanced Optical and Advanced Imaging Capabilities

We possess significant expertise in advanced optical and advanced imaging systems for customized, high performance commercial and government applications. Much of the core technology that we develop for these applications is funded through government research and development programs. We have adapted this technology to certain of our laser-based scanners and vision systems. We believe that this technology provides us with an advantage relative to our competitors in new product development. We intend to utilize these capabilities to further penetrate existing markets and to enter new markets.

Intellectual Property Portfolio

Over the past five years, we have almost quadrupled our patent portfolio to over 300 issued patents and we currently have over 225 additional new patent applications pending. We will continue to invest in patent applications and aggressively protect our patent position from competitors who we believe infringe our patents.

Multiple Distribution Channels Worldwide

We sell our products in over 110 countries through 17 direct sales offices located around the world. We primarily sell our products through a growing network of distributors and VARs. Our use of multiple distribution channels worldwide allows us to expand our market presence and ultimately provide our products to more end users. Our direct sales force concentrates on large retail and OEM accounts in North America and, more recently, Europe and Asia.

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

We design and manufacture an increasing number of our high volume products at our facility in Suzhou, China. Our operations in China allow us to take advantage of lower direct labor, manufacturing and research and development costs. During 2004, the expansion of our manufacturing facility in Suzhou, China was completed. This expansion nearly doubled the capacity of our China operations.

Our Growth Strategy

Our goal is to increase sales and profits by increasing our market share in our existing markets, by entering new markets in which we can apply our engineering and manufacturing expertise, by reducing our costs and by making selective strategic acquisitions.

Increase Our Share of Existing Markets through New Products and Expanded Sales Efforts

We continually invest in developing new and improved products to meet the changing needs of our existing customers. We have recently concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States and Europe as well as focusing on the early adoption of bar coding technology in healthcare. We have also expanded our international network of distributors and VARs, and our relationships with OEMs. To better serve our customers and distribution partners, we have increased our investments in support and service capabilities, enhanced product availability and reliability, and increased our custom product design and manufacturing capabilities.

Enter New Markets

A significant portion of our product development activities is focused on the introduction of bar code scanners to open markets that we have not previously served. For example, since 2000, we have introduced 16 new products, many of which address new bar code scanner markets, effectively doubling our addressable bar code scanner market. We believe that our combination of high quality products, service and support at lower price points will enable us to successfully continue to enter and compete in these markets.

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

Selectively Pursue Strategic Acquisitions

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and their evolving needs. For example, our acquisition of Adaptive Optics Associates ("AOA") in 2001 enhanced our technical and engineering capabilities in industrial and image acquisition applications. Our 2004 acquisition of Omniplanar broadened and strengthened our portfolio of decoding software to include robust omnidirectional decoding of linear, matrix and postal bar code images.

Our Products

Our products include laser bar code scanners, industrial automation products and advanced optical systems and are sold primarily to distributors, VARs, OEMs and directly to end users in various industries, in locations throughout the world. Our products are generally used as part of an integrated system and are connected to a host device, such as a personal computer or electronic point-of-sale equipment. Our products can be classified into one of the following three categories:

  o   Data Capture and Collection Products;

  o Industrial Automation readers including High Speed Vision and Scanning Systems; and

  o   Advanced Optical Systems.

Data Capture and Collection Products

Single-line Handheld Bar Code Scanners
We produce a broad line of laser-based bar code scanners that produce a single linear scan line and are predominantly used as handheld devices by their operators. We believe customers choose single-line handheld scanners for their relatively low-cost and portability. They are particularly suited for applications where items vary significantly in size, bar codes are arranged in lists or for reading exceptionally wide bar codes.


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


Combination Handheld/Presentation Bar Code Scanners
We produce a line of compact, laser-based scanners that generate a pattern of 20 intersecting scan lines for scanning bar codes independent of the bar code's orientation to the scanner, also known as omnidirectional scanning. Given their small size, light weight and omnidirectional capability, compact combination scanners are well suited for applications that require occasional portability given the size of objects being scanned or where counter space is limited.


----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
MS6720         Separate scanner and stand for
                portability
               Fully adjustable stand
--------------------------------------------------

Quantum T      Omnidirectional w/selectable         Convenience stores
               single-line menu mode                Pharmacy
               Protective rubber surround           Hardware stores
               Small size                           Airline ticketing
--------------------------------------------------  Apparel and specialty retail
Cubit          Protective rubber housing
               Adjustable built-in stand
--------------------------------------------------

Orbit          Contoured, hand-supportable,
                industrial design
               Unique one-piece tilting scan head
                scanning
-----------------------------------------------------------------------------

High Speed Fixed Projection Bar Code Scanners
Our line of fixed projection, laser-based bar code scanners allow operators to quickly sweep bar codes by the scanner in any orientation. This provides easy-to-use, high speed scanning by eliminating or reducing an operator's need to twist and turn bar codes within the scanner's working range. Fixed projection scanners are particularly useful in applications that require high throughput, a capability valued by our customers.


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

Horizon        User-replaceable window
(In-counter    Scratch-resistant window options
 scanner)      Built-in Electronic Article
                Surveillance antenna
-------------------------------------------------

Stratos        Bi-optic, 6-sided scanning
(Bi-optic      Redundant scanning system
 in-counter    10-minute field repair
 scanner)      Visual diagnostic indicator
-----------------------------------------------------------------------------


Portable Data Collection Terminals
Our portable data collection terminal is a battery-powered handheld device incorporating a scanning module, a keypad, an application software program and memory. Portable data collection terminals are particularly useful in applications that require mobile data management.

----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
ScanPal 2      Long battery life                      Inventory management
               Laser or linear imager options         Price lookup

-----------------------------------------------------------------------------


OEM Bar Code Scan Engines
We produce laser-based scanning modules, or engines, which are designed for integration into a variety of OEM equipment. We offer several standard and custom scan engine models that vary in physical size, scan pattern, decoding capabilities and scan speed. We believe customers choose our scan engines for their low-cost, ease of integration, robust scanning characteristics and, where applicable, fully sealed construction.

----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
MicroQuest     3V battery operation
(linear        Extremely small size
 engine)       Very low power consumption
--------------------------------------------------

ScanQuest      Completely sealed module for easy
(linear         handling
 engine)       Decoded and non-decoded models
               Tight beam control for automated       Portable scanning devices
                applications                          Reverse vending
--------------------------------------------------    Mass storage devices
                                                      Medical instrumentation
Cubit          Completely sealed module for easy      Interactive kiosks
(omni-          handling
 directional)  Simple remote configuration
               Superior up close scanning for
                self-service devices
---------------------------------------------------

Quantum        Visual and audible Scan Range
(omni-          optimization
 directional)  Programmable single-line option
----------------------------------------------------------------------------

Industrial Automation Products
Our line of laser-and vision-based industrial products and scanning systems are branded and marketed under the AOA name. Laser-based systems are typically chosen for their lower cost and their ability to read one-dimensional bar codes. We believe that vision-based technology is rapidly becoming the predominant system sought by companies in many industries including transportation and logistics, manufacturing, and parcel and postal handling. Vision-based systems offer greater functionality than traditional laser scanning devices including increased bar code read rates, two-dimensional bar code decoding, image capture and OCR capability.


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

----------------------------------------------------------------------------

HoloTunnel     Highly customizable                    Distribution/warehousing
iQ Tunnel      One-dimensional and two-dimensional     conveyor systems
(Multiple       bar code reading and image            Parcel and postal
 Device         acquisition                            handling
 Laser- or     Dimensioning                           Airport baggage handling
 Vision-Based
 Systems)
-----------------------------------------------------------------------------

Advanced Optical Systems

We are a leading provider of high performance advanced optical systems to government and commercial customers. Advanced optical systems are sophisticated, electro-optical systems. Our systems are designed and developed for highly advanced and customized applications that require the highest standards of accuracy, reliability and performance. As part of our advanced optics systems, we design and manufacture highly engineered components, wave front sensors and monolithic lenslet modules, or MLMs. Wave front sensors provide correction signals that control deformable mirrors. MLMs are arrays of micro lenses that focus and shape laser beams and images. These advanced components each have applications in the control and conditioning of lasers, retinal imaging and laser communications. Our products are typically integrated into larger, customized systems.

Research and Product Development

As of March 1, 2005, 173 of our employees were engineers, approximately 15% of our employees, who participate in our product development programs. Our engineers primarily develop new products, derivations of existing products and improvements to our products' reliability, ergonomics and performance. Approximately 23% of our engineers are located in Suzhou, China. Our acquisition of AOA in 2001 significantly increased our engineering capabilities, especially as they relate to optics and image capture. We strive to utilize these capabilities wherever possible in our bar code scanners and industrial automation products to maximize our products' functionality and facilitate new product development.

Substantially all of our products are developed internally by our engineering development programs. During 2002, 2003 and 2004, we incurred expenses of approximately $6.9 million, $6.8 million and $7.5 million, respectively, on research and development. We also participate in government and customer funded research programs.

Manufacturing

We manufacture our products primarily at our Blackwood, New Jersey and Suzhou, China facilities. Our China facility is strategically located approximately 60 miles from Shanghai, allowing us access to high quality engineers and factory employees, and close proximity to ports for shipping and receiving goods. Our Blackwood facility is vertically integrated, enabling us to quickly adapt and enhance our products and services to meet specific customer requirements. This capability reduces the length of our new product development cycle and our products' overall time to market.

Our industrial automation products, along with many of our newer products, are manufactured in our Blackwood, New Jersey facility, which is ISO 9001 certified. ISO 9001 is a system of management standards promulgated by the International Organization of Standardization that sets forth what a company must do to manage processes effecting quality. We manufacture a majority of our handheld products, which are lower cost, higher volume products, in our China facility. We intend to increasingly add manufacturing of other low-cost, high volume products to Suzhou, China to take advantage of lower costs. During 2004, the expansion of our manufacturing facility in Suzhou, China was completed. This expansion nearly doubled the capacity of our China operations.

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

Sales and Marketing

We market our products and services on a global basis direct to end users and OEMs and through a network of distributors and VARs. We have offices in 17 countries and sell our products into more than 110 countries.

We have contractual relationships with numerous distributors and dealers and a limited number of OEMs, VARs and end users. OEMs purchase our products, incorporate them into their systems and sell them under their own names. VARs purchase our products and other peripheral components needed for specific applications and sell them directly to end users. By utilizing multiple distribution channels, we have been able to expand our market presence, broaden our distribution network and sell to industries other than those serviced by our direct sales force. We provide training and technical support to our distributors and resellers to assist them in marketing and servicing our systems. We also encourage our resellers to become authorized service providers so that they can provide repair services directly to their customers.

Our subsidiaries sell, distribute and service our products throughout major markets of the world. In addition, the adaptive optical systems market is served through our AOA subsidiary.

Customers and End Users

We sell indirectly through distributors and VARs and directly to end users and OEMs. Our core markets include bar code scanner hardware, industrial automation products and advanced optical systems.

Our customers and end users within the bar code scanner hardware market include: department stores and chains, video rental chains, supermarkets, convenience store chains, hospitals, pharmacies, banks and libraries among others. Within our industrial automation market our customers and end users include: major package handlers, worldwide transportation and logistics companies, postal agencies, automotive and automotive component manufacturers, computer manufacturers, large industrial prime contractors, airlines and pharmaceutical manufacturers. In our advanced optical systems market our customers include governmental contractors, specialty research agencies and manufacturing companies.

The method by which we sell our products is typically dependent upon the nature of the end market application. For example, the majority of our bar code scanners are sold through indirect distribution channels. By contrast, the majority of our sales in the industrial market are sold direct to key end users and integrators, and the majority of our sales in the advanced optical market are sold through large prime contractors.

Inventory and Backlog

We endeavor to produce products based upon a forecast derived from historical sales, actual weekly shipments and regularly updated estimates of future demand. Together with our vertical integration, this forecasting process allows us to satisfy customers' shipment demands with limited inventory of completed products and component parts.

As of December 31, 2004, we had approximately $19.3 million in backlog orders of which $11.5 million is attributable to AOA contracts. All backlog orders are anticipated to be filled prior to December 31, 2005. As of December 31, 2003, we had approximately $22.4 million in backlog orders, of which approximately $12.8 million was attributable to AOA contracts. All but $1.6 million of such backlog orders as of December 31, 2003 were completed by December 31, 2004.

Competition

Our industry is highly competitive. Our bar code scanners, including handheld scanners and fixed projection scanners, compete primarily with those produced by U.S. manufacturers Hand Held Products, Inc. (a Welch Allyn affiliate), Intermec Technologies Corporation (a division of UNOVA Inc.), NCR Corporation, PSC Inc., and Symbol Technologies, Inc.; European manufacturer Datalogic S.p.A.; and Asian manufacturers Densei, Fujitsu Limited, Nippondenso ID System and Opticon, Inc. Our industrial scanners primarily compete with those produced by U.S. manufacturers Accu-Sort Systems, Inc., Microscan Systems, Inc.; and European manufacturers Datalogic S.p.A., Sick AG and Opticon, Inc. in Asia. While many of our competitors are larger and have greater financial, technical, marketing and other resources than we do, we believe that we compete successfully on the basis of price, quality, value, service and product performance.

Intellectual Property

We file domestic and foreign patent applications to protect our technological position and new product development. As of March 1, 2005, we owned 263 U.S. patents, which expire between 2005 and 2022, and 53 foreign patents, which expire between 2005 and 2019. In addition, we have over 225 patent applications currently on file with the U.S. Patent and Trademark Office and foreign patent offices with respect to certain products and improvements we have developed. We own numerous U.S. and foreign trademark registrations. We intend to continue to file applications for United States and foreign patents and trademarks. Although we believe that our patents provide a competitive advantage, we also rely upon our proprietary know-how, innovative skills, technical competence and marketing abilities.

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

Employees

As of March 1, 2005, we had approximately 1,175 full-time employees worldwide. None of our employees currently are represented by a labor union. However, under Chinese law, if we have over 200 employees in China, these employees will be required to be represented by a union. We expect that by 2005, our employees in Suzhou, China will be represented by a union in accordance with Chinese law. Management believes that its relationships with its employees are good.

Financial Information about Geographic and Business Segment

We operate both domestically and internationally in two distinct business segments. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 31, 2004, and total long-lived assets as of December 31, 2004, December 31, 2003 and December 31, 2002, is provided in Note 12 to the Consolidated Financial Statements.

Available Information

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

Item 2.  Properties

Our executive offices and U.S. manufacturing facilities are located in Blackwood, New Jersey and until December 2003 were leased by us from C. Harry Knowles, our Chairman of the Board and Director, and Janet H. Knowles, our Vice President, Administration, Treasurer and Director. The building is approximately 116,000 square feet, of which approximately 82,000 square feet is dedicated to manufacturing. In order to reduce our operating costs, we purchased this facility in December 2003 for $4.79 million, which was less than the values determined by two independent appraisals. Our facility in Suzhou, China was leased by us until November 2004. Construction commenced in December 2003 to double the size of the facility and upon completion of the construction, we purchased the expanded facility and additional land for future expansion. The final installment payments for the purchase will occur in fiscal 2005. The facility is now approximately 46,000 square feet.

Our subsidiaries each lease office space from third parties. As of December 31, 2004 our aggregate floor space was approximately 354,000 square feet.

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

We are currently involved in matters of litigation arising in the normal course of business including the matters described below. We believe that such litigation either individually or in the aggregate will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as noted below.

On July 21, 1999, we and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit which was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the U.S. District Court in Las Vegas, Nevada, requested a declaratory judgment that certain patents owned by the Lemelson Partnership were not infringed, invalid and/or unenforceable for a variety of reasons. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. The Lemelson Partnership has appealed this decision to the Court of Appeals for the Federal Circuit and this appeal is now pending.


On October 13, 1999, we filed suit for patent infringement against PSC Inc. ("PSC') in the U.S. District Court for the District of New Jersey. The complaint asserts that at least seven of our patents are infringed by a variety of point-of-sale bar code scanner products manufactured and sold by PSC. The complaint seeks monetary damages as well as a permanent injunction to prevent future sales of the infringing products. On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy was pending. The stay was lifted on July 18, 2003, and the Court issued a ruling on the Markman hearing on August 26, 2003 entering a decision and order providing an interpretation of the claims in suit. Certain pretrial motions are still pending before the Judge and no date has been set for trial.

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) eleven of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that 8 of the products are not royalty bearing products under the Symbol Agreement but that 3 of the products are royalty bearing products. The Company has made a motion for another interim award to review a portion of the arbitrator's decision. This motion has been granted and on March 23, 2005 the arbitrator will reopen the hearing with regard to certain portions of his earlier decision.

To date no final award of damages against the Company has been granted in this matter. Symbol has made a request for a damage award in the amount of approximately $10 million dollars. The Company believes that Symbol's claims for damages in this amount are wholly without merit and intends to vigorously defend against it, however if Symbol were to receive a final award in the amount of $10 million dollars and such an award were not reversed on appeal it would have a material impact on the Company.

On June 18, 2003, the Company filed suit against Symbol Technologies, Inc. in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Cross License Agreement. This matter is still in discovery.

On May 17, 2004, PSC filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. The Company believes that PSC's claims are wholly without merit and intends to vigorously defend against them. The Company has filed an answer and counterclaims to the complaint. This case in now in the early stages of discovery.

We are not aware of any other legal claim or action against us, which could be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.



Executive Officers of the Registrant

The executive officers of the Company as of December 31, 2004 were as follows:

Name                       Age      Position
Benny A. Noens             57       Chief Executive Officer and President
Kevin J. Bratton           55       Chief Financial Officer
Gregory DiNoia             40       Vice President, The Americas
Dale M. Fischer            64       Vice President, International Sales
Janet H. Knowles           63       Director, Vice President, Administration,
                                     and Treasurer
Joseph Sawitsky            42       Senior Vice President, Manufacturing
Mark C. Schmidt            34       Senior Vice President, Marketing
Nancy A. Smith             38       Vice President, General Counsel and
                                     Secretary
Jeffrey Yorsz              47       Senior Vice President, Industrial Systems

The Company's executive officers are elected annually by the Board of Directors following the annual meeting of shareholders and serve at the discretion of the Board of Directors.

Benny A. Noens has served as the Company's Chief Executive Officer and President since June 2004. Mr. Noens served as the Company's European Sales Manager from 1991 to 1993 and as Vice President, European Sales from 1994 to March 2004 and was promoted to Senior Vice President, European Sales in March 2004. In addition, Mr. Noens had been Managing Director of Metrologic Instruments GmbH from 1994 until June 2004. From 1980 until 1991, Mr. Noens held several positions with Data General Corporation, including serving in Latin America as Marketing and Distribution Manager. Prior to his employment at Data General, Mr. Noens managed a division of C.T. Janer Co., an import/export company located in Rio de Janiero, Brazil.

Kevin J. Bratton has served as the Company's Chief Financial Officer since July 1, 2002. Mr. Bratton was employed as the Chief Financial Officer of The JPM Company, a company that manufactured wire and cable assemblies at various locations throughout the world, from June 2000 through June 2002. The JPM Company filed a Chapter 11 petition in the United States Bankruptcy Court for the District of Delaware on March 1, 2002. From July 1999 to May 2000, Mr. Bratton was the Director of External Reporting at The JPM Company. Prior to joining JPM, Mr. Bratton was a Vice President and Treasurer of IGI, Inc., a manufacturer of poultry biologics and veterinary pharmaceuticals.

Gregory DiNoia has served as the Company's Vice President, North American Sales since March 2004. In January 2005, he took over responsibility for South America becoming Vice President, The Americas. Mr. DiNoia joined us in 1997 as the Midwest Account Manager and has served as a Strategic Account Manager and was promoted to Director of Strategic Retail & OEM Accounts in January 2001. Prior to joining Metrologic, he held several positions in sales and contract management.

Dale M. Fischer has served as the Company's Director of International Marketing and Sales from 1990 to 1993 and has served as Vice President, International Sales since 1994. From 1989 to 1990, Mr. Fischer was Chairman of Great Valley Corporation, a worldwide marketing and product development company. From 1967 until 1988, Mr. Fischer held several positions with TRW Electronics Component Group ("TRW"), most recently as International Marketing, Sales and Licensing Director. Mr. Fischer was responsible for marketing and sales of TRW products in more than 50 countries and was responsible for the implementation of a joint venture in Japan and the establishment of seven technology and manufacturing licenses throughout the world.

Janet H. Knowles was a director of the Company from 1972 to 1984 and has served as a director since 1986. Mrs. Knowles served as Vice President, Administration from 1976 to 1983 and has served in that capacity since 1984. Mrs. Knowles served as Secretary from 1984 to July 2004, and as Treasurer since 1994. Mrs. Knowles is the wife of the Chairman of the Board.

Joseph Sawitsky has served as the Company's Vice President, Manufacturing since November 1999 and was promoted in March 2004 to Senior Vice President, Manufacturing and Operations. He joined Metrologic in 1998 as the Production Manager. After serving in the Nuclear Submarine Force, he worked at ICI Composites from 1990 to 1994 and manufactured specialty polymer materials for the aerospace and industrial markets. From 1994 to 1998 he held several positions with Zenith Electronic Corporation making consumer electronic equipment.

Mark C. Schmidt has served as the Company's Vice President, Marketing since November 1999. He was promoted to Senior Vice President, Marketing in March 2004. He has been employed by Metrologic since 1992. During his tenure, Mr. Schmidt has progressed from Optical Engineer to the position of POS Product Manager in 1995, and Marketing Manager in 1997.

Nancy A. Smith has served as the Company's Vice President, General Counsel since March 2002 and Secretary of the Company since July 2004. Ms. Smith joined the Company in 1996 as its Corporate Counsel and patent attorney. Prior to joining Metrologic, Ms. Smith was employed as a patent attorney for a private law firm in Baltimore, Maryland.

Jeffrey Yorsz has served as the Vice President, Industrial Systems since March 2002. In March 2004, he was promoted to Senior Vice President, Industrial Systems. Mr. Yorsz also serves as President and General Manager of Adaptive Optics Associates, Inc., a wholly owned subsidiary of Metrologic Instruments, Inc., since its acquisition in January 2001. He joined AOA as an engineer in 1984 and has held prior positions of Manager of Electrical Engineering and Assistant General Manager of the company.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

                         PRICE RANGE OF OUR COMMON STOCK

      Our common stock is listed on the Nasdaq National Market and trades under the symbol MTLG. On March 1, 2005, we had 21,922,270 shares of common stock outstanding, which were held by approximately 185 holders of record. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share for our common stock on the Nasdaq National Market. Year ended December 31, 2003 is adjusted to reflect the 3-for-2 stock split effected July 3, 2003 and the two-for-one stock split effected October 30, 2003.

                                                 High         Low

        Year ended December 31, 2003
        First Quarter                          $   4.10  $    2.50
        Second Quarter                            15.13       3.46
        Third Quarter                             22.75      10.33
        Fourth Quarter                            32.38      17.20

        Year ended December 31, 2004
        First Quarter                          $  33.50  $   20.68
        Second Quarter                            25.75      13.81
        Third Quarter                             20.15      13.00
        Fourth Quarter                            21.84      14.50



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

Item 6.  Selected Consolidated Financial Data
(in thousands except per share data)


                                            Year Ended December 31,
                               2000(1)   2001(1)(2)2002(3)   2003(4)   2004(5)
                               ----      ----      ----      ----      ----
Statement of Operations Data:

Sales                      $  91,884 $ 112,011 $ 115,806 $ 138,011 $ 177,955
Cost of sales                 55,394    83,527    74,385    79,654    96,227
                           ---------  -------- --------- --------- ---------
Gross profit                  36,490    28,484    41,421    58,357    81,728
Selling, general and
 administrative expenses      26,314    30,877    28,271    31,378    42,518
Research and development
 expenses                      4,975     6,563     6,929     6,764     7,521
Severance costs                  160         -       602        71         -
                           --------- --------- ---------  -------- ---------
Operating income (loss)        5,041    (8,956)    5,619    20,144    31,689

Other income (expense),
 net                            (878)   (3,596)   (2,917)      897     2,159
                           --------- --------- ---------  -------- ---------
Income (loss) before
 income taxes                  4,163   (12,552)    2,702    21,041    33,848
Provision (benefit) for
 income taxes                  1,426    (4,775)    1,027     7,160    11,168
                           --------- --------- --------- ---------  --------

Net income (loss)          $   2,737 $  (7,777)$   1,675  $ 13,881  $ 22,680
Add back: Goodwill
 amortization                    102       818         -         -         -
Adjusted net income
 (loss)                    $   2,839 $  (6,959)$   1,675  $ 13,881  $ 22,680
                           ========= ========= ========= =========  ========

Net income (loss) per
 common share (6)
  Basic                    $    0.17 $   (0.47)$    0.10  $   0.79  $   1.06
                           --------- --------- --------- ---------  --------
  Diluted                  $    0.16 $   (0.47)$    0.10  $   0.72  $   0.99
                           ========= ========= ========= =========  ========
Weighted average number
 of outstanding common
 shares and equivalents(6)
   Basic                      16,316    16,373    16,400    17,597     21,472
                           ========= ========= ========= =========  =========
   Diluted                    16,674    16,373    16,471    19,383     22,974
                           ========= ========= ========= =========  =========



                                          Year Ended December 31,
                               2000       2001       2002      2003      2004
                               ----       ----       ----      ----      ----
(In thousands)
Balance Sheet Data:
Cash and cash equivalents  $  2,332  $    557  $  1,202  $  48,817  $  64,715
Working capital            $ 42,472  $ 20,606  $ 13,407  $  74,112  $  83,318
Total assets               $ 81,447  $ 85,773  $ 74,579  $ 139,900  $ 192,527
Long-term debt             $ 25,334  $ 27,465  $ 14,431  $     320  $   2,015
Total debt                 $ 28,039  $ 40,731  $ 21,486  $   5,527  $  18,280
Total shareholders'
 equity                    $ 35,763  $ 26,261  $ 29,471  $ 107,608  $ 138,016

(1) On January 26, 2000, we acquired a 51.0% interest in Metrologic Eria Iberica ("MEI") and our results of operations include the results of operations of MEI from that date forward. On July 18, 2000, we acquired a 51.0% interest in Metrologic Eria France ("MEF") and our results of operations include the results of operations of MEF from that date forward. On January 8, 2001, we completed the acquisition of AOA and our results of operations include the results of operations of AOA from that date forward.
(2) During the year ended December 31, 2001, cost of sales included special charges and other costs of $10.0 million that are not expected to recur in subsequent periods.
(3) On January 1, 2002, we adopted FAS 142 and discontinued the amortization of goodwill. See Note 6 to our Consolidated Financial Statements.
(4) During the year ended December 31, 2003, we recorded a gain of $2.2 million on the early extinguishment of debt and expenses of $463 incurred in connection with our efforts to refinance our bank debt.
(5) On September 24, 2004, we acquired Omniplanar, Inc. and our results of of operations of Omniplanar, Inc. from that date forward.
(6) Weighted average number of common shares and per share amounts for 2000-2002 have been restated to reflect the 2003 stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for our products;
(v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) changes from the expected gross margin percentage due to a number of factors including product mix; (vii) the effects of and changes in trade, monetary and fiscal policies, laws, regulations and other activities of government, agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered products to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xi) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity;
(xiii) and the potential impact of terrorism, international hostilities and possible natural disasters.

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

Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations, and our ability to realize the full value of our accounts receivable. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer's credit quality as well as subjective factors and trends, including the aging of receivable balances. Once we consider all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts.

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

Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net identifiable assets at the date of acquisition. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, but test for impairment of goodwill using a discounted cash flow analysis. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value. We completed our annual impairment test as of October 1, 2004 and determined that there was no goodwill impairment to be recognized. The key assumptions used to determine the fair value of our reporting units included (a) cash flow periods of 5 years; (b) terminal values based upon a terminal growth rate of 3%; and (c) a discount rate of 13.9%, which was based on the Company's weighted average cost of capital adjusted for the risks associated with the operations.

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

Income Taxes We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets on an ongoing basis by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization is our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See the section on Forward Looking Statements included at the beginning of this Item 7 on Management's Discussion and Analysis for a listing of factors that may affect the achievement of our forecasted taxable income.

The Company's annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company operates within federal, state and international taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company maintains reserves for estimated tax exposures. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed on an ongoing basis for their adequacy and appropriateness. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in the provision for income taxes line in our Consolidated Statement of Operations in the period of the event.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Interests with Characteristics of Both Liabilities and Equity." This statement requires liability classification for certain types of financial instruments, many of which were previously classified as equity. The statement was effective on July 1, 2003; however, FASB's adoption of certain provisions has been deferred for an indefinite period. The adoption of this statement had no material impact on our consolidated financial position, consolidated results of operations or liquidity.

In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46 and related revisions had no significant impact on our consolidated financial position, consolidated results of operations or liquidity.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, consolidated results of operations or liquidity.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs
Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Although the Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. Tax authorities are expected to provide clarifying language on key elements of the repatriation provision. We have conducted a preliminary identification of potential repatriation and reinvestment opportunities; however, the clarifying language may affect our evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, we will be unable to complete a determination of the Act's effect on our plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated financial position, consolidated results of operations and earnings per share. We have not yet determined the method of adoption or effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See "Accounting for Stock Options" in Note 2 of the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, consolidated results of operations or liquidity.

Overview

We are experts in optical image capture and processing solutions. In recent years, we have increased sales, cash flow from operations and net income primarily through the introduction of new products, penetration into new markets and a focus on cost reduction activities to maintain a competitive advantage.

Success factors critical to our business include sales growth through continued penetration within our existing markets through new product introductions and expanded sales efforts, entering into new markets, maintaining a highly responsive and cost efficient infrastructure, achieving the financial flexibility to ensure that we can respond to new market opportunities in order to return value to our shareholders, and selectively pursuing strategic acquisitions.

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States as well as focusing on the early adoption of bar coding technology in the healthcare industry. During fiscal 2004, we added several new key retail accounts which contributed to our year over year sales growth of 28.9%. Another key factor in achieving this double-digit sales growth has been our ability to continue our growth in eastern Europe and throughout Asia. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility which was completed in the third quarter of 2004 as well as the opening of new sales offices in these territories. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate new markets that we have not previously served and gain market share in our existing markets. Furthermore, we currently have several promising new products in the pipeline. We continue to believe sales for 2005 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs. During the year ended December 31, 2004, we continued to realize the benefits of these process improvements. In addition, the expansion of our manufacturing facility in Suzhou, China was completed during the third quarter of 2004. This expansion nearly doubled the size of the existing China operations and more importantly, is providing cost efficiencies through lower direct labor costs as we continue to produce more of our products in this facility. During fiscal 2004 approximately 65.2% of our data capture & collection products were manufactured in our Suzhou, China manufacturing facility, an increase of approximately 6.7% from fiscal 2003. We intend to expand our manufacturing capabilities at our Suzhou, China facility in fiscal 2005 to continue to take advantage of these cost efficiencies. The factors discussed above are key contributors to the year over year growth of approximately 3.7% in our gross margin percentage

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. In October 2003, we completed a follow-on public offering, which provided us with net proceeds of $55.5 million. We used a portion of those net proceeds to pay down existing indebtedness and purchase our Blackwood, New Jersey facility. We are using the remaining net proceeds to fund working capital requirements for continued growth of our business. As of December 31, 2004, we had total debt of approximately $18.3 million. Furthermore, we had cash and cash equivalents of approximately $64.7 million as of December 31, 2004. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. In March 2004, we purchased the remaining 49% interest in Metrologic Eria France for approximately 3.6 million euros, or $4.3 million at the exchange rate on March 31, 2004. During September 2004, we acquired 100% of the common stock of Omniplanar Inc. ("Omniplanar"), an imaging software company for approximately $13.0 million. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. Our acquisition of Omniplanar broadened and strengthened our portfolio of decoding software to include robust omnidirectional decoding of linear, matrix and postal bar code images. Metrologic has licensed from Omniplanar the SwiftDecoder software since the year 2000 for use in our iQ(R) line of industrial vision-based products. We also intend to make use of the software in other products as well. By acquiring this 2D imaging technology, we will be able to reduce our licensing costs for our current and future imaging-based products. We expect this acquisition to be accretive to sales and earnings on a prospective basis.

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


                                                         December 31,
                                                  2002       2003      2004
                                                  ----       ----      ----
Sales                                            100.0%     100.0%    100.0%
Cost of sales                                     64.2%      57.7%     54.1%
Gross profit                                      35.8%      42.3%     45.9%
Operating expenses:
  Selling, general and administrative expenses    24.4%      22.7%     23.9%
   Research and development expenses               6.0%       4.9%      4.2%
   Severance costs                                 0.5%       0.1%      0.0%

Total operating expenses                          30.9%      27.7%     28.1%

Operating income                                   4.9%      14.6%     17.8%
Other income (expenses), net                     (2.5)%       0.6%      1.2%

Income before income taxes                         2.3%      15.2%     19.0%
Provision for income taxes                         0.9%       5.2%      6.3%

Net income                                         1.4%      10.1%     12.7%

Our business is divided into two major segments: Data Capture & Collection, and Industrial Automation and Optical Systems.

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

Industrial automation products are comprised of fixed position systems that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Optical Systems are comprised of advanced electro-optical systems including wavefront sensors, adaptive optics systems and custom instrumentation.

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.



                                             Year Ended December 31,
                                         --------------------------------
                                            2002        2003       2004
                                            ----        ----       ----
  (In thousands)
  Data Capture & Collection               $  87,929  $  112,817  $ 140,171
  Industrial Automation/Optical Systems
    Industrial Automation                    11,499      13,712     18,475
    Optical                                  16,378      11,482     19,309
                                          ---------   ---------  ---------
      Total Industrial Automation/
          Optical Systems                    27,877      25,194     37,784
                                          ---------   ---------  ---------
       Total Company                      $ 115,806   $ 138,011  $ 177,955
                                          =========   =========  =========


Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. A significant percentage of our products are manufactured in our U.S. facility and, therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Manufacture of our point-of-sale products in our Suzhou, China facility accounted for approximately 65.2% and 58.5% of point-of-sale unit sales in 2004 and 2003, respectively. In 2004 and 2003, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro.

The following table sets forth certain information as to our sales by geographical location:



                                     Year Ended December 31,
                   ----------------------------------------------------------

                      2002      %          2003      %         2004       %
                   --------------     ----------------     -----------------

 (Dollars in thousands)

North America     $  55,179   47.6%   $   58,149   42.1%   $  76,081    42.8%
 Europe              43,057   37.2        57,474   41.7       70,819    39.8
 Rest of World       17,570   15.2        22,388   16.2       31,055    17.4
                  ---------  -----    ----------  -----    ---------   -----
  Total           $ 115,806  100.0%   $  138,011  100.0%   $ 177,955   100.0%
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

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Sales increased 28.9 % to $ 178.0 million in 2004 from $138.0 million in 2003. The increase was attributed to higher sales in both the data capture & collection and industrial automation/optical systems business segments. Sales of our data capture & collection products increased by 24.2 %, sales of industrial automation products increased by 36.5 %, and sales of optical systems increased by 65.7%. Approximately $6.6 million of the increase in data capture & collection sales resulted from the strengthening of the euro against the U.S. dollar in 2004. Data capture & collection sales increased approximately $31.2 million due to increased unit sales of our handheld scanners. These factors were partially offset by a decrease of approximately $10.5 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector during 2004, in all geographic regions.

The increase in the industrial automation product sales is primarily due to continued sales under a contract with a large systems integrator for use in a new automated parcel and package system for the U.S. Postal Service, ongoing integration services with regard to a contract with a major airline customer for bar code scanning equipment and installation services to build and install scanning stations and tunnels for use in baggage handling systems, and also the sales contribution from our Omniplanar acquisition which closed at the end of the third quarter of 2004.

The increase in optical system sales reflects an increase in ongoing customer funded research and development programs, an increase in the scope of work of selected cost plus type contracts during the year, and the completion of certain short term fixed price contracts in 2004.

International sales accounted for $101.9 million or 57.2 % of total sales in 2004 and $79.9 million, or 57.9% of total sales in 2003. The increase in international sales was from increased sales in our Europe and ROW geographic regions. No individual customer accounted for 10% or more of revenues in 2004 or 2003. The increase in European sales can be attributed to increased unit volume along with the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. The increase in our unit volume within Europe is attributed to increased sales though our expansive distributor network coupled with the addition of several new key end user accounts. The increase in our ROW sales is primarily attributable to year over year growth due to continued penetration into both new and existing key markets.

Cost of sales increased 20.8 % to $96.2 million in 2004 from $79.7 million in 2003. As a percentage of sales, cost of sales was 54.1% in 2004 compared with 57.7% in 2003. The decrease in the percentage of cost of sales in 2004 was due to the following:

     o The strengthening of the euro against the U.S. dollar, as discussed above, net of the decreases in average selling prices.

     o A decrease in direct labor costs as a percent of sales as a result of increased unit production in our Suzhou, China facility during 2004.

     o A decrease in direct material costs as a percent of sales resulting from cost reduction initiatives, primarily product redesigns lowering our bill of material costs.

     o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol o Technologies and the Company. (See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies," located elsewhere in this document.)

     o More favorable product mix resulting from increased sales of certain more profitable handheld scanners in 2004.

     o Lower overhead expenses, including a decrease in rent expense due to the purchase of the Blackwood manufacturing o facility in December 2003 and a decrease in indirect labor attributed to efficiencies in manufacturing engineering and product support efforts.

These factors were partially offset by increased sales of certain lower margin products, including our portable data terminals that are not manufactured by us, but purchased from other sources. These items generally have margins 10-15% lower than our own manufactured products.

SG&A expenses increased $11.1 million or 35.5%, to $42.5 million in 2004 from $31.4 million in 2003. As a percentage of sales, SG&A expenses were 23.9% in 2004 as compared with 22.7% in 2003. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2004, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased professional service fees related to our Sarbanes-Oxley section 404 compliance, an increase in legal costs associated with ongoing litigation matters, and an increase in personnel costs as we started to increase our infrastructure to support the increased sales levels during 2004 and beyond.

R&D expenses increased $0.8 million or 11.2%, to $7.5 million in 2004 from $6.8 million in 2003. As a percentage of sales, R&D expenses were 4.2% in 2004 as compared with 4.9% in 2003. In absolute dollars, the increase in R&D expenses, which consists primarily of higher salaries and R&D material costs, was the result of ongoing new product development efforts including expanded efforts focused on our development of the IQ camera-based vision system.

Net interest income/expense reflects $0.2 million of net interest income in 2004 compared to $1.3 million of net interest expense in 2003. The decrease can be attributed to the following factors: (i) lower interest expense and related outstanding borrowings in 2004 due to repayments and/or termination of outstanding debt issuances during fiscal 2003 and (ii) higher interest income due to higher cash and cash equivalent balances resulting from the proceeds received from the follow-on public offering that closed in October 2003. Interest expense in 2003 includes $0.2 million of unamortized original issue discount associated with repayment of the subordinated note to Mr. and Mrs. Knowles in October 2003.

Other income/expense reflects net other income of $2.0 million in 2004 compared to net other income of $2.2 million in 2003. The decrease in other income was due to (i) a $2.2 million gain on the early repayment of subordinated debt related to the acquisition of AOA in 2003; offset by (ii) foreign exchange gains of $2.3 million in 2004 as compared with foreign exchange gains of $0.8 million in 2003; and (iii) $0.5 million of bank charges in 2003 incurred in connection with our efforts to refinance our bank debt and restructure our overall debt position that enabled us to realize the gain on early extinguishment of debt.

Net income was $22.7 million in 2004 as compared with $13.9 million in 2003. Net income reflects a 33% and 34% effective income tax rate in 2004 and 2003, respectively. The decrease in the effective income tax rate can be attributed to the recognition of research & development tax credits.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Sales increased 19.2% to $138.0 million in 2003 from $115.8 million in 2002. The increase was primarily attributable to higher sales of our data capture & collection products. Sales of our data capture & collection products increased by 28.3%, sales of industrial automation products increased by 19.2%, while sales of optical systems decreased by 29.9%. Approximately $8.9 million of the increase in data capture & collection sales resulted from the strengthening of the euro against the U.S. dollar in 2003. Data capture & collection sales increased approximately $21.9 million due to increased unit sales of our handheld scanners, of which $1.1 million was attributed to the introduction of new products in 2003. These factors were partially offset by a decrease of approximately $5.8 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector during 2003, primarily in Europe.

The increase in the industrial automation product sales is primarily due to increased sales attributable to (i) a contract with a large systems integrator for use in a new automated parcel and package system for the U.S. Postal Service; and (ii) a contract with a major airline customer for bar code scanning equipment and installation services to build and install scanning stations and tunnels for use in baggage handling systems.

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

     o A decrease in royalty costs due to a reduction in the number of products covered by the agreement between Symbol Technologies and the Company. (See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies," located elsewhere in this document.)

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

Severance costs in 2002 of $0.6 million is attributed to workforce reductions in March, April, August, and September 2002.

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

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by decreases in seasonal demand from European customers in our third quarter. We have historically experienced our strongest quarter during the fourth quarter of the fiscal year. For quarterly results of operations, see Supplementary Data following the Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities for the Period Ended December 31, 2004

Net cash provided from operations increased $15.9 million, or 130% from $12.2 million in 2003 to $28.1 million in 2004. Net cash provided by operating activities in 2004 can be attributed primarily to net income of $22.7 million, adjusted for depreciation and amortization of $4.8 million, increases in accrued expenses and accounts payable of $11.8 million, offset by increases in inventory and accounts receivable of $11.8 million.

Our working capital increased $9.2 million to $83.3 million as of December 31, 2004 from $74.1 million as of December 31, 2003 as a result of our profitable operations and the following significant balance sheet changes:

     o Inventory increased $6.9 million to $23.9 million as of December 31, 2004 from $17.0 million as of December 31, 2003. The increase is a result of a buildup in the inventory levels resulting from longer delivery cycles of finished goods as we increase our use of ocean shipments to maximize logistic efficiencies as well as to improve product availability throughout the world so that we may capitalize on opportunities that require a timely delivery response.

     o Accounts receivable, net increased $7.8 million to $35.2 million as of December 31, 2004 from $27.4 million as of December 31, 2003. The increase is primarily attributable to our increased sales volumes especially near the end of the fourth quarter. Our days sales outstanding ("DSO") increased slightly to 64 days in 2004 from 63 days in 2003.

     o Cash and cash equivalents increased $15.9 million to $64.7 million as of December 31, 2004 from $48.8 million as of December 31, 2003. The increase is a result of the various factors discussed above.

     o The current portion of lines of credit and notes payable increased $11.1 million to $16.3 million as of December 31, 2004 from $5.2 million as of December 31, 2003. The increase is a result of notes issued as a result of the Omniplanar acquisition in the third quarter of 2004 as well as increased borrowings under our foreign lines of credit which acts as a natural hedge against rapid and volatile currency fluctuations.

     o Deferred contract revenue increased $1.2 million to $1.5 million as of December 31, 2004 from $0.3 million as of o December 31, 2003. The increase is the result of the recognition of deferred revenue for a contract in which cash received was in excess of the revenue earned based on percentage completed.

     o Accrued expenses increased $4.8 million to $16.3 million as of December 31, 2004 from $11.5 million as of o December 31, 2003. The increase is primarily attributable to higher accrued corporate taxes, warranties and professional fees.

     o Accounts payable increased $3.2 million to $10.7 million as of December 31, 2004 from $7.5 million as of December 31, 2003. The increase is a result of increased material purchases to meet higher forecasted demand.

Operating Activities for the Year Ended December 31, 2003

Net cash provided from operations decreased $7.8 million, or 38.9% from $20.0 million in 2002 to $12.2 million in 2003. Net cash provided by operating activities in 2003 can be attributed primarily to net income of $13.9 million, increases in inventory, accounts receivable and accrued expenses offset by a decrease in accounts payable.

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

     o The current portion of lines of credit and notes payable decreased $1.9 million to $5.2 million as of December 31, 2003 from $7.1 million as of December 31, 2002. The decrease is a result of the payment of subordinated promissory notes due to United Technologies Optical Systems, Inc. ("UTOS"), the former parent of AOA and the payment in full of the term loan under our Amended Credit Facility.

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

Investing activities

Cash used in investing activities was $21.7 million and $8.2 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash used in investing activities is primarily due to the closing of the Omniplanar acquisition resulting in a cash payment of approximately $9.1 million, increased quarterly installments of approximately $1.0 million to purchase the remaining 49% minority interest in Metrologic Eria Iberica, and the purchase of the remaining 49% interest in Metrologic Eria France in fiscal 2004 for approximately $4.3 million. See "Acquisitions of Minority Interests" below for additional information regarding these transactions.

Cash used in investing activities in 2003 reflected $6.9 for property, plant and equipment purchases primarily related to the purchase of our Blackwood, NJ facility and initial funding for the expansion of our Suzhou, China manufacturing facility, quarterly installments of $1.4 million to purchase the remaining 49% minority interest in Metrologic Eria Iberica, offset by the release of $1.0 million of cash previously restricted according to the January 31, 2003 Amendment (the "Amendment") to the Amended Credit Agreement. The credit facility and the subsequent amendments and restructuring are more fully described below under "Outstanding debt and financing arrangements."

For 2005, we expect capital expenditures to be approximately $7.0 million. Our current plans for future capital expenditures include: (i) continued investment and expansion of our facilities; and (ii) additional manufacturing automation equipment and information technology related equipment.

Financing activities

Cash provided by financing activities was $11.7 million and $44.5 million for the years ended December 31, 2004 and 2003, respectively. This change is primarily attributed to (i) proceeds of $55.5 million from the follow-on public offering that closed in October 2003; (ii) $22.2 million of principal payments on our revolving credit facility and term note during 2003; (iii) $4.2 million proceeds from the issuance of notes payable during 2003; (iv) partially offset by higher net borrowings of $5.2 million on lines of credit during 2004.

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

In connection with the acquisition of AOA, we entered into Subordinated Promissory Notes ("Subordinated Debt") aggregating $11.0 million with UTOS. In January 2003, we and UTOS entered into a Payoff Agreement to accelerate the principal payments on the Subordinated Debt. In accordance with the Payoff Agreement, we paid UTOS $5.0 million on January 31, 2003 and $3.8 million on March 31, 2003 as payment in full of our obligation under the Subordinated Debt. Accordingly, we recorded a $2.2 million gain on the extinguishment of the Subordinated Debt in March 2003.

In order to provide us with sufficient subordinated financing within the time period required to meet the terms of the Payoff Agreement which provided a $2.2 million gain, in January 2003 we issued a $4.3 million subordinated note to C. Harry Knowles, our Chairman and Chief Executive Officer, and his spouse, Janet
H. Knowles, a Director and Vice President, Administration. The subordinated note bore interest at 10.0% and required 60 monthly principal payments of $36,000 with the balance of $2.1 million due in January 2008. In connection with this note, we issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 195,000 shares of our common stock at an exercise price of $3.47 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at approximately $247,000, and the resulting original issue discount was being amortized into interest expense over the life of the subordinated note. This note was paid in full in October 2003 and the unamortized original issue discount of $214,000 was recognized as a charge to interest expense in the fourth quarter of 2003.

In connection with the acquisition of Omniplanar, we signed a promissory note totaling $3.9 million. The note is payable in installments of $0.7 million in March 2005, $1.3 million in September 2005 and $1.9 million in March 2006. The notes were recorded at acquisition with a total discounted value of $3.8 million.

Some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale and GE Commercial Finance. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by Metrologic Instruments, Inc., the parent company. These agreements provide the Company with availability of up to $16.3 million, using December 31, 2004 exchange rates, at interest rates ranging from 3.12% to 6.25%. In addition, our subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to $0.6 million real or $0.2 million, using December 31, 2004 exchange rates. At December 31, 2004, $14.1 million was outstanding under such agreements and accordingly is included in lines of credit in our Consolidated Balance Sheet.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures, and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and
(ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar. No derivative instruments were outstanding at December 31, 2004.

Acquisition of Minority Interests

Our original 51.0% interest in Metrologic Eria Iberica contained an option for us to purchase the remaining 49.0% interest. The purchase price under the option is calculated based on a twelve-month multiple of sales and provides us with a twelve-month period in which to find a buyer or negotiate a purchase price with a default minimum. In 2003, we agreed to purchase the 49.0% of Metrologic Eria Iberica that we did not own for approximately 5.9 million euros. Payments will be made over 3 years commencing in August 2003. As of December 31, 2004, we had purchased an additional 26%, of which 16.1% was purchased during the year ended December 31, 2004 for approximately 1.9 million euros or $2.6 million at the exchange rate on December 31, 2004.

Disclosures about Contractual Obligations and Commercial Commitments


                                           Less
                                          than 1     1-3        4-5      Over
Contractual Obligations         Total      Year     Years      Years    5 Years
(In thousands)

Long-Term Debt                   4,051     2,026     2,025          -         -
Capital Lease Obligations          208       133        75          -         -
Operating Leases                12,920     2,750     4,542      3,658     1,970
Option to purchase minority
  interest in MEI                3,720     2,508     1,212          -         -
                              --------  --------  --------   --------  --------
     Total Contractual Cash
       Obligations            $ 20,899  $  7,417  $  7,854   $  3,658  $  1,970
                              ========  ========  ========   ========  ========


                                Total     Less
                               Amounts   than 1    1-3         4-5      Over 5
Other Commercial             Committed    Year    Years       Years      Years
 Commitments
(In thousands)

Revolving credit facility    $ 14,138 $  14,138 $        -  $       -  $     -
                             ======== ========= ==========  =========  ========

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments. The market risk inherent in our market risk sensitive instruments and position is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates.

Interest Rate Risk. Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of our bank loans are not significantly affected by changes in market interest rates. The impact on earnings of a hypothetical 10% change in interest rates on our outstanding debt would have been approximately $0.04 million and $0.1 million in 2004 and 2003, respectively. Actual results may differ.

Foreign Exchange Risk. We periodically enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the euro, thereby mitigating our risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany sales and payments. A large percentage of our foreign sales are transacted in foreign local currencies. As a result, our international operating results are subject to foreign exchange rate fluctuations. A hypothetical 10% percent strengthening or weakening of the U.S. dollar against the euro could have had an impact of $0.1 million and $0.2 million on our net earnings in 2004 and 2003, respectively. Actual results may differ.

We are subject to risk from fluctuations in the value of the euro relative to the U.S. dollar for our European subsidiaries, which use the euro as their functional currency and are translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 2004 and 2003, we had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted euro rate amounts to $0.4 million in 2004 and 2003, respectively. Actual results may differ.

In addition, we held debt denominated in euros at December 31, 2004 and 2003, and recognized foreign currency translation adjustments in net income. The potential effect resulting from a hypothetical 10% adverse change on the quoted euro rate amounts to $1.4 million and $0.5 million in 2004 and 2003, respectively. Actual results may differ.

 Item 8.          Financial Statements and Supplementary Data

Index                                                                    Pages

Report of Management on Internal Controls over Financial Reporting        F-1

Report of Independent Registered Public Accounting Firm on Internal
Control over Financial Reporting                                          F-2

Report of Independent Registered Public Accounting Firm
on Financial Statements and Schedule                                      F-3

Consolidated Balance Sheets at December 31, 2004 and 2003                 F-4

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2004, 2003 and 2002                      F-5

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 2004, 2003 and 2002          F-6

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2004, 2003 and 2002                      F-7


Notes to Consolidated Financial Statements                                F-8

Supplementary Data                                                        F-28

Financial statement schedule:
   Schedule II - Valuation and Qualifying Accounts is filed herewith.
   All other schedules are omitted because they are not applicable, not required, or because the required information is included in the
   consolidated financial statements or notes thereto.                    F-30

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the specified criteria.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company's consolidated financial statements and schedule and has issued an attestation report on management's assessment of the Company's internal control over financial reporting which appears on the following page.



/s/ Benny Noens                            /s/  Kevin Bratton
-------------------------------------      -----------------------------------
Benny Noens                                Kevin Bratton
Chief Executive Officer and President      Chief Financial Officer

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Metrologic Instruments, Inc.

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Metrologic Instruments, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Metrologic Instruments, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Metrologic Instruments, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Metrologic Instruments, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Metrologic Instruments, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.



Philadelphia, Pennsylvania                     /s/ Ernst & Young LLP
March 9, 2005

Report of Independent Registered Public Accounting Firm on Financial Statements and Schedule

To the Board of Directors and Shareholders of Metrologic Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Metrologic Instruments, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Metrologic Instruments Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.


Philadelphia, Pennsylvania                          /s/ Ernst & Young LLP
March 9, 2005

                          Metrologic Instruments, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                              December 31,
                                                       -----------------------
                                                           2004          2003
Assets                                                 ---------     ---------
   Current assets:
       Cash and cash equivalents                       $  64,715     $  48,817
       Accounts receivable, net of allowance of
        $544 and $485 in 2004 and 2003, respectively      35,153        27,369
       Inventory, net                                     23,865        16,972
       Deferred income taxes                                 692         1,758
       Other current assets                                3,677         3,692
                                                       ---------     ---------
   Total current assets                                  128,102        98,608

   Property, plant and equipment, net                     19,468        16,940
   Goodwill                                               24,607        17,536
   Computer software, net                                 11,221             -
   Other intangibles, net                                  7,634         6,612
   Deferred income taxes                                   1,332             -
   Other assets                                              163           204
                                                      ----------     ---------
   Total assets                                       $  192,527     $ 139,900
                                                      ==========     =========

Liabilities and shareholders' equity
  Current liabilities:
       Lines of credit                                $  14,138      $   4,886
       Current portion of notes payable                   2,127            321
       Accounts payable                                  10,734          7,482
       Accrued expenses                                  16,278         11,518
       Deferred contract revenue                          1,507            289
                                                     ----------      ---------
   Total current liabilities                             44,784         24,496

   Notes payable, net of current portion                  2,015            320
   Deferred income taxes                                  5,055          3,515
   Other liabilities                                      2,657          3,961

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
         shares authorized; none issued                       -              -
       Common stock, $0.01 par value: 30,000,000
         shares authorized; 21,782,276 and 20,807,884
         shares issued and outstanding in 2004
         and 2003, respectively                             218            208
       Additional paid-in capital                        87,500         80,201
       Retained earnings                                 51,162         28,482
       Accumulated other comprehensive loss                (864)        (1,283)
                                                    -----------      ---------
       Total shareholders' equity                       138,016        107,608
                                                    -----------      ---------
   Total liabilities and shareholders' equity       $   192,527      $ 139,900
                                                    ===========      =========
                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                  Year Ended December 31,
                                            ----------------------------------
                                               2004        2003        2002
                                            ---------- ----------- -----------

Sales                                       $  177,955 $   138,011 $   115,806
Cost of sales                                   96,227      79,654      74,385
                                            ---------- ----------- -----------

Gross profit                                    81,728      58,357      41,421

Selling, general and administrative
   expenses                                     42,518      31,449      28,271
Research and development expenses                7,521       6,764       6,929
Severance costs                                      -           -         602
                                            ---------- ----------- -----------

Operating income                                31,689      20,144       5,619

Other income (expenses)
   Interest income                                 624         123          85
   Interest expense                               (441)     (1,414)     (2,824)
   Foreign currency transaction
     gain (loss)                                 2,258         805        (132)
   Gain on extinguishment of debt                    -       2,200           -
   Other, net                                     (282)       (817)        (46)
                                            ---------- ----------- -----------

   Total other income (expenses)                 2,159         897      (2,917)
                                            ---------- ----------- -----------

Income before income taxes                      33,848      21,041       2,702

Provision for income taxes                      11,168       7,160       1,027
                                           ----------- ----------- -----------

Net income                                 $    22,680 $    13,881 $     1,675
                                           =========== =========== ============

Basic earnings per share:

   Weighted average shares outstanding      21,472,021  17,597,068  16,399,992
                                           =========== =========== ===========
   Basic earnings per share                $      1.06 $      0.79 $      0.10
                                           =========== =========== ===========

Diluted earnings per share:

   Weighted average shares outstanding      21,472,021  17,597,068  16,399,992
   Net effect of dilutive securities         1,501,860   1,785,582      71,229
                                           ----------- -----------  ----------

Total shares outstanding used in
     computing diluted earnings per share   22,973,881  19,382,650  16,471,221
                                           =========== =========== ===========

   Diluted earnings per share              $      0.99 $      0.72 $      0.10
                                           =========== =========== ===========

                             See accompanying notes.

                          Metrologic Instruments, Inc.
                 Consolidated Statements of Shareholders' Equity
                    (amounts in thousands except share data)


                                                           Accumulated
                                       Additional          Other
                                  Common Paid-in  Retained Comprehensive
                                   Stock Capital  Earnings    Loss      Total
                                   ----  -------  --------  --------   --------
Balances, January 1, 2002          $164  $17,525  $ 12,926  $ (4,354)  $ 26,261
  Comprehensive income:
     Net income                       -        -     1,675         -      1,675
     Other comprehensive income-
       foreign currency
       translation adjustment         -        -         -     1,481      1,481
                                                                       --------
  Total comprehensive income          -        -         -         -      3,156
                                                                       --------
Stock issued through employee stock
    purchase plan                     -       54         -         -         54
                                   --------------------------------------------

Balances, December 31, 2002        $164  $17,579  $ 14,601  $ (2,873)  $ 29,471
  Comprehensive income:
     Net income                       -        -    13,881         -     13,881
     Other comprehensive income -
       foreign currency
       translation adjustment         -        -        -      1,590      1,590
                                                                       --------
  Total comprehensive income          -        -        -          -     15,471
                                                                       --------
Issuance of 3,450,000 shares of
  common stock                       35   55,480        -          -     55,515

Issuance of warrants                  -      247        -          -        247
Exercise of stock options             9    3,354        -          -      3,363
Tax benefit from exercise of stock
  options                             -    3,488        -          -      3,488
Stock issued through employee stock
  purchase plan                       -       53        -          -         53
                                   --------------------------------------------
Balances, December 31, 2003        $208  $80,201 $ 28,482   $ (1,283)  $107,608

  Comprehensive income:
     Net income                       -        -   22,680          -     22,680
     Other comprehensive income -
       foreign currency
       translation adjustment         -        -        -        419        419
                                                                       --------
  Total comprehensive income          -        -        -          -     23,099
Exercise of stock options            10    3,082        -          -      3,092
Tax benefit from exercise of stock
  options                             -    4,107        -          -      4,107
Stock issued through employee stock
  purchase plan                       -      110        -          -        110
                                   --------------------------------------------
Balances, December 31, 2004        $218  $87,500 $ 51,162   $ (864)    $138,016
                                   --------------------------------------------


*Amounts denoted include the effect of the 2003 stock splits.

                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                   Year Ended December 31,
                                               -------------------------------
                                                   2004      2003       2002
                                               ---------  --------   ---------
Operating activities
Net income                                     $  22,680  $ 13,881   $   1,675
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation                                  3,483     2,915       2,785
     Amortization                                  1,321       620         570
     Deferred income tax provision                 1,274     1,634         152
     Loss on disposal of property                    110       109         164
     Gain on extinguishment of debt                    -    (2,200)          -
     Amortization of warrants and deferred
        financing fees                                 -       357           -
     Changes in operating assets and liabilities:
          Accounts receivable                     (6,106)   (5,446)        550
          Inventory                               (5,738)   (1,829)      4,883
          Other current assets                        15    (1,434)      4,111
          Other assets                                41       554         107
          Accounts payable                         3,087    (1,480)      1,618
          Accrued expenses                         8,682     5,331         653
          Other liabilities                         (735)     (802)      2,709
                                               ---------  --------   ---------
Net cash provided by operating activities         28,114    12,210      19,977

Investing activities
Restricted cash                                        -     1,000       2,200
Purchase of property, plant and equipment         (4,934)   (6,892)     (1,660)
Patents and trademarks                            (1,054)     (882)       (962)
Cash paid for purchase of business, net of
   cash acquired                                  (9,087)        -           -

Purchase of minority interests in subsidiaries    (6,726)   (1,442)          -
Proceeds from sale of property                        53         -           -
                                               ---------  --------  ----------
Net cash used in investing activities            (21,748)   (8,216)       (422)

Financing activities
Proceeds from equity offering, net of
  expenses                                             -    55,515           -
Proceeds from exercise of stock options
 and employee stock purchase plan                  3,202     3,416          54
Proceeds from issuance of notes payable                -     4,169       2,054
Principal payments on notes payable                 (134)  (22,206)    (18,712)
Net  borrowings (repayments) on lines
 of credit                                         8,779     3,576)     (2,429
Capital lease payments                              (139)      (77)       (158)
Issuance of warrants                                   -       247           -
Increase in deferred financing costs                   -      (110)          -
                                               ---------  --------  ----------
Net cash provided by (used in) financing
 activities                                       11,708    44,530     (19,191)
Effect of exchange rates on cash                  (2,176)     (909)        281
                                               ---------  --------  ----------
Net increase in cash and cash
 equivalents                                      15,898    47,615         645
Cash and cash equivalents at beginning
 of year                                          48,817     1,202         557
                                               --------- ---------  ----------
Cash and cash equivalents at end of year       $  64,715 $  48,817  $    1,202
                                               ========= =========  ==========

Supplemental Disclosures:
Cash paid during the year for interest         $    267  $   1,469  $    2,774
                                               ========  =========  ==========
Cash paid during the year for income taxes     $  2,709  $   2,989  $      194
                                               ========  =========  ==========
Noncash investing and financing activites:
Equipment acquired through capital leases      $     53  $     287  $        -
                                               ========  =========  ==========
Tax benefit from exercise of stock options     $  4,107  $   3,488  $        -
                                               ========  =========  ==========

                             See accompanying notes

                          Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                  (dollars in thousands, except per share data)

1.       Business

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in 1D and 2D bar code reading, portable data collection, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom optical systems which include precision laser beam delivery, high speed imaging control and data processing, industrial inspection, and scanning and dimensioning systems for the aerospace and defense industry. The Company's products are sold in more than 110 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

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

Shipping and Handling

Amounts charged to customers for shipping and handling are included in sales. Shipping and handling amounts incurred by the Company are included in costs of sales.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonable assured.

Revenue from product sales is recognized upon shipment of products and passage of title to customers. The Company has agreements with certain distributors that provide limited rights of return. Allowances for product returns and allowances are estimated based on historical experience and provisions are recorded at the time of shipment.

Revenue is recognized on a percentage of completion basis (generally measured using the cost-to-cost method) for long-term contracts for the sale of tangible products and upon delivery for short-term contracts. Cost and profit estimates are continually re-evaluated and revised, when necessary, throughout the life of the contract. Any adjustments to revenue and profit due to changes in estimates are accounted for in the period of the change in estimate. Provisions for estimated losses, if any, on uncompleted contracts are made in the periods in which such losses become probable and can be reasonably estimated.

Revenue for the sale of software licenses is recognized when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the software; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection from the customer is probable. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured. As it relates to the general Post-Contract Customer Support ("PCS") clauses within each of the contracts, we currently do not have any vendor specific objective evidence ("VSOE") of fair value to bifurcate the PCS from the license fee element. In addition, we believe that we meet each of the 4 criteria which allows us to recognize the revenue together with the license fee at the onset of the license period, assuming delivery of the software has taken place.

Advertising Expenses

The Company expenses all advertising costs as incurred and classifies these costs in selling, general and administrative expenses. Advertising expenses for fiscal years 2004, 2003, and 2002 were $2.4 million, $2.0 million and $2.1 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Values of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions. The Company records an allowance for doubtful accounts when it becomes probable that a customer will be unable to make its required payments. Accounts receivable are written off against the allowance for doubtful accounts when collection is deemed remote and all collection efforts have been abandoned.

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

Software Development Costs

Costs incurred in the research and development of new software embedded in products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization ceases when the product is available for general release to customers.

Internal Use Software

Costs incurred in the development or purchase of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company has capitalized $3,127 of software obtained for internal use through December 31, 2004. Capitalized software costs are amortized on a straight-line basis over seven years. Amortization related to the capitalized software was $487, $339, and $303 for the years ended December 31, 2004, 2003 and 2002, respectively.

Acquisitions

Acquisitions are accounted for using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill. For all acquisitions, operating results are included in the consolidated statement of operations from the dates of the acquisitions.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 provides guidance on accounting for goodwill and intangible assets with indefinite useful lives and prohibits the amortization of these assets. Intangible assets with finite lives continue to be amortized over their estimated useful lives. Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible writedown on an annual basis. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in the process. The Company completed its annual impairment tests in 2004, 2003 and 2002 and determined that there were no goodwill impairments to be recognized.

Long-Lived Assets

The Company evaluates impairment of its intangible and other long-lived assets, other than goodwill, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which has been adopted by the Company as of January 1, 2002. SFAS 144 provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions." When indicators of impairment exist, the Company will compare the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If impairment exists, any adjustment will be determined by comparing the carrying amount of the impaired asset to its fair value. The Company considers all impaired assets "to be held and used" until such time as management commits to a plan to dispose of the impaired asset. At that time, the impaired asset is classified as "to be disposed of" and is carried at its fair value less its cost of disposal. No assets were determined to be impaired in 2004, 2003 and 2002 and the adoption of SFAS 144 had no effect on the Company's financial position or its results of operations.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of Metrologic's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year and diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year plus the dilutive effect of stock options.

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

Accounting for Stock Options

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date using the Black Scholes pricing model prescribed under SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would approximate the pro-forma amounts as follows:


                                                      2004      2003     2002
                                                      ----      ----     ----
         Net income:
            As reported                             $22,680   $13,881  $ 1,675
            Deduct:  (total stock-based employee
            compensation expense determined
            under fair value based method, net of
            related taxes)                             (741)     (778)    (818)
                                                    -------   -------  -------
            Pro forma                               $21,939   $13,103  $   857
                                                    =======   =======  =======
         Net income per share:
               Basic:
                  As reported                       $  1.06   $  0.79  $  0.10
                  Pro forma                            1.02      0.74     0.05
               Diluted:
                  As reported                       $  0.99   $  0.72  $  0.10
                  Pro forma                            0.95      0.68     0.05



Derivative Financial Instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as cash flow hedges, the effective portion of changes in fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. Any ineffective portion (representing the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged transaction) is recognized in earnings as it occurs.

The Company formally designates and documents each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also assesses whether the derivative financial instrument is effective in offsetting changes in the fair value of cash flows of the hedged item. The Company recognized no gain or loss related to hedge ineffectiveness in 2004, 2003 or 2002, respectively.

The Company has historically utilized derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments from the Company's international subsidiaries denominated in foreign currencies. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. The Company does not use these derivative financial instruments for trading purposes. At December 31, 2004, the Company had no derivative financial instruments outstanding.

Stock Splits

On June 6, 2003, the Board of Directors approved a three-for-two stock split of the Company's common stock. The stock split was payable in the form of a 50% stock dividend and entitled each stockholder of record at the close of business on June 23, 2003 to receive three shares of common stock for every two outstanding shares of common stock held on that date. The stock dividend was payable on July 3, 2003.

On October 7, 2003, the Board of Directors approved a two-for-one stock split of the Company's common stock. The stock split was payable in the form of a 100% stock dividend and entitled each stockholder of record at the close of business on October 20, 2003 to receive two shares of common stock for every outstanding share of common stock held on that date. The stock dividend was payable on October 30, 2003.

The capital stock accounts, all share data and earnings per share data in the consolidated financial statements give effect to the stock splits, applied retroactively, to all periods presented.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this statement requires all gains and losses from the extinguishment of debt to be included as an item of income from continuing operations. The Company adopted the provisions of this statement on January 1, 2003 and recorded a gain of $2.2 million on the extinguishment of the UTC subordinated debt in other income (expense) in the consolidated statement of operations during 2003.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Interests with Characteristics of Both Liabilities and Equity." This statement requires liability classification for certain types of financial instruments, many of which were previously classified as equity. The statement was effective on July 1, 2003; however, FASB's adoption of certain provisions has been deferred for an indefinite period. The adoption of this statement had no material impact on the Company's consolidated financial position, consolidated results of operations or liquidity.

In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46 and related revisions had no significant impact on the Company's consolidated financial position, consolidated results of operations or liquidity.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs
Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Although the Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. Tax authorities are expected to provide clarifying language on key elements of the repatriation provision. The Company has conducted a preliminary identification of potential repatriation and reinvestment opportunities; however, the clarifying language may affect our evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, the Company will be unable to complete a determination of the Act's effect on our plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated financial position, consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or effect of adopting SFAS 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See "Accounting for Stock Options" in Note 2 of the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the 2004 presentation.

3.       Inventory

Inventory consists of the following:

                                                       December 31,
                                                    2004          2003
                                                    ----          ----

                          Raw materials          $   7,534    $  6,444
                          Work-in-process            2,320       1,945
                          Finished goods            14,011       8,583
                                                 ---------    --------
                                                 $  23,865    $ 16,972
                                                 =========    ========


4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                              December 31,
                                                             2004      2003
                                                             ----      ----

                Land                                      $  1,312  $    569
                Buildings and improvements                  11,387     9,668
                Machinery and equipment                     23,477    21,824
                Capitalized internal use software            3,127     2,256
                Capitalized software development costs         546       546
                                                          --------  --------
                                                            39,849    34,863
                Less accumulated depreciation               20,381    17,923
                                                          --------  --------
                                                          $ 19,468  $ 16,940
                                                          ========  ========

Machinery and equipment included $438 and $389 under capital leases as of December 31, 2004 and 2003, respectively. Accumulated depreciation on these assets was $121 and $51 as of December 31, 2004 and 2003, respectively. Depreciation expense on the Company's property, plant and equipment was approximately $3,500, $2,900, and $2,800, for 2004, 2003, and 2002,
respectively.

5.       Goodwill and Other Intangible Assets

Goodwill

The changes in the net carrying amount of goodwill for the years ended 2004, 2003 and 2002 consist of the following:


                                            Data     Industrial
                                          Capture &  Automation/
                                          Collection   Optical     Total
                                           --------   --------   --------

     Balance as January 1, 2002            $  3,861   $ 11,388   $ 15,249
     Purchase price adjustments                   -       (710)      (710)
     Currency translation adjustments           636          -        636
                                           --------   --------   --------
     Balance as of December 31, 2002       $  4,497   $ 10,678   $ 15,175
     Purchase of minority interest
        in subsidiaries                       1,548          -      1,548
     Currency translation adjustments           813          -        813
                                           --------   --------   --------
     Balance as of December 31, 2003       $  6,858   $ 10,678   $ 17,536
     Purchase of minority interest
       in subsidiaries                        6,157          -      6,157
     Currency translation adjustments           914          -        914
                                           --------   --------   --------
     Balance as of December 31, 2004       $ 13,929   $ 10,678   $ 24,607
                                           ========   ========   ========

Other Intangibles

The Company has other intangible assets with a net book value of $18.9 million and $6.6 million as of December 31, 2004 and December 31, 2003, respectively.

The following table reflects the components of identifiable intangible assets:


                                     December 31, 2004     December 31, 2003
                                   --------------------- --------------------
                       Amortizable  Gross    Gross        Gross     Gross
                           Life    Carrying Accumulated  Carrying Accumulated
                         (years)    Amount  Amortization  Amount  Amortization
                       ----------- --------------------- ---------------------

Patents and Trademarks     17      $ 8,197  $(2,400)    $ 7,143     $(1,959)
Holographic Technology     10        1,082     (946)      1,082        (830)
Advanced license fee       17        2,000     (941)      2,000        (824)
Computer software           5       11,810     (589)          -           -
Covenants not to compete    3          700      (58)          -           -
                                    ------    -----       -----       -----
                                   $23,789  $(4,934)    $10,225     $(3,613)
                                    ======    =====       =====       =====


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate, and has recorded $1,321, $620, and $570 of amortization expense for 2004, 2003 and 2002, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be $3,300, $3,300, $3,200, $3,100 and $2,600, respectively.

6.       Accrued Expenses

Accrued expenses consist of the following:

                                              December 31,
                                           2004          2003
                                           ----          ----

     Accrued compensation              $   3,792     $   3,129
     Accrued marketing                     1,168         1,467
     Accrued commissions                   1,377         1,138
     Accrued other taxes                   1,001           851
     Product warranty                      1,139           728
     Accrued professional fees             1,321           727
     Accrued rent                            773           719
     Accrued royalties                       212           654
     Accrued corporate taxes               1,848             -
     Other                                 3,647         2,105
                                       ---------      --------
                                       $  16,278     $  11,518
                                       =========     =========

7.       Debt

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

The Amended Credit Agreement also included a revolving credit facility of $14,000. Amounts available for borrowing under this facility were equal to a percentage of the total of eligible accounts receivable and inventories, as defined in the agreement, plus an allowable over advance of $2,750. The over advance allowance expired on January 1, 2003. The Amended Credit Agreement required the daily application of the Company's receipts as payments against the revolving credit facility and daily borrowings to fund cash requirements. Interest on outstanding borrowings was at the banks' prime rate plus 2.5%, and the agreement provided for a commitment fee of 0.5% on the unused facility.

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

On January 31, 2003, the Company executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002. The Amendment, which extended the Amended and Restated Credit Agreement until January 31, 2006, provided for a $13,000 revolving credit facility and a $4,500 term loan. Principal payments on the term loan were $94 a month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment were prime plus .25% on borrowings under the revolving credit facility and prime plus ..75% on the Term Loan. The Amendment contained various negative and positive covenants, including minimum tangible net worth requirements and fixed charge coverage ratios. The security interest in the Company's assets and properties granted to the bank pursuant to the Credit Agreement remained in effect under the Amendment. In connection with the Amendment, the personal guarantees of C. Harry Knowles, Chairman and Chief Executive Officer, and his spouse, Janet Knowles, a Director and Vice President, Administration, were released. All outstanding borrowings under the Amendment were paid in October 2003 and the Agreement was terminated. As a result, the Company recorded a charge to income of $86 for unamortized deferred financing fee in the fourth quarter of 2003.

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

Lines of Credit

Certain of the Company's European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale and GE Commercial Finance. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by the parent company. These agreements provide the Company with availability of up to $16.3 million, using December 31, 2004 exchange rates, at interest rates ranging from 3.12% to 6.25%. In addition, the Company's subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to $0.6 million real or $0.2 million, using December 31, 2004 exchange rates. At December 31, 2004 and 2003, $14.1 and $4.9 million were outstanding under such agreements, and accordingly, are included in lines of credit in our consolidated balance sheets.

Other

In connection with the acquisition of Omniplanar, the Company signed a promissory note totaling $3.9 million. The note is payable in installments of $0.7 million in March 2005, $1.3 million in September 2005 and $1.9 million in March 2006. The notes were recorded at acquisition with a total discounted value of $3.8 million.

Notes payable consist of the following:

                                                 December 31,
                                             2004          2003
                                             ----          ----

       Promissory notes                    $ 3,933     $     214
       Capital lease obligations               209           288
       Others                                    -           139
                                           -------     ---------
                                             4,142           641
       Less: current maturities              2,127           321
                                           -------     ---------
                                           $ 2,015     $     320
                                           =======     =========

The minimum annual principal payments of notes payable and capital lease obligations at December 31, 2004 were:



                     2005              $ 2,127
                     2006                2,012
                     2007                    3
                                       -------
                                       $ 4,142
                                       =======

8.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                       2004      2003
                                                       ----      ----
   Deferred tax assets:
     Net operating loss carryforwards                $   376   $    687
     Tax credit carryovers                               405          -
     Reserves on current assets                          688        461
     Inventory capitalization                            152        218
     Warranty reserve                                    430        282
     License reserve                                     667          -
     Other                                               425        797
                                                     -------   --------
                                                       3,143      2,445
                                                     -------   --------
  Deferred tax liability:
    Advance license fee                                  396        458
    Unrealized gain on foreign currency                  482        854
    Depreciation and amortization                        955      1,118
    U.S. taxes on unremitted earnings                  4,261      1,772
    Other                                                 80          -
                                                     -------   --------
                                                       6,174      4,202
                                                     -------   --------
 Net deferred tax liability                          $(3,031)  $ (1,757)
                                                     =======   ========

Significant components of the provision for income taxes are as follows:

                                                    Year ended December 31,
                                                  2004       2003        2002
                                                  ----       ----        ----
                    Current:
                         Federal               $  7,942  $   3,196   $       -
                         Foreign                  1,989        920         693
                         State                      (37)     1,410         182
                                               --------  ---------   ---------
                    Total current                 9,894      5,526         875
                    Deferred:
                         Federal                  2,039      1,702         169
                         Foreign                    (90)         -           -
                         State                     (675)       (68)        (17)
                                               --------  ---------   ---------
                    Total deferred                1,274      1,634         152
                                               --------  ---------   ---------

        Provision for income taxes             $ 11,168  $   7,160   $   1,027
                                               ========  =========   =========


The effective income tax rate of 33.0%, 34.0% and 38.0% for the years ended December 31, 2004, 2003, and 2002, respectively, differs from the federal statutory rate of 34% because of the difference in treatment of certain expense items for financial and income tax reporting purposes and state and foreign taxes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:


                                                          December 31,
                                                   2004      2003       2002
                                                   ----      ----       ----

     Statutory federal tax provision           $  11,508  $  7,154   $     919
     State income taxes, net of
       federal income tax benefit                   (470)      886          66
     Foreign income tax rate differential         (1,837)   (1,443)       (615)
     US taxes provided on foreign income           2,720     1,191         582
     Tax credits/carryforwards                      (473)        -           -
     Gain on extinguishment of debt                    -      (748)          -
     Other, net                                     (280)      120          75
                                               ---------  --------   ---------
     Provision for income taxes                $  11,168  $  7,160   $   1,027)
                                               =========  ========   ==========

The Company has state net operating loss carryforwards of $12,212 and they generally begin to expire in 2010. The Company also has state tax credit carryforwards of $614 that begin to expire in 2008.

The Company's earnings in China are not subject to local income taxes in the years 2002 through 2006. In addition, the Company will pay income taxes at 50% of the local statutory rate for the years 2007 through 2011. The Company has provided deferred income taxes on $12,510 of income in China at U.S. statutory rates as it is the Company's intention to repatriate such earnings.

The Company's cumulative undistributed earnings of foreign subsidiaries that are expected to be reinvested indefinitely, for which no incremental U.S. income or foreign withholding taxes have been recorded, approximated $8,500 at December 31, 2004.

9.       Related Party Transactions

The Company's principal shareholder, Director and Chairman of the Board C. Harry Knowles and his spouse, Janet H. Knowles, the Company's Vice President, Administration, Treasurer and Director, owned and leased to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $1,209 and $526, for the years ended December 31, 2003 and 2002, respectively. Under the terms of the Amended Credit Agreement, no rental payments were paid to Mr. and Mrs. Knowles during the term of the Amended Credit Agreement. The unpaid, accrued portion of the rental payments were repaid to Mr. and Mrs. Knowles during 2003 after the Amendment to the Amended Credit Agreement was executed. The lease for the real estate was replaced in January 2003 with a new lease which was due to expire in December 2012. In December 2003, the Company purchased the real estate from Mr. & Mrs. Knowles for approximately $4.79 million, which was less than the fair market values contained in two independent appraisals.

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

The accounting firm in which Stanton L. Meltzer, a director of the Company, is a principal, charged fees of approximately $4, $50 and $105 for tax consulting services performed for the Company during the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 payments were made prior to the Annual Shareholders meeting in May 2004.

The investment banking company of Janney Montgomery Scott LLC ("JMS") in which William Rulon-Miller, a director of the Company, serves as Senior Vice President and Co-Director of Investment Banking charged fees totaling approximately $175 in 2003 and $50 in 2002 in connection with assisting the Company with its plans to refinance its bank debt and restructure its overall debt position along with the acquisition of AOA.

As discussed in Note 7, certain directors and executive officers made loans aggregating $1,000 to the Company in July 2002 in connection with the Amended Credit Agreement. The loan proceeds were held as cash collateral under the terms of the Amended Credit Agreement. The loans accrued interest at an annual rate of 9% and were repaid in full on February 28, 2003.

10.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease manufacturing and office equipment, office space and vehicles for its foreign subsidiaries.

Future minimum lease payments required under the lease agreements as of December 31, 2004 are $2,750 in 2005, $2,347 in 2006, $2,195 in 2007, $1,991 in 2008,
$1,667 in 2009 and $1,970 thereafter. Rental expenses paid to third parties for 2004, 2003 and 2002 were approximately $2,992, $3,402, and $2,022, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Symbol Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty payments under the Symbol Agreement amounted to $1,942, $1,869, and $1,945 in 2004, 2003, and 2002, respectively. The Company received royalty income from Symbol under the agreement of $1,330, $1,157, and $1,006 in 2004, 2003 and 2002, respectively. The parties are currently in litigation with respect to the Symbol Agreement. For further discussions on the litigation, see Item C below in "Other Legal Matters."

Other Legal Matters

The Company files domestic and foreign patent applications to protect its technological position and new product development. From time to time, the Company receives legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

The Company is currently involved in matters of litigation arising in the normal course of business including matters described below. Management is of the opinion that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Further, management is of the opinion that there are no other legal claims against the Company which are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows, except as noted below.

A. Symbol Technologies, Inc. et. al. v. Lemelson Medical, Educational & Research Foundation, Limited Partnerships

On July 21, 1999, the Company and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit which was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the U.S. District Court in Las Vegas, Nevada, requested a declaratory judgment that certain patents owned by the Lemelson Partnership were not infringed, invalid and/or unenforceable for a variety of reasons. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. The Lemelson Partnership has appealed this decision to the Court of Appeals for the Federal Circuit and this appeal is now pending.

B. Metrologic v. PSC Inc.

On October 13, 1999, the Company filed suit for patent infringement against PSC Inc. ("PSC") in the U.S. District Court for the District of New Jersey. The complaint asserts that at least seven of our patents are infringed by a variety of point-of-sale bar code scanner products manufactured and sold by PSC. The complaint seeks monetary damages as well as a permanent injunction to prevent future sales of the infringing products. On November 22, 2002, PSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Court issued an automatic stay in this case while the bankruptcy was pending. The stay was lifted on July 18, 2003, and the Court issued a ruling on the Markman hearing on August 26, 2003 entering a decision and order providing an interpretation of the claims in suit. Certain pretrial motions are still pending before the Judge and no date has been set for trial.

C.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, the Company was served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) eleven of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that 8 of the products are not royalty bearing products under the Symbol Agreement but that 3 of the products are royalty bearing products. The Company has made a motion for another interim award to review a portion of the arbitrator's decision. This motion has been granted and on March 23, 2005 the arbitrator will reopen the hearing with regard to certain portions of his earlier decision.

To date no final award of damages against the Company has been granted in this matter. Symbol has made a request for a damage award in the amount of approximately $10 million dollars. The Company believes that Symbol's claims for damages in this amount are wholly without merit and intends to vigorously defend against it; however, if Symbol were to receive a final award in the amount of $10 million dollars and such an award were not reversed on appeal it would have a material impact on the Company.

D. Metrologic v. Symbol Technologies, Inc.

On June 18, 2003, the Company filed suit against Symbol Technologies, Inc. in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Cross License Agreement. This matter is still in discovery.

E. PSC v. Metrologic

On May 17, 2004, PSC filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. The Company believes that PSC's claims are wholly without merit and intends to vigorously defend against them. The Company has filed an answer and counterclaims to the complaint. This case in now in the early stages of discovery.

11.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the Chief Executive Officer and are equal to a percentage of each participant's compensation. No contributions were made to the Plan for the three years ended December 31, 2004.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan, contributions to which are partially matched by the Company at a rate of 60% on the first six percent of employee's earnings. Contribution expenses were $423, $347, and $402 in 2004, 2003, and 2002, respectively.

12.      Financial Reporting for Business Segments and Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2004, 2003 or 2002. The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture & Collection and Industrial Automation/Scanning Systems. Resulting from the growth of our product line, service offerings and geographic reach, our target market segments and the customer base into which we sell have grown comparably. Examples include increased sales of our handheld mobile computer, emerging wireless applications and the introduction of handheld imaging products. Accordingly, we have adopted the segment title "Data Capture and Collection" to more accurately reflect the suite of products and services offered within the segment historically entitled "POS/OEM". The phrase Data Capture is fairly ubiquitous within our industry. We believe this modification better represents the company's offerings to its customers and better positions us to grow in accordance with our strategic plan(s).

We have also refined our historical "Industrial/Optical Systems" segment into "Industrial Automation/Optical Systems" to better reflect the products and services we offer our customer base in our Industrial markets. Additionally, we believe there is benefit to differentiating the more complex systems sold into this market from certain of our Data Capture and Collection products that may be sold to similar customers via our worldwide distribution channels.

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. A summary of the business segment operations for 2004, 2003 and 2002 is included below:



                                             2004        2003        2002
                                             ----        ----        ----
Business segment net sales:
  Data Capture & Collection              $ 140,171     112,817      87,929
  Industrial Automation/Optical Systems     37,784      25,194      27,877
                                         ---------     -------     -------
     Total                                 177,955     138,011     115,806
                                         ---------     -------     -------

Business segment gross profit:
  Data Capture & Collection              $  69,814      49,954      31,964
  Industrial Automation/Optical Systems     11,914       8,403       9,457
                                         ---------     -------     -------
     Total                                  81,728      58,357      41,421
                                         ---------     -------     -------

Business segment operating income:
  Data Capture & Collection              $  27,413      18,129       2,726
  Industrial Automation/Optical Systems      4,276       2,015       2,893
                                         ---------     -------     -------
     Total                                  31,689      20,144       5,619
                                         ---------     -------     -------

Total other income (expenses)            $   2,159         897      (2,917)
                                         ---------     -------     -------
Income before income taxes               $  33,848      21,041       2,702
                                         ---------     -------     -------

Business segment total assets:
  Data Capture & Collection              $ 147,963     116,631      53,219
  Industrial Automation/Optical Systems     44,564      23,269      21,360
                                         ---------     -------     -------
     Total                               $ 192,527     139,900      74,579
                                         ---------     -------     -------

Geographical Information

Geographic results are prepared on a "country of destination" basis, meaning that net sales are included in the geographic area where the customer is located. Assets are included in the geographic area in which the selling entities are located.

The following table details the geographic distribution of the Company's sales and long-lived assets.


                     2004                 2003                2002
              ------------------  -------------------  ------------------
                        Long-Lived          Long-Lived           Long-Lived
                Sales    Assets(a) Sales     Assets(a)   Sales    Assets(a)
              --------  --------  --------   --------  --------  --------
North America   76,081    45,073    58,149     32,260    55,179    28,102
Europe          70,819    14,081    57,474      7,128    43,057     4,935
Rest of World   31,055     3,776    22,388      1,700    17,570     1,088
              --------  --------  --------   --------  --------  --------
              $177,955  $ 62,930  $138,011   $ 41,088  $115,806  $ 34,125

(a) Represents property, plant and equipment, net, and goodwill and other intangible assets, net

13.      Incentive Plan

During 2004, the Company's Board of Directors adopted the 2004 Equity Incentive Plan as the 1994 Incentive Plan had expired. The Company's Board of Directors have granted incentive and non-qualified stock options pursuant to the Company's Incentive Plans to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the 2004 Equity Incentive Plan is 1,500,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Plan. An aggregate of 1,447,500 shares were available for grant under the 2004 Equity Incentive Plan at December 31, 2004. Options granted under the 2004 Equity Incentive Plan become exercisable over periods ranging from one to four years. Each option shall expire no more than ten years after becoming exercisable.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.25% in 2004 and 3.9% in 2002; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 72% and 90% for 2004 and 2002, respectively, and a weighted-average expected life of the option of 6.25 years for 2004 and 5 years for 2002. No options were granted during 2003.

A summary of the Company's stock option activity, and related information for the years ended December 31, 2002, 2003, and 2004 follows:


                                                Options     Weighted-Average
                                             (in thousands)  Exercise Price

          Outstanding - January 1, 2002          2,652         $    3.73
          Granted                                1,035              1.48
          Exercised                                  -                 -
          Canceled                                (411)             3.81
                                                ------

          Outstanding - December 31, 2002        3,276         $    3.01
          Granted                                    -                 -
          Exercised                               (933)             3.60
          Canceled                                 (22)             3.40
                                                ------

          Outstanding, December 31, 2003         2,321         $    2.78
          Granted                                  353             20.08
          Exercised                               (965)             3.21
          Canceled                                 (18)             1.48
                                                ------
          Outstanding, December 31, 2004         1,691
                                                ======

          Exercisable at December 31, 2004         944
                                                ======
          Weighted-average fair value of
            options granted during 2004        $ 20.08
                                               =======


Approximately 3,333,500 shares of common stock have been reserved for future issuance, consisting of 1,691,000 shares for outstanding options under the Company's Incentive Plans, 1,447,500 shares available for grant under the Company's 2004 Equity Incentive Plan and 195,000 shares for warrants issued to Mr. and Mrs. Knowles.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2004:


                          Options Outstanding           Options Exercisable
                  ----------------------------------- -----------------------
                               Weighted
                                Average     Weighted                Weighted
                               Remaining    Average                 Average
Range of Exercise             Contractual   Exercise                Exercise
prices per share     Shares      Life        Price       Shares      Price
-----------------------------------------------------------------------------
$ 1.48 - $ 1.48     687,969      7.69     $     1.48    242,769    $     1.48
$ 2.41 - $ 3.07     208,786      6.05     $     2.79    199,786    $     2.78
$ 3.07 - $ 3.44     218,420      4.81     $     3.44    218,420    $     3.44
$ 3.44 - $ 4.69     195,398      3.35     $     4.33    195,398    $     4.33
$ 4.69 - $20.00     227,350      8.78     $    16.04     67,351    $    12.43
$20.00 - $25.00     152,500      9.63     $    23.38     20,000    $    25.00

                  ---------   -------     ----------  ---------    ----------
$ 1.48 - $25.00   1,690,423      6.94     $    6.159    943,724    $   4.0788


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

15.       Acquisitions

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $12,851 including acquisition costs and assumed liabilities. The Company paid $9,050 at closing, and will pay $650 in March 2005, $1,300 in September 2005 and $1,950 in March 2006. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to the Company's technology portfolio. The Company has licensed the SwiftDecoder software since the year 2000 for use in its iQ(R) line of industrial vision-based products. The Company intends to make use of this software's unique decoding ability in other products as well. The assets acquired have been recorded at their estimated fair values. The consolidated statement of operations for the year ended December 31, 2004 reflect the results of Omniplanar since the effective date of the acquisition. The results of operations for Omniplanar have been included in the Industrial Automation/Optical System business segment. The pro forma results of operations have not been provided because the effects were not material.

In connection with the acquisition, the Company allocated $12,510 to identifiable intangible assets comprising $11,810 of computer software which is being amortized over 5 years and $700 to a non-compete agreement which is being amortized over 3 years.

The following table summarizes the allocation of the purchase price of assets recorded at the date of acquisition.



                        Assets:
                        Cash and cash equivalents       $         5
                        Accounts receivable                     455
                        Deferred income taxes                   555
                        Identifiable intangible assets       12,510
                                                             ------
                           Total assets acquired             13,525
                                                             ------
                        Liabilities:
                        Accrued expenses                         23
                        Deferred contract revenue                96
                        Deferred income taxes                   555
                                                             ------
                           Total liabilities assumed            674
                                                             ------
                              Net assets acquired        $   12,851
                                                             ======


The Company accounted for this acquisition under the purchase method of accounting.

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed three promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the year ended December 31, 2004, the Company paid one promissory note in the amount of $75 with the two remaining promissory notes payable on February 4, 2005 and February 4, 2006, respectively.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI for a purchase price of 5,900 euros. Payments are being made in twelve quarterly installments over three years which commenced August 5, 2003 and matures April 3, 2006. As of December 31, 2004, the Company had purchased an additional 26%, of which 16.1% was purchased during the year ended December 31, 2004 for approximately 1.9 million euros, or $2.6 million at the exchange rate on December 31, 2004.

Metrologic Eria France ("MEF")

On March 19, 2004, the Company entered into an agreement to purchase the remaining 49% minority interest of MEF for a purchase price of 3,600 euros, or $4,300 at the exchange rate on March 31, 2004. As of December 31, 2004, the Company owned 100% of MEF.

Supplementary Data

The following tables present unaudited quarterly operating results for the Company for each quarter of 2004 and 2003. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

              Quarterly Consolidated Operating Results (Unaudited)
                      (in thousands except per share data)


                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2004       2004        2004        2004
                                 ---------  ---------   ---------   ---------
Sales                            $  39,700  $  40,990   $  44,156   $  53,109
Cost of sales                       20,049     22,749      24,088      29,341
                                 ---------  ---------   ---------   ---------
Gross profit                        19,651     18,241      20,068      23,768

Selling, general and
  administrative expenses            9,374      9,099      10,997      13,048
Research and development
  expenses                           1,723      2,124       1,824       1,850
Severance costs                          -          -           -           -
                                 ---------  ---------   ---------   ---------
Operating income                     8,554      7,018       7,247       8,870

Other income (expenses)
   Interest income                     110        138         170         206
   Interest expense                    (99)      (114)       (107)       (121)
   Foreign currency
     transaction (loss) gain          (238)      (227)        330       2,393
   Other, net                          (88)       (72)        (88)        (34)
                                 ---------  ---------   ---------   ---------
   Total other income (expenses)      (315)      (275)        305       2,444
                                 ---------  ---------   ---------   ---------
Income before provision
  for income taxes                   8,239      6,743       7,552      11,314

Provision for
  income taxes                       3,131      2,562       2,870       2,605
                                 ---------  ---------   ---------   ---------
Net income                       $   5,108  $   4,181   $   4,682   $   8,709
                                 =========  =========   =========   =========
Basic earnings
  per share

   Weighted average
   shares outstanding               21,151     21,504       21,555     21,679
                                 =========  =========    =========  =========
   Basic earnings
     per share                   $    0.24  $    0.19    $    0.22  $    0.40
                                 =========  =========    =========  =========
Diluted earnings
  per share

   Weighted average
     shares outstanding             21,151     21,504       21,555     21,679
   Net effect of dilutive
     securities                      1,816      1,450        1,393      1,348
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share             22,967     22,954       22,948     23,027
                                 =========  =========    =========  =========
   Diluted earnings per
     share                       $    0.22  $    0.18    $    0.20  $    0.38
                                 =========  =========    =========  =========

Supplementary Data (Con't)

              Quarterly Consolidated Operating Results (Unaudited)
                      (In thousands except per share data)


                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2003       2003        2003        2003
                                 ---------  ---------   ---------   ---------
Sales                            $  31,871  $  31,851   $  32,587   $  41,702
Cost of sales                       19,105     18,444      18,803      23,302
                                 ---------  ---------   ---------   ---------
Gross profit                        12,766     13,407      13,784      18,400

Selling, general and
  administrative expenses            7,380      7,841       7,507       8,650
Research and development
  expenses                           1,761      1,763       1,686       1,554
Severance costs                         27          4          40           -
                                 ---------  ---------   ---------   ---------
Operating income                     3,598      3,799       4,551       8,196

Other income (expenses)
   Interest income                       5          8          13          97
   Interest expense                   (464)      (280)       (348)       (322)
   Foreign currency
     transaction gain                   25        130         184         466
   Gain on extinguishment
     of debt                         2,200          -           -           -
   Other, net                         (580)      (129)       (114)          6
                                 ---------  ---------   ---------   ---------
   Total other income (expenses)     1,186       (271)       (265)        247
                                 ---------  ---------   ---------   ---------
Income before provision
  for income taxes                   4,784      3,528       4,286       8,443

Provision for
  income taxes                         982      1,341       1,630       3,207
                                 ---------  ---------   ---------   ---------
Net income                       $   3,802  $   2,187   $   2,656   $   5,236
                                 =========  =========   =========   =========
Basic earnings
  per share

   Weighted average
   shares outstanding               16,418     16,580       16,995     20,390
                                 =========  =========    =========  =========
   Basic earnings
     per share                   $    0.23  $    0.13    $    0.16  $    0.26
                                 =========  =========    =========  =========
Diluted earnings
  per share

   Weighted average
     shares outstanding             16,418     16,580       16,995     20,390
   Net effect of dilutive
     securities                        645      1,975        2,130      2,219
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share             17,063     18,555       19,125     22,609
                                 =========  =========    =========  =========
   Diluted earnings per
     share                       $    0.22  $    0.12    $    0.14  $    0.23
                                 =========  =========    =========  =========

Schedule II - Valuation and Qualifying Accounts


                  Years ended December 31, 2004, 2003, and 2002
                        (All dollar amounts in thousands)

                                                2004     2003     2002
                                               ------   ------   ------

Allowance for possible losses on accounts and
  notes receivable:
     Balance at beginning of year              $  485   $  341   $  422
     Additions charged to expense                 135      123       39
     Write-offs                                   (99)     (64)    (147)
     Currency translation and other                23       85       27
                                               ------   ------   ------

Balance at end of year                         $  544   $  485   $  341
                                               ======   ======   ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No change of accountants and/or disagreement on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

Item 9A.        Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this annual report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

Management's annual report on the Company's internal control over financial reporting and the independent registered public accounting firm's attestation report are included in the Company's 2004 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings "Report of Management on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting", respectively, and is incorporated herein by reference.

During the fiscal quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Item 14, Principal Accountant Fees and Services, is incorporated herein by reference to the Registrant's definitive proxy statement for its 2005 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 2004.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

          (a)   1.  Financial Statements

                    The Financial Statements listed below are filed as part of this Annual Report on Form 10-K:

                    Report of Management on Internal Control Over Financial Reporting

                    Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

                    Report of Independent Registered Public Accounting Firm on Financial Statements and Schedule

                    Consolidated Balance Sheets at December 31, 2004 and 2003

                    Consolidated Statements of Operations for each of the three years in the period ended
                    December 31, 2004, 2003 and 2002

                    Consolidated Statements of Stockholders'
                    Equity for each of the three years in the
                    period ended December 31, 2004, 2003 and
                    2002

                    Consolidated Statements of Cash Flows for each of the three years in the period ended
                    December 31, 2004, 2003 and 2002

                    Notes to Consolidated Financial Statements

                    Supplementary Data (Unaudited)

                2.  Financial statement schedule

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

                    10.8 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

                    10.9  Employment Agreement dated as of May
                          13, 2002 between Metrologic Instruments,
                          Inc. and Janet H. Knowles (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

                    10.10 Registration Rights Agreement dated
                          January 31, 2003 between Metrologic
                          Instruments, Inc. and C. Harry Knowles and
                          Janet Knowles (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K for the period ending January 31, 2003).

                    10.11 Amended Common Stock Purchase Warrant dated
                          February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc. common stock to C. Harry Knowles and Janet Knowles (incorporated by reference to
                          Exhibit 10.31 to the Company's Form 10-K for the year ending December 31, 2002).

                    10.12 Agreement of Sale dated December 22, 2003
                          between Metrologic Instruments, Inc. and C.
                          Harry and Janet H. Knowles (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ending December 31,
                          2003).

                    10.13 Code of Ethics approved by the Board of
                          Directors of the Registrant at a meeting held on December 11, 2003 (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ending December 31,
                          2003).

                    10.14 Stock Purchase Agreement between Omniplanar,
                          Inc. and Metrologic Instruments, Inc. subsidiary MTLG Investments Inc. dated September 24, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 30, 2004).

                    10.15 Executive Employment Agreement
                          effective July 1, 2004 and executed November
                          16, 2004 by and between Metrologic
                          Instruments, Inc. and Benny A. Noens,
                          President and Chief Executive Officer
                          (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated November 16, 2004).

                    10.16 Metrologic Instruments, Inc. 2004 Equity
                          Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 dated December 3, 2004).

                    10.17 Metrologic Instruments, Inc. Form of
                          Option Agreement under the Registrant's 2004
                          Equity Incentive Plan dated December 2, 2004
                          (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22,
                          2004).

                    10.18 Compensation Arrangements for the named
                          Executive Officers.

                    21    Subsidiaries of the Registrant

                    23.1  Consent of Independent Registered Public
                          Accounting Firm

                    31.1  Rule 13a-14(a)/15d-14(a) Certification by
                          Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                       METROLOGIC INSTRUMENTS, INC.


                                       By:/s/Benny Noens
                                          --------------------------------
                                          Benny Noens
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          Dated:  March 15, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/Kevin Bratton
-----------------------------
Kevin Bratton                    Chief Financial Officer        March 15, 2005
                                 (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)

/s/Richard C. Close
-----------------------------
Richard C. Close                 Director                       March 15, 2005


/s/C. Harry Knowles
-----------------------------
C. Harry Knowles                 Chairman of the Board          March 15, 2005


/s/Janet H. Knowles
-----------------------------
Janet H. Knowles                 Director, Vice President,      March 15, 2005
                                 Administration, and Treasurer


/s/John H. Mathias
-----------------------------
John H. Mathias                  Director                       March 15, 2005


/s/Stanton L. Meltzer
-----------------------------
Stanton L. Meltzer               Director                       March 15, 2005


/s/Hsu Jau Nan
-----------------------------
Hsu Jau Nan                      Director                       March 15, 2005


/s/William Rulon-Miller
-----------------------------
William Rulon-Miller             Director                       March 15, 2005


/s/Benny A. Noens
-----------------------------
Benny A. Noens                   Chief Executive Officer,       March 15, 2005
                                 President and Director
                                 (Principal Executive Officer)

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

10.8 Employment Agreement dated January 8, 2001 between Metrologic Instruments, Inc. and C. Harry Knowles (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.9 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H. Knowles (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

10.10 Registration Rights Agreement dated January 31, 2003 between Metrologic Instruments, Inc. and C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K for the period ending January 31, 2003).

10.11 Amended Common Stock Purchase Warrant dated February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc. common stock to C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ending December 31, 2002).

10.12 Agreement of Sale dated December 22, 2003 between Metrologic Instruments, Inc. and C. Harry and Janet H. Knowles (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ending December 31, 2003).

10.13 Code of Ethics approved by the Board of Directors of the Registrant at a meeting held on December 11, 2003 (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ending December 31, 2003).

10.14 Stock Purchase Agreement between Omniplanar, Inc. and Metrologic Instruments, Inc. subsidiary MTLG Investments Inc. dated
        September 24, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 30, 2004).

10.15 Executive Employment Agreement effective July 1, 2004 and executed November 16, 2004 by and between Metrologic Instruments, Inc. and Benny A. Noens, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company's
        Form 8-K/A dated November 16, 2004).

10.16   Metrologic Instruments, Inc. 2004 Equity Incentive Plan
        (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 dated December 3, 2004).

10.17 Metrologic Instruments, Inc. Form of Option Agreement under the Registrant's 2004 Equity Incentive Plan dated December 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22, 2004).

10.18   Compensation Arrangements for the named Executive Officers.        42

21      Subsidiaries of the Registrant                                     43

23.1    Consent of Independent Registered Public Account Firm              44

31.1    Rule 13a-14(a)/15d-14(a) Certification by Chief Executive
        Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        of 2002.                                                           45

31.2    Rule 13a-14(a)/15d-14(a) Certification by Chief Financial
        Officer pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.                                                       46

32.1    Certification pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the Sarbanes-Oxley Act
        of 2002 executed by the Chief Executive Officer of the Company.    47

32.2    Certification pursuant to 18 U.S.C. Section 1350, as
        adopted pursuant to Section 906 of the Sarbanes-Oxley Act
        of 2002 executed by the Chief Financial Officer of the Company.    48

EXHIBIT 10.18

           Compensation Arrangements for the Named Executive Officers.

Set forth below is a summary of the compensation paid by the company to its named Executive officers (defined in Regulation S-K Item 402(a)(3)) in their current positions as of the date of filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Form 10-K"). Except for the CEO all of the company's Executive Officers are at-will employees whose compensation and employment status may be changed at any time in the discretion of the Company's Board of Directors. The CEO has an employment contract which was entered into on July 1, 2004 which was filed as Exhibit 10.1 to the Company's Form 8-K/A dated November 16, 2004.

Base salary. Effective January 1, 2005 the named Executive Officers are scheduled to receive the following annual base salaries in their current positions:

Name               Principal Position                         Salary($)
---------------    -----------------------------------        ---------
Benny A. Noens     Chief Executive Officer and President       300,000

Gregory DiNoia     Vice President, The Americas                160,000

Dale M. Fischer    Vice President, International Sales         160,000

Joseph Sawitsky    Senior Vice President, Manufacturing        185,000

Mark Schmidt       Senior Vice President, Marketing            185,000

Jeffrey Yorsz      Senior Vice President, Industrial and
                   President of Adaptive Optics
                   Associates, Inc.                            185,000

Annual Incentive Plans. In their current positions the named Executive Officers are eligible to receive annual cash incentive awards as follows:

Benny Noens, Chief Executive Officer and President is eligible to receive an annual incentive compensation cash award that is based on a formula with respect to the Company's actual consolidated net income as compared with the Company's budgeted net income as set forth in his employment contract which was entered into on July 1, 2004 and was filed as Exhibit 10.1 to the Company's Form 8-K/A dated November 16, 2004.

Gregory DiNoia, Vice President, the Americas, is eligible to receive incentive compensation awards that are based on a formula with respect to the Company's revenues, margins and operating expenses for the Americas geographic region.

Dale M. Fischer, Vice President, International Sales, is eligible to receive incentive compensation awards that are based on a formula with respect to the Company's revenues, margins and operating expenses for the Asia Pacific geographic region.

Joseph Sawitsky, Senior Vice President, Manufacturing is eligible to receive an annual incentive compensation cash award that is based on a formula with respect to the Company's annual revenues as compared with the Company's budgeted annual revenues.

Mark Schmidt, Senior Vice President, Marketing is eligible to receive an annual incentive compensation cash award that is based on a formula with respect to the Company's annual revenues as compared with the Company's budgeted annual revenues.

Jeffrey Yorsz, Senior Vice President, Industrial and President of Adaptive Optics Associates, is eligible to receive incentive compensation awards that are based on a formula with respect to the Company's revenues, margins and operating expenses for the industrial automation and optical systems businesses.

EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


MTLG Investments Inc., a Delware corporation
Adaptive Optics Associates, Inc., a Delaware corporation
Omniplanar, Inc.
Metrologic do Brasil Ltda., a Brazil corporation
Metro (Suzhou) Technologies Co., Ltd., a China corporation
Metrologic Instruments GmbH, a German corporation
Metrologic Eria France SA, a France corporation
Metrologic Instruments Italia srl, an Italy corporation
Metrologic Instruments Poland Sp.z o.o
Metrologic Russia
Metrologic Eria Iberica, SL, a Spain corporation
Metrologic Instruments UK Limited, a United Kingdom corporation
Metrologic Asia (Pte) Ltd., a Singapore corporation
MTLG Auto ID Instruments (Shanghai) Co. Ltd.
Metrologic Japan Co., Ltd., a Japan corporation

EXHIBIT 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-89376) pertaining to the Metrologic Instruments, Inc. 1994 Incentive Plan, Registration Statement (Form S-8 No. 333-120992) pertaining to the Metrologic Instruments, Inc. 2004 Equity Incentive Plan and the Registration Statement (Form S-8 No. 33-86670) pertaining to the Metrologic Instruments, Inc. Employee Stock Purchase Plan of our reports dated March 9, 2005, with respect to the consolidated financial statements and schedule of Metrologic Instruments, Inc., Metrologic Instruments, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Metrologic Instruments, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2004.




Philadelphia, Pennsylvania                      /s/Ernst & Young LLP
March 9, 2005

EXHIBIT 31.1     Rule 13a-14(a)/15d-14(a) CERTIFICATION

                  I, Benny Noens, Chief Executive Officer of Metrologic Instruments, Inc., certify that:

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

                  a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

                  d. disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


                                By: /s/Benny Noens
                                    -----------------------------
                                Name:  Benny Noens
                                Title: Chief Executive Officer

Date: March 15, 2005

EXHIBIT 31.2        Rule 13a-14(a)/15d-14(a) CERTIFICATION

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

                  a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

                  d. disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


                                     By: /s/Kevin J. Bratton
                                        ------------------------------
                                     Name:  Kevin J. Bratton
                                     Title: Chief Financial Officer

Date: March 15, 2005

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the Year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny Noens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Benny Noens
------------------------------------
Benny Noens
Chief Executive Officer
March 15, 2005

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the Year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1.      The Report fully complies with the requirements of section 13
(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
March 15, 2005