Form 10-Q
period 2005-03-31
METROLOGIC INSTRUMENTS INC
filed 2005-05-09
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were 22,143,246 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX


                                                                         Page
                                                                          No.
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 2005 (unaudited) and December 31, 2004                   3

         Condensed Consolidated Statements of Operations (unaudited)
         -Three Months Ended March 31, 2005 and 2004                        4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         -  Three Months Ended March 31, 2005 and 2004                      5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20

Item 4.   Controls and Procedures                                          20

Part II - Other Information

Item 1.  Legal Proceedings                                                 21
Item 6.  Exhibits                                                          22

Signatures                                                                 23

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                      Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                    March 31,   December 31,
                                                      2005          2004
                                                      ----          ----
                                                   (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                   $  67,893     $  64,715
       Accounts receivable, net of allowances
         of $547 and $544, respectively               37,468        35,153
       Inventory, net                                 22,089        23,865
       Deferred income taxes                             692           692
       Other current assets                            3,855         3,677
                                                   ---------     ---------

   Total current assets                              131,997       128,102

   Property, plant and equipment, net                 19,516        19,468
   Goodwill                                           24,578        24,607
   Computer software, net                             10,739        11,221
   Other intangibles, net                              7,658         7,634
   Deferred income taxes                               1,327         1,332
   Other assets                                          226           163
                                                   ---------     ---------
   Total assets                                    $ 196,041     $ 192,527
                                                   =========     =========

Liabilities and shareholders' equity
   Current liabilities:
       Lines of credit                             $  17,015     $  14,138
       Current portion of notes payable                3,603         2,127
       Accounts payable                                7,619        10,734
       Accrued expenses                               16,552        16,278
       Deferred contract revenue                       1,174         1,507
                                                   ---------     ---------

   Total current liabilities                          45,963        44,784

   Notes payable, net of current portion                  44         2,015
   Deferred income taxes                               5,055         5,055
   Other liabilities                                   2,488         2,657

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
           shares authorized; none issued                   -            -
       Common stock, $0.01 par value: 30,000,000
           shares authorized; 22,045,811 and
           21,782,276 shares issued and outstanding
           on March 31, 2005 and December 31, 2004,
           respectively                                   220          218
       Additional paid-in capital                      88,368       87,500
       Retained earnings                               55,063       51,162
       Accumulated other comprehensive loss            (1,160)        (864)
                                                   ----------    ---------
       Total shareholders' equity                     142,491      138,016
                                                   ----------    ---------
   Total liabilities and shareholders' equity      $  196,041    $ 192,527
                                                   ==========    =========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (amounts in thousands except share and per share data)


                                               Three Months Ended
                                                    March 31,
                                                 2005        2004
                                                 ----        ----

Sales                                       $    46,851 $    39,700
Cost of sales                                    26,733      20,049
                                             ----------  ----------

Gross profit                                     20,118      19,651

Selling, general and administrative
   expenses                                      11,395       9,374
Research and development expenses                 1,952       1,723
                                             ----------  ----------

Operating income                                  6,771       8,554

Other expenses
   Interest income                                  285         110
   Interest expense                                (263)        (99)
   Other expense, net                              (697)       (326)
                                             ----------  ----------

   Total other expenses                            (675)       (315)
                                             ----------  ----------

Income before provision for
   income taxes                                   6,096       8,239

Provision for income taxes                        2,195       3,131
                                             ----------  ----------

Net income                                  $     3,901 $     5,108
                                             ==========  ==========

Basic earnings per share:

   Weighted average shares
     outstanding                             21,907,265  21,150,698
                                             ==========  ==========
   Basic earnings per share                 $      0.18 $      0.24
                                             ==========  ==========

Diluted earnings per share:

   Weighted average shares
     outstanding                             21,907,265  21,150,698
   Net effect of dilutive
     securities                               1,216,444   1,816,166
                                             ----------   ---------

   Total shares outstanding
     used in computing diluted
     earnings per share                      23,123,709  22,966,864
                                             ==========  ==========
   Diluted earnings per share               $      0.17 $      0.22
                                             ==========  ==========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                      Three Months Ended
                                                           March 31,
                                                     2005               2004
                                                   --------           --------
Operating activities

Net cash provided by
  operating activities                             $    634            $ 7,035

Investing activities
Purchase of property,  plant and equipment             (999)              (615)
Purchase of minority interest in subsidiary            (612)            (4,963)
Patents and trademarks                                 (260)              (248)
Proceeds from sale of property                            -                 23
                                                    -------            -------
Net cash used in
  investing activities                               (1,871)            (5,803)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                       870              1,953
Net borrowings (repayments) on
     lines of credit                                  3,559             (1,242)
Principal payments on notes payable                    (487)               (33)
Capital lease payments                                  (36)               (33)
Net cash provided by                                -------            -------
  financing activities                                3,906                645

Effect of exchange rates on cash                        509                 73
                                                    -------            -------
Net increase in cash and
     cash equivalents                                 3,178              1,950
Cash and cash equivalents at beginning of period     64,715             48,817
                                                    -------            -------
Cash and cash equivalents at end of period         $ 67,893            $50,767
                                                   ========            =======
Supplemental Disclosure:
     Cash paid for interest                        $    151            $    57
                                                   ========            =======
     Cash paid for income taxes                    $     82            $    23
                                                   ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                  (amounts in thousands except per share data)
                                   (Unaudited)

1.       Business

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in one-dimensional and two-dimensional bar code reading, portable data collection, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly-owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom electro-optical and opto-mechanical systems which include wavefront correction, industrial inspection, and scanning and dimensioning systems for commercial and government customers. The Company's products are sold in more than 110 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2004, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained therein.

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date using the Black-Scholes pricing model prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would approximate the pro-forma amounts as follows:


                                                 Three Months Ended
                                                       March 31,
                                                    2005      2004
                                                    ----      ----
 Net income:
  As reported                                     $ 3,901    $ 5,108
  Deduct:  (total stock-based  employee
  compensation expense determined
  under fair  value based method, net of
  related taxes)                                     (718)       (40)
                                                  -------    -------
  Pro forma                                       $ 3,183    $ 5,068
                                                  =======    =======
 Earnings per share:
   Basic:
    As reported                                   $  0.18    $  0.24
    Pro forma                                        0.15       0.24
   Diluted:
    As reported                                   $  0.17    $  0.22
    Pro forma                                        0.14       0.22

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


3.        Inventory

     Inventory consists of the following:

                                           March 31, 2005   December 31, 2004
                                          --------------    ------------------
         Raw materials                      $  7,837             $  7,534
         Work-in-process                       2,009                2,320
         Finished goods                       12,243               14,011
                                              ------               ------
           Total                            $ 22,089             $ 23,865
                                              ------               ------

4.        Comprehensive Income

     The Company's total comprehensive income was as follows:

                                        Three Months Ended
                                            March 31,
                                         2005       2004
                                         ----       ----

     Net income                        $ 3,901    $ 5,108
     Other comprehensive loss:
        Change in equity due to
         foreign currency
         translation adjustments           (296)     (221)
                                       -------    -------
     Comprehensive income              $ 3,605    $ 4,887
                                       =======    =======


Goodwill

The changes in the net carrying amount of goodwill for the three months ended March 31, 2005 consist of the following:


                                                     Industrial
                                         Data        Automation/
                                        Capture &      Optical
                                       Collection      Systems         Total
                                        ---------     ----------     ---------

      Balance as of January 1, 2005     $  13,929      $  10,678     $  24,607
      Purchase of minority interest in
        subsidiaries                          463              -           463
      Currency translation adjustments       (492)             -          (492)
                                        ---------      ---------     ---------
      Balance as of March 31, 2005      $  13,900      $  10,678     $  24,578
                                        =========      =========     =========

Other Intangibles

The Company had identifiable intangible assets with a net book value of $18,400 and $18,900 as of March 31, 2005 and December 31, 2004, respectively.

The following table reflects the components of identifiable intangible assets:

                                        March 31, 2005      December 31, 2004
                                    --------------------- ----------------------
                        Amortizable   Gross     Gross      Gross       Gross
                           Life     Carrying Accumulated  Carrying  Accumulated
                          (years)    Amount  Amortization  Amount   Amortization
                        ----------- --------------------- ----------------------
Patents and Trademarks      17        8,458     (2,519)     8,197     (2,400)
Holographic Technology      10        1,082       (975)     1,082       (946)
Advance license fee         17        2,000       (971)     2,000       (941)
Computer software            5       11,920     (1,181)    11,810       (589)
Covenants not to compete     3          700       (117)       700        (58)
                                     ------     ------     ------     ------
   Total                             24,160     (5,763)    23,789     (4,934)
                                     ======     ======     ======     ======


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $829 and $163 of amortization expense for the three months ended March 31, 2005 and 2004, respectively.

6.      Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the quarters ended March 31, 2005 or 2004.

The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture and Collection and Industrial Automation/Optical Systems. As a result of the growth of our product line, service offerings and geographic reach, our target market segments and the customer base into which we sell have grown. Examples include increased sales of our handheld mobile computer, emerging wireless applications and the introduction of handheld imaging products. Accordingly, in December 2004, we adopted the segment title "Data Capture and Collection" to more accurately reflect the suite of products and services offered within the segment historically entitled "POS/OEM". The phrase Data Capture is fairly ubiquitous within our industry. We believe this modification better represents the Company's offerings to its customers and shareholders and better positions us to grow in accordance with our strategic plan(s).

In December 2004 we also renamed our historical "Industrial/Optical Systems" segment to "Industrial Automation / Optical Systems" to better reflect the products and services we offer to our customer base in our industrial markets. Additionally, we believe there is benefit to differentiating the more complex systems sold into this market from certain of our Data Capture and Collection products that may be sold to similar customers via our worldwide distribution channels.

Sales for the three months ended March 31, 2005 and 2004 were as follows:


                                              Three Months Ended
                                                   March 31,
                                                2005       2004
                                                ----       ----

Business segment net sales:
     Data Capture and Collection            $  36,528     31,105
     Industrial Automation/Optical Systems     10,323      8,595
                                             -------------------
     Total                                     46,851     39,700
                                             -------------------
Business segment gross profit:
     Data Capture and Collection            $  17,263     16,744
     Industrial Automation/Optocal Systems      2,855      2,907
                                             -------------------
     Total                                     20,118     19,651
                                             -------------------
Business segment operating income:
     Data Capture and Collection            $   5,924      7,240
     Industrial Automation/Optical Systems        847      1,314
                                             -------------------
     Total                                      6,771      8,554
                                             -------------------
Total other expenses                        $    (675)      (315)
                                             -------------------
Income before income taxes                  $   6,096      8,239
                                            --------------------


7.       Acquisitions

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $12,851, at present value, including acquisition costs and assumed liabilities. The Company paid $9,050 at closing and $650 in March 2005. The Company will pay an additional $1,300 in September 2005 and $1,950 in March 2006. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to the Company's technology portfolio. The Company has licensed the SwiftDecoder software since the year 2000 for use in its iQ(R) line of industrial vision-based products. The Company intends to make use of this software's unique decoding ability in other products as well. The assets acquired have been recorded at their estimated fair values. The consolidated statement of operations includes the results of Omniplanar for the three months ended March 31, 2005. The results of operations for Omniplanar have been included in the Industrial Automation/Optical Systems business segment. The pro forma results of operations have not been provided because the effects were not material.

In connection with the acquisition, the Company allocated $12,620 to identifiable intangible assets comprising $11,920 of computer software which is being amortized over 5 years and $700 to a non-compete agreement which is being amortized over 3 years.

The following table summarizes the allocation of the purchase price of assets recorded at the date of acquisition.


                Assets:
                Cash and cash equivalents               $        5
                Accounts receivable                            455
                Deferred income taxes                          555
                Identifiable intangible assets              12,620
                                                        ----------
                   Total assets acquired                    13,635
                                                        ----------
                Liabilities:
                Accrued expenses                                88
                Deferred contract revenue                      141
                Deferred income taxes                          555
                                                        ----------
                   Total liabilities assumed                   784
                                                        ----------
                Total purchase price                    $   12,851
                                                        ==========



The Company accounted for this acquisition under the purchase method of accounting.

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed three promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the period ended March 31, 2005, the Company paid the second promissory note in the amount of $75 with the remaining promissory note payable on February 4, 2006.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI for a purchase price of 5,900 euros. Payments are being made in twelve quarterly installments over three years which commenced August 5, 2003 and matures April 3, 2006. As of March 31, 2005, the Company had purchased an additional 29.9%, of which 3.9% was purchased during the period ended March 31, 2005 for approximately 500 euros, or $600 at the exchange rate on March 31, 2005.

Metrologic Eria France ("MEF")

On March 19, 2004, the Company entered into an agreement to purchase the remaining 49% minority interest of MEF for a purchase price of 3,600 euros, or $4,300 at the exchange rate on March 31, 2004. As of March 31, 2004, the Company owned 100% of MEF.

8.       Recently Issued Accounting Standards

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs
Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Although the Jobs Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. Tax authorities are expected to provide clarifying language on key elements of the repatriation provision. The Company has conducted a preliminary identification of potential repatriation and reinvestment opportunities; however, the clarifying language may affect our evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, the Company will be unable to complete a determination of the Jobs Act's effect on our plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission Rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year beginning after June 15, 2005. The Company currently expects that it will adopt the provisions of SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or effect of adopting SFAS No. 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Note 2 of the Notes to Consolidated Financial Statements.

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

9.      Legal Matters


Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) eleven of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that eight of the products are not royalty bearing products under the Symbol Agreement but that three of the products are royalty bearing products. The Company has made a motion for another interim award to review a portion of the arbitrator's decision. This motion has been granted and on March 23, 2005 the arbitrator reopened the hearing with regard to certain portions of his earlier decision. The parties are now waiting for this decision.

To date, no final award of damages against the Company has been granted in this matter. Symbol has made a request for a damage award in the amount of approximately $10 million. The Company believes that Symbol's claims for damages in this amount are wholly without merit and intends to vigorously defend against it: however, if Symbol were to receive a final award in the amount of $10 million and such an award were not reversed on appeal it would have a material adverse impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the U.S. and international economies and other economic factors that directly or indirectly affect the demand for our products;
(v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) changes from the expected gross margin percentage due to a number of factors including product mix; (vii) the effects of and changes in trade, monetary and fiscal policies, laws, regulations and other activities of government, agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered products to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) technological changes in the data capture industry, including the adoption of vision-based technologies and RFID; (xi) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xii) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xiii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity; and (xiv) the potential impact of terrorism, international hostilities and possible natural disasters.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The Condensed Consolidated Financial Statements for the three months ended March 31, 2005 and 2004 are unaudited.

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

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States as well as focusing on the early adoption of bar coding technology in the healthcare industry. During fiscal 2004 and the first quarter of 2005, we continued to see increased orders with key retail accounts which contributed to our quarter over quarter sales growth. Another key factor in achieving this sales growth has been our ability to continue our growth in eastern Europe and throughout Asia. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility which was completed in the third quarter of 2004 as well as the opening of new sales offices in these territories. During the first quarter of 2005, we added an office in Indonesia, a fifth sales office in China, and are scheduled to open a new office in Taiwan in the second quarter of 2005. Our plans are to open additional offices in the ASIA/Pacific region throughout the remainder of 2005. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate markets that we have not previously served and gain market share in our existing markets. Furthermore, we currently have several promising new products in the pipeline. We continue to believe sales for 2005 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs. In addition, the expansion of our manufacturing facility in Suzhou, China nearly doubled the size of the existing China operations and more importantly, is providing cost efficiencies through lower direct labor costs as we continue to produce more of our products in this facility. During fiscal 2004 approximately 65.2% of our data capture & collection products were manufactured in our Suzhou, China manufacturing facility and we intend to expand our manufacturing capabilities at our Suzhou, China facility in fiscal 2005 to continue to take advantage of these cost efficiencies.

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. As of March 31, 2005, we had total debt of approximately $20.7 million. Furthermore, we had cash and cash equivalents of approximately $67.9 million as of March 31, 2005. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. During September 2004, we acquired 100% of the common stock of Omniplanar Inc. ("Omniplanar"), an imaging software company for approximately $13.0 million. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. Our acquisition of Omniplanar broadened and strengthened our portfolio of decoding software to include robust omnidirectional decoding of linear, matrix and postal bar code images. Metrologic had licensed from Omniplanar the SwiftDecoder software since the year 2000 for use in our iQ(R) line of industrial vision-based products.

We also make use of the software in other products as well. By acquiring this 2D imaging technology, we have been able to reduce our licensing costs for our current and future imaging-based products. We expect this acquisition to be accretive to sales and earnings on a prospective basis.

Results of Operations

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.



                                              Three Months Ended
                                                    March 31,
                                                2005        2004
                                                ----        ----
                                                ($ in Thousands)

  Data Capture & Collection                 $  36,528    $ 31,105
  Industrial Automation/Optical Systems
     Industrial Automation                      4,554       5,209
     Optical Systems                            5,769       3,386
                                             --------     -------
         Total Industrial Automation/
             Optical Systems                   10,323       8,595
                                             --------     -------
     Total Company                          $  46,851    $ 39,700
                                             ========     =======

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Currently, a significant percentage of our products are manufactured in our U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to such foreign currencies. We expect, however, that the manufacture of our data capture and collection products in our Suzhou, China facility will increase in 2005, which will result in reduced labor and manufacturing costs in our data capture and collection scanners. In the three months ended March 31, 2005, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro, when compared to the comparable period in 2004.


The following table sets forth certain information as to our sales by geographic location:

                                         Three Months Ended
                                               March 31,
                                   2005       %         2004      %
                                   ----                ----
($ in Thousands)

The Americas                      22,617    48.3%     19,300    48.6%
EMEA                              18,866    40.3%     16,960    42.7%
Asia/Pacific                       5,368    11.4%      3,440     8.7%
                                 -------   -----     -------   -----
  Total                         $ 46,851   100.0%    $39,700   100.0%
                                ========   =====     =======   =====


Three Months Ended March 31, 2005 Compared with Three Months Ended March 31,
2004

Sales increased 18.0% to $46.9 million in the three months ended March 31, 2005 from $39.7 million in the three months ended March 31, 2004. Sales of our data capture & collection products increased by 17.4%, sales of industrial automation products decreased by 12.6% and sales of optical systems increased by 70.4%. Approximately $0.8 million of the increase in the data capture & collection sales resulted from the strengthening of the euro against the U.S. dollar. Data capture & collection sales increased approximately $6.9 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. These factors were partially offset by a decrease of approximately $2.3 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector, primarily in Europe.

The decrease in industrial automation products sales is attributable to a contract with a major airline customer for bar code scanning equipment and installation services in the first quarter of 2004 with no comparable amount in the first quarter of 2005. Our Industrial Automation business has exhibited a greater degree of volatility than our data capture & collection business due to the timing and size related contracts in this business. The increase in optical systems sales in the first quarter of 2005 reflects an increase in customer funded research and development programs and the execution of contract backlog accumulated over the past few quarters.

Sales to the "The Americas" region increased $3.3 million, or 17.2%, in 2005 when compared to the comparable period in 2004. This increase is primarily attributed to ongoing penetration into new vertical markets, higher demand in our South America markets, and consistent growth with our key distributors. EMEA sales increased $1.9 million, or 11.2% in 2005 when compared with the comparable period in 2004. Within this region, we experienced softer market conditions, primarily in the United Kingdom and Poland regions, resulting in the lower than historical growth performance. The increase in EMEA sales is attributable to increased unit volume along with the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. Asia/Pacific sales increased $1.9 million, or 56.0% in 2005 when compared with the comparable period in 2004. We continue to experience sizable growth in this region as a result of continued penetration into both new and existing key markets. During the first quarter of 2005 we added an office in Indonesia and a fifth sales office in China, partly contributing the sales growth in this region. No individual customer accounted for 10.0% or more of sales in the three months ended March 31, 2005 or 2004.

Cost of sales increased to $26.7 million in the three months ended March 31, 2005 from $20.0 million in the three months ended March 31, 2004. As a percentage of sales, cost of sales increased to 57.1% in 2005 from 50.5% in 2004. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

o Less favorable product mix in 2005 within our data capture and collection business segment resulting from increased sales of certain non-Metrologic manufactured products that have lower margins.
o Increase in the contribution of our Industrial Automation/Optical Systems revenues to the total revenues, as well as the completion of certain lower fixed price contracts.
o Delay in the award of a contract with a proprietary customer within the optical systems business for which we had specifically hired a number of new employees.
o Higher overhead costs, including higher freight costs associated with the reorganization of our warehousing operations in EMEA.

     The factors mentioned above were partially offset by the following key factors:
o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
o A decrease in direct labor and manufacturing costs as a percent of sales as a result of increased unit production in our Suzhou, China facility.
o A decrease in direct material costs as a percent of sales resulting from product redesigns and our engineering efforts to reduce bill of material costs.
o A decrease in royalty costs due to reduction in the number of products covered by the agreement between Symbol Technologies and the Company

Selling, general and administrative ("SG&A") expenses increased 21.6% to $11.4 million in the three months ended March 31, 2005 from $9.4 million for the three months ended March 31, 2004. As a percentage of sales, SG&A expenses increased slightly from 23.6% of sales in the three months ended March 31, 2004 to 24.3% of sales in the corresponding period in 2005. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume than the comparable period in 2004, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased legal and professional service fees associated with ongoing litigation and Sarbanes-Oxley compliance matters, and an increase in personnel costs resulting from our increase in infrastructure needed to support the increased sales volume during 2005 and beyond.

R&D expenses increased 13.3% to $1.9 million in the three months ended March 31, 2005 from $1.7 million in the corresponding period in 2004; however, as a percent of sales, R&D expenses decreased to 4.2% of sales from 4.3% of sales. The decrease in R&D expenses as a percent of sales can be attributed to more engineers working specifically on customer funded research programs during 2005 and higher sales volume in 2005. Costs of the engineers working on such programs are charged to costs of sales for the time spent on the programs.

Net interest income/expense reflects net interest income of $0.02 million for the three months ended March 31, 2005 compared with net interest income of $0.01 million for the comparable period in 2004. The increase can be attributed to higher interest income due to higher cash and cash equivalent balances, partially offset by higher interest expense and related borrowings outstanding under our European credit facilities in 2005.

Other income/expense reflects net other expense of $0.7 million for the three months ended March 31, 2005 compared with net other expense of $0.3 million for the comparable period in 2004. The change can be attributed to higher foreign exchange losses in 2005 when compared with the comparable period in 2004 as a result of volatility in the euro exchange rate.

Net income was $3.9 million, or $0.17 per diluted share for the three months ended March 31, 2005 compared with net income of $5.1 million or $0.22 per diluted share in 2004. Net income reflects a 36% effective tax rate for 2005 as compared with an effective tax rate of 38% in 2004.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by fluctuation decreases in seasonal demand from European customers in our third quarter. In addition, our first quarter is also impacted by factors, such as: (i) the establishment of new budgets, (ii) the expiration of legislative calendar-year programs and (iii) start-up investment of pilot efforts.

Liquidity and Capital Resources

Operating activities

Net cash provided from operations was $0.6 million and $7.0 million for the three-month periods ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities for the three months ended March 31, 2005 can be attributed primarily to net income of $3.9 million and depreciation and amortization of approximately $1.7 million, offset by a decrease in accounts payable and an increase in accounts receivable.

Our working capital increased $2.7 million or 3.2% to $86.0 million as of March 31, 2005 from $83.3 million as of December 31, 2004. The key component of the increase in working capital was an increase in accounts receivable of $2.3 million as a result of sales concentrations at the end of the quarter, as well as seasonally slower collections in parts of Asia/Pacific.

Investing activities

Cash used in investing activities was $1.9 million for the three months ended March 31, 2005 as compared to $5.8 million for the comparable period in 2004. The decrease in cash used in investing activities is primarily due to (i) the purchase of the remaining 49% interest in Metrologic Eria France in the first quarter of 2004 (See "Acquisition of Minority Interests" below for additional information), offset by (ii) an increase in cash used for property, plant and equipment purchases of $0.4 million primarily for manufacturing expansion related investments, as well as manufacturing automation and information technology related equipment.

Financing activities

Cash provided by financing activities was $3.9 million for the three months ended March 31, 2005 as compared to $0.6 million for the comparable period in 2004. Cash provided by financing activities for the three months ended March 31, 2005 consists primarily of (i) $0.9 million of proceeds from the exercise of stock options and employee stock purchase plan, (ii) net borrowings on outstanding lines of credit of $3.6 million, offset by (iii) net principal payments of $0.5 million on outstanding notes payable.

Outstanding debt and financing arrangements

In connection with the acquisition of Omniplanar, the Purchase Agreement set forth a schedule of payments over 18 months. We paid $9,050 at closing, $650 in March 2005, and will pay an additional $1,300 in September 2005 and $1,950 in March 2006.

Some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale and GE Commercial Finance. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by Metrologic Instruments, Inc., the parent company. These agreements provide the Company with availability of up to $18.7 million, using March 31, 2005 exchange rates, at interest rates ranging from 3.08% to 5.75%. In addition, our subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to 0.6 million real or $0.2 million, using March 31, 2005 exchange rates. At March 31, 2005, $17.0 million was outstanding under such agreements and accordingly is included in lines of credit in our Condensed Consolidated Balance Sheet.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and (ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at March 31, 2005.

Acquisition of Minority Interests

Our original 51.0% interest in Metrologic Eria Iberica contained an option for us to purchase the remaining 49.0% interest. In 2003, we agreed to purchase the 49.0% of Metrologic Eria Iberica that we did not own for approximately 5.9 million euros. Payments will be made over 3 years and commenced in August 2003. As of March 31, 2005, we had purchased an additional 29.9%, of which 3.9% was purchased during the period ended March 31, 2005 for approximately 0.5 million euros, or $0.6 million at the exchange rate on March 31, 2005.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs
Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. Although the Jobs Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. Tax authorities are expected to provide clarifying language on key elements of the repatriation provision. The Company has conducted a preliminary identification of potential repatriation and reinvestment opportunities; however, the clarifying language may affect our evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, the Company will be unable to complete a determination of the Jobs Act's effect on our plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission Rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year beginning after June 15, 2005. The Company currently expects that it will adopt the provisions of SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or effect of adopting SFAS No. 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Note 2 of the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions," SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosure about market risk since the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4- Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer. These officers concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to the Company is made known to these officers by other employees of the Company, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

A.       Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) eleven of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that 8 of the products are not royalty bearing products under the Symbol Agreement but that 3 of the products are royalty bearing products. The Company has made a motion for another interim award to review a portion of the arbitrator's decision. This motion has been granted and on March 23, 2005 the arbitrator reopened the hearing with regard to certain portions of his earlier decision. The parties are now waiting for this decision.

To date, no final award of damages against the Company has been granted in this matter. Symbol has made a request for a damage award in the amount of approximately $10 million. The Company believes that Symbol's claims for damages in this amount are wholly without merit and intends to vigorously defend against it, however if Symbol were to receive a final award in the amount of $10 million and such an award were not reversed on appeal it would have a material impact on the Company.

Item 6.  Exhibits

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



                                   METROLOGIC INSTRUMENTS, INC.



Date: May 9, 2005                  By:/s/ Benny A. Noens
      -----------------            ----------------------------------------
                                   Benny A. Noens
                                   Chief Executive Officer
                                   (Principal Executive Officer)





Date: May 9, 2005                  By:/s/ Kevin J. Bratton
      -----------------            -----------------------------------------
                                   Kevin J. Bratton
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index                                                     Page Number


31.1     Certification by Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.               25

31.2     Certification by Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.               26

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Executive Officer of
         the Company.                                                 27

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer of
         the Company.                                                 28

Exhibit 31.1

                                  CERTIFICATION

                  I, Benny A. Noens, Chief Executive Officer and President of Metrologic Instruments, Inc., certify that:

         1. I have reviewed this report on Form 10-Q of Metrologic Instruments, Inc.;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
                  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


                                        By: /s/Benny A. Noens
                                            ----------------------------------
                                            Name:  Benny A. Noens
                                            Title: Chief Executive Officer and
                                                   President

Date: May 9, 2005

Exhibit 31.2

                                  CERTIFICATION

                  I, Kevin J. Bratton, Chief Financial Officer of Metrologic Instruments, Inc., certify that:

         1. I have reviewed this report on Form 10-Q of Metrologic Instruments, Inc.;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
                  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2005

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny A. Noens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Benny A. Noens
------------------------------------
Benny A. Noens
Chief Executive Officer
May 9, 2005



The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 and shall not be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that Section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act except to the extent that this certification is expressly incorporated by reference into any such filing.

A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
May 9, 2005




The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 and shall not be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that Section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act except to the extent that this certification is expressly incorporated by reference into any such filing.

A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.