Form 10-Q
period 2005-06-30
METROLOGIC INSTRUMENTS INC
filed 2005-08-05
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 22,173,732 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX


                                                                         Page
                                                                          No.
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2005 (unaudited) and December 31, 2004                   3

         Condensed Consolidated Statements of Operations (unaudited)
         -Three and Six Months Ended June 30, 2005 and 2004                4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         -  Six Months Ended June 30, 2005 and 2004                        5

         Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23

Item 4.   Controls and Procedures                                          23

Part II - Other Information

Item 1.  Legal Proceedings                                                 24
Item 4.  Submission of Matters to a Vote of Security Holders               24
Item 6.  Exhibits                                                          26

Signatures                                                                 27

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                      Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                    June 30,    December 31,
                                                      2005          2004
                                                      ----          ----
                                                   (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                   $  73,257     $  64,715
       Accounts receivable, net of allowances
         of $683 and $544, respectively               38,125        35,153
       Inventory, net                                 21,869        23,865
       Deferred income taxes                             692           692
       Other current assets                            3,556         3,677
                                                   ---------     ---------

   Total current assets                              137,499       128,102

   Property, plant and equipment, net                 19,685        19,468
   Goodwill                                           24,363        24,607
   Computer software, net                             10,142        11,221
   Other intangibles, net                              7,685         7,634
   Deferred income taxes                               1,321         1,332
   Other assets                                          232           163
                                                   ---------     ---------
   Total assets                                    $ 200,927     $ 192,527
                                                   =========     =========

Liabilities and shareholders' equity
   Current liabilities:
       Lines of credit                             $  16,253     $  14,138
       Current portion of notes payable                3,739         2,127
       Accounts payable                                8,937        10,734
       Accrued expenses                               17,448        16,278
       Deferred contract revenue                         566         1,507
                                                   ---------     ---------

   Total current liabilities                          46,943        44,784

   Notes payable, net of current portion                  18         2,015
   Deferred income taxes                               5,055         5,055
   Other liabilities                                   2,290         2,657

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
           shares authorized; none issued                   -            -
       Common stock, $0.01 par value: 30,000,000
           shares authorized; 22,167,096 and
           21,782,276 shares issued and outstanding
           on June 30, 2005 and December 31, 2004,
           respectively                                   222          218
       Additional paid-in capital                      88,745       87,500
       Retained earnings                               59,716       51,162
       Accumulated other comprehensive loss            (2,062)        (864)
                                                   ----------    ---------
       Total shareholders' equity                     146,621      138,016
                                                   ----------    ---------
   Total liabilities and shareholders' equity      $  200,927    $ 192,527
                                                   ==========    =========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (amounts in thousands except share and per share data)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                      2005        2004        2005        2004
                                      ----        ----        ----        ----

Sales                            $   48,604 $    44,990 $    95,455 $    80,690
Cost of sales                        27,044      22,749      53,777      42,798
                                  ---------  ----------  ----------  ----------

Gross profit                         21,560      18,241      41,678      37,892

Selling, general and administrative
   expenses                          12,139       9,099      23,534      18,473
Research and development expenses     2,218       2,124       4,170       3,847
                                 ----------  ----------  ----------  ----------

Operating income                      7,203       7,018      13,974      15,572

Other income (expenses)
   Interest income                      416         138         701         248
   Interest expense                    (304)       (114)       (567)       (213)
   Other expense, net                   (45)       (299)       (742)       (625)
                                 ----------  ----------  ----------  ----------

   Total other income (expenses)         67        (275)       (608)       (590)
                                 ----------  ----------  ----------  ----------

Income before provision for
   income taxes                       7,270       6,743      13,366      14,982

Provison for income taxes             2,617       2,562       4,812       5,693
                                 ----------  ----------  ----------  ----------

Net income                      $     4,653 $     4,181 $     8,554 $     9,289
                                 ==========  ==========  ==========  ==========

Basic earnings per share:

   Weighted average shares
     outstanding                 22,136,353  21,503,690  22,021,809  21,327,194
                                 ==========  ==========  ==========  ==========
   Basic earnings per share     $      0.21 $      0.19 $      0.39 $      0.44
                                 ==========  ==========  ==========  ==========

Diluted earnings per share:

   Weighted average shares
     outstanding                 22,136,353  21,503,690  22,021,809  21,327,194
   Net effect of dilutive
     securities                     940,005   1,450,468   1,078,224   1,633,317
                                 ----------  ----------   ---------  ----------

   Total shares outstanding
     used in computing diluted
     earnings per share          23,076,358  22,954,158  23,100,033  22,960,511
                                 ==========  ==========  ==========  ==========
   Diluted earnings per share   $      0.20 $      0.18 $      0.37 $      0.40
                                 ==========  ==========  ==========  ==========



                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                     2005               2004
                                                   --------           --------
Operating activities

Net cash provided by
  operating activities                             $  7,072            $10,025

Investing activities
Purchase of property,  plant and equipment           (2,081)            (1,735)
Purchase of minority interest in subsidiary          (1,213)            (5,556)
Patents and trademarks                                 (527)              (532)
Proceeds from sale of property                            6                 31
                                                    -------            -------
Net cash used in
  investing activities                               (3,815)            (7,792)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                     1,249              2,495
Net borrowings (repayments) on
     lines of credit                                  3,721             (1,082)
Principal payments on notes payable                    (367)              (172)
Capital lease payments                                  (71)               (67)
Net cash provided by                                -------            -------
  financing activities                                4,532              1,174

Effect of exchange rates on cash                        753                166
                                                    -------            -------
Net increase in cash and
     cash equivalents                                 8,542              3,573
Cash and cash equivalents at beginning of period     64,715             48,817
                                                    -------            -------
Cash and cash equivalents at end of period         $ 73,257            $52,390
                                                   ========            =======
Supplemental Disclosure:
     Cash paid for interest                        $    403            $   122
                                                   ========            =======
     Cash paid for income taxes                    $  2,603            $ 2,256
                                                   ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                  (amounts in thousands except per share data)
                                   (Unaudited)

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


                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                           2005     2004      2005     2004
                                           ----     ----      ----     ----
 Net income:
  As reported                            $ 4,653  $ 4,181    $ 8,554  $ 9,289
  Deduct:  (total stock-based  employee
  compensation expense determined
  under fair  value based method, net of
  related taxes)                            (747)    (263)    (1,465)    (303)
                                         -------  -------    -------  -------
  Pro forma                              $ 3,906  $ 3,918    $ 7,089  $ 8,986
                                         =======  =======    =======  =======
 Earnings per share:
   Basic:
    As reported                          $  0.21  $  0.19    $  0.39  $  0.44
    Pro forma                               0.18     0.18       0.32     0.42
   Diluted:
    As reported                          $  0.20  $  0.18    $  0.37  $  0.40
    Pro forma                               0.17     0.17       0.31     0.39

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

3.        Inventory

     Inventory consists of the following:

                                           June 30, 2005    December 31, 2004
                                          --------------    ------------------
         Raw materials                      $  7,418             $  7,534
         Work-in-process                       2,331                2,320
         Finished goods                       12,120               14,011
                                              ------               ------
           Total                            $ 21,869             $ 23,865
                                              ------               ------

4.        Comprehensive Income

     The Company's total comprehensive income was as follows:

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                         2005       2004       2005     2004
                                         ----       ----       ----     ----

     Net income                        $ 4,653    $ 4,181    $ 8,554  $ 9,289
     Other comprehensive loss:
        Change in equity due to
         foreign currency
         translation adjustments          (902)       (10)    (1,198)    (231)
                                       -------    -------   --------  -------
     Comprehensive income              $ 3,751    $ 4,171   $  7,356  $ 9,058
                                       =======    =======   ========  =======


5.       Goodwill and Other Intangible Assets

Goodwill

The changes in the net carrying amount of goodwill for the six months ended June 30, 2005 consist of the following:

                                                     Industrial
                                          Data       Automation/
                                       Capture and     Optical
                                       Collection      Systems         Total
                                        ---------     ----------     ---------

      Balance as of January 1, 2005     $  13,929      $  10,678     $  24,607
      Purchase of minority interest in
        subsidiaries                          921              -           921
      Currency translation adjustments     (1,165)             -        (1,165)
                                        ---------      ---------     ---------
      Balance as of June 30, 2005       $  13,685      $  10,678     $  24,363
                                        =========      =========     =========

Other Intangibles

The Company had identifiable intangible assets with a net book value of approximately $17,800 and $18,900 as of June 30, 2005 and December 31, 2004, respectively.

The following table reflects the components of identifiable intangible assets:

                                        June 30, 2005       December 31, 2004
                                    --------------------- ----------------------
                        Amortizable   Gross                Gross
                           Life     Carrying Accumulated  Carrying  Accumulated
                          (years)    Amount  Amortization  Amount   Amortization
                        ----------- --------------------- ----------------------
Computer software            5       11,920     (1,778)    11,810       (589)
Patents and Trademarks      17        8,725     (2,643)     8,197     (2,400)
Holographic Technology      10        1,082     (1,004)     1,082       (946)
Advance license fee         17        2,000     (1,000)     2,000       (941)
Covenants not to compete     3          700       (175)       700        (58)
                                     ------     ------     ------     ------
   Total                             24,427     (6,600)    23,789     (4,934)
                                     ======     ======     ======     ======

The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $1,666 and $329 of amortization expense for the six months ended June 30, 2005 and 2004, respectively.

6.       Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the three-month and six-month periods ended June 30, 2005 or 2004.

The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture and Collection and Industrial Automation/Optical Systems. As a result of the expansion of our product line, service offerings and geographic reach, our addressable markets and the customer base have grown. Examples include increased sales of our handheld mobile computer, emerging wireless applications and the introduction of handheld imaging products. Accordingly, in December 2004, we adopted the segment title "Data Capture and Collection" to more accurately reflect the suite of products and services offered within the segment historically entitled "POS/OEM". The phrase Data Capture is fairly ubiquitous within our industry. We believe this modification better represents the Company's offerings to its customers and shareholders and better positions us to grow in accordance with our strategic plan.

In December 2004 we also renamed our historical "Industrial/Optical Systems" segment to "Industrial Automation/Optical Systems" to better reflect the products and services we offer to our customer base in our industrial markets. Additionally, we believe there is benefit to differentiating the more complex systems sold into this market from certain of our Data Capture and Collection products that may be sold to similar customers via our worldwide distribution channels.

Operating data for the three-month and six-month periods ended June 30, 2005 and 2004 were as follows:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        2005       2004      2005      2004
                                        ----       ----      ----      ----
Business segment net sales:
     Data Capture and Collection     $  39,128     32,084    75,656    63,189
     Industrial Automation/Optical
       Systems                           9,476      8,906    19,799    17,501
                                      ---------------------------------------
     Total                              48,604     40,990    95,455    80,690
                                      ---------------------------------------
Business segment gross profit:
     Data Capture and Collection     $  19,095     15,692    36,358    32,436
     Industrial Automation/Optical
       Systems                           2,465      2,549     5,320     5,456
                                      ---------------------------------------
     Total                              21,560     18,241    41,678    37,892
                                      ---------------------------------------
Business segment operating income:
     Data Capture and Collection     $   6,932      6,276    12,829    13,516
     Industrial Automation/Optical
       Systems                             271        742     1,145     2,056
                                      ---------------------------------------
     Total                               7,203      7,018    13,974    15,572
                                      ---------------------------------------
Total other income (expenses)        $      67       (275)     (608)     (590)
                                      ---------------------------------------
Income before provision for
   income taxes                      $   7,270      6,743    13,366    14,982
                                      ---------------------------------------

7.       Acquisitions

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $12,851, at present value, including acquisition costs and assumed liabilities. The Company paid $9,050 at closing and $650 in March 2005. The Company will pay an additional $1,300 in September 2005 and $1,950 in March 2006. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to the Company's technology portfolio. The Company has licensed the SwiftDecoder software since the year 2000 for use in its iQ(R) line of industrial vision-based products. The Company is currently making use of this software's unique decoding ability in other products as well. The assets acquired have been recorded at their estimated fair values. The consolidated statement of operations includes the results of Omniplanar for the six months ended June 30, 2005. The results of operations for Omniplanar have been included in the Industrial Automation/Optical Systems business segment. The pro forma results of operations have not been provided because the effects were not material.

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

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed three promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the six months ended June 30, 2005, the Company paid the second promissory note in the amount of $75 with the remaining promissory note payable on February 4, 2006.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI in twelve quarterly installments over a three year period which commenced August 5, 2003 and ends April 3, 2006. As of June 30, 2005, the Company had purchased an additional 33.8%, of which 3.9% was purchased during the second quarter of 2005 for approximately 500 euros, or $600 at the exchange rate on June 30, 2005.

Metrologic Eria France ("MEF")

On March 19, 2004, the Company entered into an agreement to purchase the remaining 49% minority interest of MEF for a purchase price of 3,600 euros, or $4,300 at the exchange rate on March 31, 2004. As of March 31, 2004, the Company owned 100% of MEF.

8.       Recently Issued Accounting Standards

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well.


In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 ("FSP No. 109-1"), "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion ("ETI") for foreign sales. The deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels. The Company is in the process of finalizing a study of the potential repatriation and reinvestment opportunities based on clarifying language issued by the tax authorities in the second quarter of 2005. The Company expects to complete its study during the second half of 2005. Accordingly, as provided for in FSP 109-2, the Company has not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission Rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year beginning after June 15, 2005. The Company currently expects that it will adopt the provisions of SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or effect of adopting SFAS No. 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Note 2 of the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143". This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is evaluating the Interpretation and does not currently expect its adoption to materially impact its consolidated financial position, consolidated results of operations or liquidity.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

9.       Legal Matters

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Symbol Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) eleven of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that eight of the products are not royalty bearing products under the Symbol Agreement but that three of the products are royalty bearing products. On March 23, 2005 the arbitrator reopened the hearing with regard to certain portions of his earlier decision. In May 2005, the arbitrator issued a ruling confirming his earlier ruling.

On June 30, 2005 the parties had a hearing in front of the arbitrator with regard to determining the amount of any past royalties owed and the parties are now awaiting a decision. However, to date, no final award of damages against the Company has been granted in this matter. Symbol has made a request for a damage award in excess of $10,000. The Company believes that Symbol's claims for damages in this amount are wholly without merit and intends to vigorously defend against it; however, if Symbol were to receive a final award in excess of $10,000 and such an award were not reversed on appeal it would have a material adverse impact on the Company.

Metrologic v. Symbol Technologies, Inc.

On May 17, 2005, the Company filed suit against Symbol Technologies, Inc. in the United States District Court in the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement between the parties. This case is in its early stages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the United States and international economies and other economic factors that directly or indirectly affect the demand for our products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) changes from the expected gross margin percentage due to a number of factors including customer and product mix; (vii) the effects of and changes in trade, monetary and fiscal policies, laws, regulations and other activities of government, agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered products to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) technological changes in the data capture industry, including the adoption of vision-based technologies and RFID; (xi) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xii) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xiii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity; and (xiv) the potential impact of terrorism, international hostilities and possible natural disasters.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2004 are unaudited.

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

Success factors critical to our business include sales growth through continued penetration within our existing markets by new product introductions and expanded sales efforts, entering into new markets, maintaining a highly responsive and cost efficient infrastructure, achieving the financial flexibility to ensure that we can respond to new market opportunities in order to return value to our shareholders, and selectively pursuing strategic acquisitions.

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have increased our direct sales efforts to further penetrate some of the largest retailers in the United States as well as focusing on the early adoption of bar coding technology in the healthcare industry. During fiscal 2004 and the first half of 2005, we continued to see increased orders with key retail accounts which contributed to our quarter over quarter sales growth. Another key factor in achieving this sales growth is expanding our geographic reach by capitalizing on our presence throughout Asia and emerging markets in Central and Eastern Europe. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility which was completed in the third quarter of 2004 as well as the opening of new sales offices in these territories. During the first half of 2005, we added an office in Indonesia, Taiwan, Korea and a fifth sales office in China. Our plans are to open additional offices in the Asia/Pacific region throughout the remainder of 2005. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate markets that we have not previously served and gain market share in our existing markets. Furthermore, we currently have several promising new products in the pipeline. We continue to believe sales for 2005 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs. In addition, the expansion of our manufacturing facility in Suzhou, China nearly doubled the size of the existing China operations and more importantly, is providing cost efficiencies through lower direct labor costs as we continue to produce more of our products in this facility. During fiscal 2004 approximately 65.2% of our Data Capture and Collection products were manufactured in our Suzhou, China manufacturing facility.

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. As of June 30, 2005, we had cash and cash equivalents of approximately $73.3 million. Furthermore, we had total debt of approximately $20.0 million as of June 30, 2005. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. During September 2004, we acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company for approximately $13.0 million. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. Our acquisition of Omniplanar broadened and strengthened our portfolio of decoding software to include robust omnidirectional decoding of linear, matrix and postal bar code images. Metrologic had licensed from Omniplanar the SwiftDecoder software since the year 2000 for use in our iQ(R) line of industrial vision-based products. We also make use of the software in other products as well. By acquiring this 2D imaging technology, we have been able to reduce our licensing costs for our current and future imaging-based products.

Results of Operations

Our business is divided into two major segments: Data Capture and Collection, and Industrial Automation and Optical Systems. Bar code scanners are typically either handheld scanners or fixed projection scanners. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers.

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     2005       2004        2005       2004
                                     ----       ----        ----       ----
                                     (in thousdands)         (in thousands)

Data Capture and Collection      $  39,128  $  32,084      75,656     63,189
Industrial Automation/Optical
  Systems
     Industrial Automation           3,461      3,620       8,015      8,829
     Optical Systems                 6,015      5,286      11,784      8,672
                                  --------   --------     -------   --------
Total Industrial Automation/
   Optical Systems                   9,476      8,906      19,799     17,501
                                  --------   --------     -------   --------
Total Company                    $  48,604  $  40,990    $ 95,455  $  80,690
                                  ========   ========     =======   ========


Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. For the three and six months months ended June 30, 2005, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro, when compared to the comparable period in 2004.

The following table sets forth certain information as to our sales by geographic location:

                        Three Months Ended              Six Months Ended
                             June 30,                       June 30,
                   ---------------------------    ----------------------------
                   2005     %      2004     %      2005     %      2004     %
                   ----            ----            ----            ----
($ in Thousands)

The Americas      23,149  47.6%   19,424  47.4%   45,766  47.9%   38,724  48.0%
EMEA              19,387  39.9%   16,385  40.0%   38,253  40.1%   33,345  41.3%
Asia/Pacific       6,068  12.5%    5,181  12.6%   11,436  12.0%    8,621  10.7%
                 -------------   -------------   -------------   -------------
  Total          $48,604 100.0%  $40,990 100.0%  $95,455 100.0%  $80,690 100.0%
                 =============   =============   =============   =============


Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Sales increased 18.6% to $48.6 million in the three months ended June 30, 2005 from $41.0 million in the three months ended June 30, 2004. Sales of our data capture and collection products increased by 22.0%, sales of industrial automation products decreased by 4.4% and sales of optical systems increased by 13.8%. Approximately $1.0 million of the increase in the data capture and collection sales resulted from the strengthening of the euro against the U.S. dollar. Data capture and collection sales increased approximately $8.9 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. These factors were partially offset by a decrease of approximately $2.8 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector, primarily in the United States and Europe.

The decrease in industrial automation products sales is attributable to a contract with a major airline customer for bar code scanning equipment and installation services in the second quarter of 2004 with no comparable amount in the second quarter of 2005 in addition to the loss of certain projects for which we had been working on. Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business. The increase in optical systems sales in the second quarter of 2005 reflects an increase in customer funded research and development programs and the execution of contract backlog accumulated over the past few quarters.

Sales to "The Americas" region increased $3.7 million, or 19.2%, in the three months ended June 30, 2005 when compared to the comparable period in 2004. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and consistent growth with our key distributors. EMEA sales increased $3.0 million, or 18.3% in the three months ended June 30, 2005 when compared to the same period a year ago despite weaker market conditions. The increase in EMEA sales is attributable to increased unit volume and the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers. Asia/Pacific sales increased $0.9 million, or 17.1% in the three months ended June 30, 2005 when compared with the comparable period in 2004. We continue to experience sizable growth in this region as a result of continued penetration into both new and existing key markets. During the second quarter of 2005 we added an office in Korea and Taiwan, partly contributing to the sales growth in this region. No individual customer accounted for 10.0% or more of sales in the three months ended June 30, 2005 or 2004.

Cost of sales increased to $27.0 million in the three months ended June 30, 2005 from $22.7 million in the three months ended June 30, 2004. As a percentage of sales, cost of sales increased slightly to 55.6% in 2005 from 55.5% in 2004. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

        o Increase in the contribution of our Optical Systems revenues to the total revenues.
        o Aggressive pricing on direct sales to Tier I retailers in the United States and EMEA.
        o Higher overhead costs, including higher freight costs to ensure timely delivery of products to our international locations.

     The factors mentioned above were partially offset by the following key factors:

        o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
        o More favorable product mix in 2005 within our data capture and collection business segment.
        o A decrease in direct labor and manufacturing costs as a percent of sales as a result of increased unit production in our Suzhou, China facility.
        o A decrease in direct material costs as a percent of sales resulting from product redesigns and our engineering efforts to reduce bill of material costs.

Selling, general and administrative ("SG&A") expenses increased 33.4% to $12.1 million in the three months ended June 30, 2005 from $9.1 million for the three months ended June 30, 2004. As a percentage of sales, SG&A expenses increased from 22.2% of sales in the three months ended June 30, 2004 to 25.0% of sales in the corresponding period in 2005. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2005, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased legal fees associated with ongoing litigation matters, and an increase in personnel costs resulting from our increase in infrastructure needed to support the increased sales volume during 2005 and beyond.

R&D expenses increased 4.4% to $2.2 million in the three months ended June 30, 2005 from $2.1 million in the corresponding period in 2004; however, as a percent of sales, R&D expenses decreased to 4.6% of sales from 5.2% of sales. The decrease in R&D expenses as a percent of sales can be attributed to more engineers working specifically on customer funded research programs during 2005 and higher sales volume in 2005. Costs of the engineers working on such programs are charged to costs of sales for the time spent on the programs.

Net interest income/expense reflects net interest income of $0.1 million for the three months ended June 30, 2005 compared with net interest income of $0.02 million for the comparable period in 2004. The increase can be attributed to higher interest income due to higher cash and cash equivalent balances, partially offset by higher interest expense and related borrowings outstanding under our European credit facilities in 2005.

Other income/expense reflects net other expense of $0.05 million for the three months ended June 30, 2005 compared with net other expense of $0.3 million for the comparable period in 2004. The change can be attributed to higher foreign exchange losses in 2004 when compared with the comparable period in 2005 as a result of volatility in the euro exchange rate and a reduction in the net exposure amount of transactions subject to foreign currency translation.

Net income was $4.7 million, or $0.20 per diluted share for the three months ended June 30, 2005 compared with net income of $4.1 million or $0.18 per diluted share in 2004. Net income reflects a 36% effective tax rate for 2005 as compared with an effective tax rate of 38% in 2004.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Sales increased 18.3% to $95.5 million in the six months ended June 30, 2005 from $80.7 million in the six months ended June 30, 2004. Sales of our data capture and collection products increased by 19.7%, sales of industrial automation products decreased by 9.2% and sales of optical systems increased by 35.9%. Approximately $1.9 million of the increase in the data capture and collection sales resulted from the strengthening of the euro against the U.S. dollar. Data capture and collection sales increased approximately $15.2 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. These factors were partially offset by a decrease of approximately $4.6 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector, primarily in the United States and Europe.

The decrease in industrial automation products sales is attributable to a contract with a major airline customer for bar code scanning equipment and installation services in the six months ended June 30, 2004 with no comparable amount in 2005 in addition to the loss of certain projects for which we had been working on. Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business. The increase in optical systems sales in 2005 reflects an increase in customer funded research and development programs and the execution of contract backlog accumulated over the recent quarters.

Sales to "The Americas" region increased $7.0 million, or 18.2%, in 2005 when compared to the comparable period in 2004. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and consistent growth with our key distributors. EMEA sales increased $4.9 million, or 14.7% in 2005 when compared to the same period a year ago despite weaker market conditions. The increase in EMEA sales is attributable to increased unit volume and the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers. Asia/Pacific sales increased $2.8 million, or 32.7%, in 2005 when compared with the comparable period in 2004. We continue to experience sizable growth in this region as a result of continued penetration into both new and existing key markets. During the first half of 2005 we added offices in Indonesia, Korea, Taiwan and a fifth sales office in China, partly contributing the sales growth in this region. No individual customer accounted for 10.0% or more of sales in the six months ended June 30, 2005 or 2004.

Cost of sales increased to $53.8 million in the six months ended June 30, 2005 from $42.8 million in the six months ended June 30, 2004. As a percentage of sales, cost of sales increased to 56.3% in 2005 from 53.0% in 2004. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

        o Increase in the contribution of our Optical Systems revenues to the total revenues.
        o Completion of certain lower fixed price contracts in the six months ended June 30, 2005 within our Industrial Automation business, as well as an unsustainable mix attributed to a contract with a major airline customer that resulted in a favorable impact for the six months ended June 30, 2004 when compared to the same period in 2005.
        o Aggressive pricing on direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix in the first half of 2005 within our data capture and collection business segment from increased sales of certain non-Metrologic manufactured products that have lower margins.
        o Higher overhead costs, including higher freight costs to ensure timely delivery of products to our international locations and incremental costs associated with the reorganization of our warehousing operations in EMEA.

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

Selling, general and administrative ("SG&A") expenses increased 27.4% to $23.5 million in the six months ended June 30, 2005 from $18.5 million for the six months ended June 30, 2004. As a percentage of sales, SG&A expenses increased from 22.9% of sales in the six months ended June 30, 2004 to 24.7% of sales in the corresponding period in 2005. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2005, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased legal fees associated with ongoing litigation matters, and an increase in personnel costs resulting from our increase in infrastructure needed to support the increased sales volume during 2005 and beyond.

R&D expenses increased 8.4% to $4.2 million in the six months ended June 30, 2005 from $3.8 million in the corresponding period in 2004; however, as a percent of sales, R&D expenses decreased to 4.4% of sales from 4.8% of sales. The decrease in R&D expenses as a percent of sales can be attributed to more engineers working specifically on customer funded research programs during 2005 and higher sales volume in 2005. Costs of the engineers working on such programs are charged to costs of sales for the time spent on the programs.

Net interest income/expense reflects net interest income of $0.1 million for the six months ended June 30, 2005 compared with net interest income of $0.04 million for the comparable period in 2004. The increase can be attributed to higher interest income due to higher cash and cash equivalent balances, partially offset by higher interest expense and related borrowings outstanding under our European credit facilities in 2005.

Other income/expense reflects net other expense of $0.7 million for the six months ended June 30, 2005 compared with net other expense of $0.6 million for the comparable period in 2004. The change can be attributed to higher foreign exchange losses in 2005 when compared with the comparable period in 2004.

Net income was $8.6 million, or $0.37 per diluted share for the six months ended June 30, 2005 compared with net income of $9.3 million or $0.40 per diluted share in 2004. Net income reflects a 36% effective tax rate for 2005 as compared with an effective tax rate of 38% in 2004.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by decreases in seasonal demand from European customers in our third quarter. In addition, our first quarter is also impacted by factors, such as: (i) the establishment of new customer budgets, (ii) the expiration of legislative calendar-year programs and
(iii) start-up investment of pilot efforts.

Liquidity and Capital Resources

Operating activities

Net cash provided from operations was $7.1 million and $10.0 million for the six-month periods ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities for the six months ended June 30, 2005 can be attributed primarily to net income of $8.6 million and depreciation and amortization of approximately $3.4 million, offset by a decrease in accounts payable and an increase in accounts receivable.

Our working capital increased $7.3 million or 8.8% to $90.6 million as of June 30, 2005 from $83.3 million as of December 31, 2004. The key component of the increase in working capital was an increase in accounts receivable of $3.0 million as a result of sales concentrations at the end of the quarter, and an increase in our current portion of debt of $3.7 million due to increased borrowings by our foreign subsidiaries and the transfer from long-term debt of the Omniplanar scheduled note payment due in March 2006 (See "Outstanding debt and financing arrangements" below).

Investing activities

Cash used in investing activities was $3.8 million for the six months ended June 30, 2005 as compared to $7.8 million for the comparable period in 2004. The decrease in cash used in investing activities is primarily due to (i) a decrease in purchases of minority interest subsidiaries of $4.3 million this year, as compared to the prior year (See "Acquisition of Minority Interests" below for additional information), offset by (ii) an increase in cash used for property, plant and equipment purchases of $0.3 million primarily for manufacturing expansion related investments, as well as manufacturing automation and information technology related equipment.

Financing activities

Cash provided by financing activities was $4.5 million for the six months ended June 30, 2005 as compared to $1.2 million for the comparable period in 2004. Cash provided by financing activities for the six months ended June 30, 2005 consists primarily of (i) $1.2 million of proceeds from the exercise of stock options and employee stock purchase plan and (ii) net borrowings on outstanding lines of credit of $3.7 million, offset by (iii) net principal payments of $0.4 million on outstanding notes payable.

Outstanding debt and financing arrangements

In connection with the acquisition of Omniplanar, the Purchase Agreement set forth a schedule of payments over 18 months. We paid $9,050 at closing, $650 in March 2005, and will pay an additional $1,300 in September 2005 and $1,950 in March 2006.

Some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale, La Caixa and HSBC Bank. Outstanding borrowings under the working capital agreement with HypoVereinsbank, Dresdner and HSBC have been guaranteed by Metrologic Instruments, Inc., the parent company. These agreements provide the Company with availability of up to $18.6 million, using June 30, 2005 exchange rates, at interest rates ranging from 3.1% to 6.5%. In addition, our subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to 0.6 million real or $0.2 million, using June 30, 2005 exchange rates. At June 30, 2005, $16.3 million was outstanding under such agreements and accordingly is included in lines of credit in our Condensed Consolidated Balance Sheet.

One of our Asia Pacific subsidiaries has entered into short-term note payable agreements at interest rates of 4.75% with maturity dates expiring before December 31, 2005. At June 30, 2005, $0.4 million was outstanding under such agreements.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and (ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar. No derivative instruments were outstanding at June 30, 2005.

Acquisition of Minority Interests

Our original 51.0% interest in Metrologic Eria Iberica contained an option for us to purchase the remaining 49.0% interest. In 2003, we agreed to purchase the 49.0% of Metrologic Eria Iberica that we did not own for approximately 5.9 million euros. Purchase of the shares will be made over 3 years and commenced in August 2003. As of June 30, 2005, we had purchased an additional 33.8%, of which 3.9% was purchased during the second quarter of 2005 for approximately 0.5 million euros, or $0.6 million at the exchange rate on June 30, 2005.

In March 2004, we entered into an agreement to purchase the 49% minority interest of Metrologic Eria France for approximately 3.6 million euros, or $4.3 million at the exchange rate on June 30, 2004. As of March 31, 2004, we owned 100% of Metrologic Eria France.

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company is in the process of finalizing a study of the potential repatriation and reinvestment opportunities based on clarifying language issued by the tax authorities in the second quarter of 2005. The Company expects to complete its study during the second half of 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 ("FSP No. 109-1"), "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion ("ETI") for foreign sales. The deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission Rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year beginning after June 15, 2005. The Company currently expects that it will adopt the provisions of SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated financial position, consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or effect of adopting SFAS No. 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Note 2 of the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.


In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is evaluating the Interpretation and does not currently expect its adoption to materially impact its consolidated financial position, consolidated results of operations or liquidity.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosure about market risk since the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4- Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

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

A.     Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc., in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Symbol Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) eleven of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that 8 of the products are not royalty bearing products under the Symbol Agreement but that 3 of the products are royalty bearing products. On March 23, 2005 the arbitrator reopened the hearing with regard to certain portions of his earlier decision. In May 2005, the arbitrator issued a ruling confirming his earlier ruling.

On June 30, 2005 the parties had a hearing in front of the arbitrator with regard to determining the amount of any past royalties owed and the parties are now awaiting a decision. However, to date, no final award of damages against the Company has been granted in this matter. Symbol has made a request for a damage award in excess of $10 million. The Company believes that Symbol's claims for damages in this amount are wholly without merit and intends to vigorously defend against it; however, if Symbol were to receive a final award in excess of $10 million and such an award were not reversed on appeal it would have a material adverse impact on the Company.

B.     Metrologic v. Symbol Technologies, Inc.

On May 17, 2005, the Company filed suit against Symbol Technologies, Inc. in the United States District Court in the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement between the parties. This case is in its early stages.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 16, 2005. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.


                  (1) The vote of the common shareholders for the election of Janet H. Knowles, Hsu Jau Nan, and Benny Noens as directors to serve a three-year term ending in 2008 were as follows:



                           Number of Votes   Number of Votes
 Number of Votes For           Against           Abstain             Name
 -------------------       ---------------   ---------------   ---------------

    16,391,860                    0             3,979,851      Janet H. Knowles
    16,566,127                    0             3,805,584      Hsu Jau Nan
    17,236,719                    0             3,134,992      Benny Noens




                  (2) The vote of the common shareholders for the appointment of Ernst & Young LLP as our registered public accounting firm for the fiscal year ending December 31, 2005 was as follows:

                               Number of Votes   Number of Votes    Broker
     Number of Votes For           Against           Abstain       Non-Votes
     -------------------       ---------------   ---------------   ---------
         19,428,284                42,986             9,285             1


         The directors whose terms continue after the Annual Meeting of Shareholders referenced above are Richard C. Close, C. Harry Knowles, John Mathias, Stanton Meltzer and William Rulon-Miller.

Item 6.  Exhibits

         Exhibits:


                  31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Act of 1934.

                  31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Act of 1934.

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



                                   METROLOGIC INSTRUMENTS, INC.



Date: August 5, 2005               By:/s/ Benny A. Noens
      -----------------            ----------------------------------------
                                   Benny A. Noens
                                   Chief Executive Officer
                                   (Principal Executive Officer)





Date: August 5, 2005               By:/s/ Kevin J. Bratton
      -----------------            -----------------------------------------
                                   Kevin J. Bratton
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index                                                       Page Number


31.1     Certification by Chief Executive Officer pursuant to
         Rule 13a-14(a) and 15d-14(a) of the Securities Act of 1934.    29

31.2     Certification by Chief Financial Officer pursuant to
         Rule 13a-14(a) and 15d-14(a) of the Securities Act of 1934.    30

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Executive Officer of
         the Company.                                                   31

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer of
         the Company.                                                   32

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
                  a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
                  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 5, 2005

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
                  a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
                  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 5, 2005

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny A. Noens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Benny A. Noens
------------------------------------
Benny A. Noens
Chief Executive Officer
August 5, 2005



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

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
August 5, 2005




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