Form 10-Q
period 2005-09-30
METROLOGIC INSTRUMENTS INC
filed 2005-11-08
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes __   No X

As of November 1, 2005, there were 22,248,171 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX


                                                                         Page
                                                                          No.
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2005 (unaudited) and December 31, 2004               3

         Condensed Consolidated Statements of Operations (unaudited)
         -Three and Nine Months Ended September 30, 2005 and 2004           4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         -  Nine Months Ended September 30, 2005 and 2004                   5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

Item 4.   Controls and Procedures                                          24

Part II - Other Information

Item 1.  Legal Proceedings                                                 25
Item 6.  Exhibits                                                          26

Signatures                                                                 27

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                      Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                 September 30,  December 31,
                                                      2005          2004
                                                   ---------     ---------
                                                   (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                   $  72,168     $  64,715
       Accounts receivable, net of allowances
         of $736 and $544, respectively               43,556        35,153
       Inventory, net                                 24,260        23,865
       Deferred income taxes                             692           692
       Other current assets                            5,414         3,677
                                                   ---------     ---------

   Total current assets                              146,090       128,102

   Property, plant and equipment, net                 19,951        19,468
   Goodwill                                           25,157        24,607
   Computer software, net                              9,546        11,221
   Other intangibles, net                              8,451         7,634
   Deferred income taxes                               1,321         1,332
   Other assets                                          240           163
                                                   ---------     ---------
   Total assets                                    $ 210,756     $ 192,527
                                                   =========     =========

Liabilities and shareholders' equity
   Current liabilities:
       Lines of credit                             $  10,791     $  14,138
       Current portion of notes payable                8,990         2,127
       Accounts payable                                9,069        10,734
       Accrued expenses                               19,067        16,278
       Deferred contract revenue                         565         1,507
                                                   ---------     ---------

   Total current liabilities                          48,482        44,784

   Notes payable, net of current portion                   7         2,015
   Deferred income taxes                               5,055         5,055
   Other liabilities                                   2,074         2,657

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
           shares authorized; none issued                   -            -
       Common stock, $0.01 par value: 30,000,000
           shares authorized; 22,234,633 and
           21,782,276 shares issued and outstanding
           on September 30, 2005 and December 31, 2004,
           respectively                                   222          218
       Additional paid-in capital                      88,952       87,500
       Retained earnings                               67,416       51,162
       Accumulated other comprehensive loss            (1,452)        (864)
                                                   ----------    ---------
       Total shareholders' equity                     155,138      138,016
                                                   ----------    ---------
   Total liabilities and shareholders' equity      $  210,756    $ 192,527
                                                   ==========    =========


                            See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (amounts in thousands except share and per share data)

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      2005        2004        2005        2004
                                      ----        ----        ----        ----

Sales                            $   54,005 $    44,156 $   149,460 $   124,846
Cost of sales                        30,341      24,088      84,118      66,886
                                  ---------  ----------  ----------  ----------

Gross profit                         23,664      20,068      65,342      57,960

Selling, general and administrative
   expenses                          11,423      10,997      34,957      29,470
Research and development expenses     2,354       1,824       6,524       5,671
                                 ----------  ----------  ----------  ----------

Operating income                      9,887       7,247      23,861      22,819

Other income (expenses)
   Interest income                      410         170       1,111         418
   Interest expense                    (287)       (107)       (854)       (320)
   Foreign currency transaction
     gain (loss)                       (183)        331        (909)       (135)
   Litigation settlement              2,250           -       2,250           -
   Other expense, net                   (46)        (89)        (62)       (248)
                                 ----------  ----------  ----------  ----------

   Total other income (expenses)      2,144         305       1,536        (285)
                                 ----------  ----------  ----------  ----------

Income before provision for
   income taxes                      12,031       7,552      25,397      22,534

Provision for income taxes            4,331       2,870       9,143       8,563
                                 ----------  ----------  ----------  ----------

Net income                      $     7,700 $     4,682 $    16,254 $    13,971
                                 ==========  ==========  ==========  ==========

Basic earnings per share:

   Weighted average shares
     outstanding                 22,202,085  21,554,724  22,081,901  21,403,037
                                 ==========  ==========  ==========  ==========
   Basic earnings per share     $      0.35 $      0.22 $      0.74 $      0.65
                                 ==========  ==========  ==========  ==========

Diluted earnings per share:

   Weighted average shares
     outstanding                 22,202,085  21,554,724  22,081,901  21,403,037
   Net effect of dilutive
     securities                     900,935   1,393,028   1,019,128   1,553,221
                                 ----------  ----------   ---------  ----------

   Total shares outstanding
     used in computing diluted
     earnings per share          23,103,020  22,947,752  23,101,029  22,956,258
                                 ==========  ==========  ==========  ==========
   Diluted earnings per share   $      0.33 $      0.20 $      0.70 $      0.61
                                 ==========  ==========  ==========  ==========



                             See accompanying notes.

                          Metrologic Instruments, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                     2005               2004
                                                   --------           --------
Operating activities

Net cash provided by
  operating activities                             $  8,475            $13,937

Investing activities
Payment for acquired business                             -             (9,100)
Purchase of property,  plant and equipment           (3,203)            (3,742)
Purchase of minority interest in subsidiary          (2,309)            (6,139)
Patents and trademarks                                 (979)              (839)
Proceeds from sale of property                           79                 43
                                                    -------            -------
Net cash used in
  investing activities                               (6,412)           (19,777)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                     1,456              2,598
Net borrowings (repayments) on
     lines of credit                                  4,269               (325)
Principal payments on notes payable                  (1,658)              (142)
Capital lease payments                                 (107)              (102)
Net cash provided by                                -------            -------
  financing activities                                3,960              2,029

Effect of exchange rates on cash                      1,430               (148)
                                                    -------            -------
Net increase (decrease) in cash and
     cash equivalents                                 7,453             (3,959)
Cash and cash equivalents at beginning of period     64,715             48,817
                                                    -------            -------
Cash and cash equivalents at end of period         $ 72,168            $44,858
                                                   ========            =======
Supplemental Disclosure:
     Cash paid for interest                        $    658            $   194
                                                   ========            =======
     Cash paid for income taxes                    $  5,027            $ 2,705
                                                   ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                  (amounts in thousands except per share data)
                                   (Unaudited)


1.       Business

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and imaging-based technologies. The Company offers expertise in one-dimensional and two-dimensional bar code reading, portable data collection, optical character recognition, image lift, and parcel dimensioning and singulation detection for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. Additionally, through its wholly owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the Company is engaged in developing, manufacturing, marketing and distributing custom electro-optical and opto-mechanical systems which include wavefront correction, industrial inspection, and scanning and dimensioning systems for commercial and government customers. The Company's products are sold in more than 110 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Condensed Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2004, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained therein.

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date using the Black-Scholes pricing model prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would be as follows:

                                        Three Months Ended   Nine Months Ended
                                           September 30,      September 30,
                                           2005     2004      2005     2004
                                         -------  -------    -------  -------
 Net income:
  As reported                            $ 7,700  $ 4,682    $16,254  $13,971
  Deduct:  (total stock-based  employee
  compensation expense determined
  under fair  value based method, net of
  related taxes)                            (701)    (166)    (2,166)    (469)
                                         -------  -------    -------  -------
  Pro forma                              $ 6,999  $ 4,516    $14,088  $13,502
                                         =======  =======    =======  =======
 Earnings per share:
   Basic:
    As reported                          $  0.35  $  0.22    $  0.74  $  0.65
    Pro forma                               0.32     0.21       0.64     0.63
   Diluted:
    As reported                          $  0.33  $  0.20    $  0.70  $  0.61
    Pro forma                               0.30     0.20       0.61     0.59

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.


3.        Inventory

     Inventory consists of the following:

                                      September 30, 2005    December 31, 2004
                                      ------------------    ------------------
         Raw materials                    $  8,315              $  7,534
         Work-in-process                     3,216                 2,320
         Finished goods                     12,729                14,011
                                          --------              --------
           Total                          $ 24,260              $ 23,865
                                          --------              --------

4.        Comprehensive Income

The Company's total comprehensive income was as follows:

                                        Three Months Ended   Nine Months Ended
                                          September 30,         September 30,
                                         2005       2004       2005     2004
                                         ----       ----       ----     ----

     Net income                        $ 7,700    $ 4,682    $16,254  $13,971
     Other comprehensive income (loss):
        Change in equity due to
         foreign currency
         translation adjustments, net      610        107       (588)    (124)
                                       -------    -------   --------  -------
     Comprehensive income              $ 8,310    $ 4,789   $ 15,666  $13,847
                                       =======    =======   ========  =======


5.       Goodwill and Other Intangible Assets

Goodwill

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2005 consist of the following:


                                                     Industrial
                                          Data       Automation/
                                       Capture and     Optical
                                       Collection      Systems         Total
                                        ---------     ----------     ---------

      Balance as of January 1, 2005     $  13,929      $  10,678     $  24,607
      Purchase of minority interest in
        subsidiaries                        1,736              -         1,736
      Currency translation adjustments     (1,186)             -        (1,186)
                                        ---------      ---------     ---------
      Balance as of September 30, 2005  $  14,479      $  10,678     $  25,157
                                        =========      =========     =========

Other Intangibles

The Company had identifiable intangible assets with a net book value of approximately $18,000 and $18,900 as of September 30, 2005 and December 31, 2004, respectively.

The following table reflects the components of identifiable intangible assets:

                                      September 30, 2005    December 31, 2004
                                    --------------------- ----------------------
                        Amortizable   Gross                Gross
                           Life     Carrying Accumulated  Carrying  Accumulated
                          (years)    Amount  Amortization  Amount   Amortization
                        ----------- --------------------- ----------------------
Computer software            5       11,920     (2,374)    11,810       (589)
Patents and trademarks      17        8,989     (2,770)     8,197     (2,400)
Holographic technology      10        1,082     (1,034)     1,082       (946)
License agreements          17        2,750     (1,033)     2,000       (941)
Covenants not to compete     3          700       (233)       700        (58)
                                     ------     ------     ------     ------
   Total                             25,441     (7,444)    23,789     (4,934)
                                     ======     ======     ======     ======

The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $2,510 and $499 of amortization expense for the nine months ended September 30, 2005 and 2004, respectively.

6.       Business Segment Information

The Company generates its revenue from the sale of laser and imaging bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the three-month and nine-month periods ended September 30, 2005 or 2004.

The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture and Collection and Industrial Automation/Optical Systems. As a result of the growth of our product line, service offerings and geographic reach, our addressable markets and the customer base have grown. Examples include increased sales of our handheld mobile computer, emerging wireless applications and the introduction of handheld imaging products. Accordingly, in December 2004, we adopted the segment title "Data Capture and Collection" to more accurately reflect the suite of products and services offered within the segment historically entitled "POS/OEM". The phrase Data Capture is fairly ubiquitous within our industry. We believe this modification better represents the Company's offerings to its customers and shareholders and better positions us to grow in accordance with our strategic plan.

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

Operating data for the three-month and nine-month periods ended September 30, 2005 and 2004 were as follows:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        2005       2004      2005      2004
                                        ----       ----      ----      ----
Business segment net sales:
     Data Capture and Collection     $  43,962     34,553   119,618    97,742
     Industrial Automation/Optical
       Systems                          10,043      9,603    29,842    27,104
                                      ---------------------------------------
     Total                              54,005     44,156   149,460   124,846
                                      ---------------------------------------
Business segment gross profit:
     Data Capture and Collection     $  20,511     17,343    56,869    49,962
     Industrial Automation/Optical
       Systems                           3,153      2,725     8,473     7,998
                                      ---------------------------------------
     Total                              23,664     20,068    65,342    57,960
                                      ---------------------------------------
Business segment operating income:
     Data Capture and Collection     $   8,905      6,220    21,734    19,736
     Industrial Automation/Optical
       Systems                             982      1,027     2,127     3,083
                                      ---------------------------------------
     Total                               9,887      7,247    23,861    22,819
                                      ---------------------------------------
Total other income (expenses)        $   2,144        305     1,536      (285)
                                      ---------------------------------------
Income before income taxes           $  12,031      7,552    25,397    22,534
                                      ---------------------------------------

7.       Acquisitions

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $12,851, at present value, including acquisition costs and assumed liabilities. The Company paid $9,050 at closing and $1,950 during the nine months ended September 30, 2005. The Company will pay an additional $1,950 in March 2006. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to the Company's technology portfolio. The Company has licensed the SwiftDecoder software since the year 2000 for use in its iQ(R) line of industrial vision-based products. The Company is currently making use of this software's unique decoding ability in other products as well. The assets acquired have been recorded at their estimated fair values. The consolidated statement of operations includes the results of Omniplanar for the nine months ended September 30, 2005. The results of operations for Omniplanar have been included in the Industrial Automation/Optical Systems business segment. The pro forma results of operations have not been provided because the effects were not material.

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
                                                        ==========


Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed three promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the nine months ended September 30, 2005, the Company paid the second promissory note in the amount of $75 with the remaining promissory note payable on February 4, 2006.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI in twelve quarterly installments over a three year period which commenced August 5, 2003 and ends April 3, 2006. As of September 30, 2005, the Company had purchased an additional 41.6%, of which 7.8% was purchased during the third quarter of 2005 for approximately 900 euros or $1,100 at the exchange rate on September 30, 2005.

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


In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company is in the process of finalizing a study of the potential repatriation and reinvestment opportunities. Currently, management expects to execute a dividend reinvestment plan and repatriate up to $8 million of foreign earnings during the quarter ended December 31, 2005. A preliminary assessment indicates that this will provide an income tax benefit up to $1.0 million, as deferred taxes have been provided on a portion of these earnings in prior years. In addition to the amounts above, the Company may repatriate additional foreign earnings; however, this is contingent upon the outcome of certain regulatory approvals. As such, these amounts have not been factored into the estimates above. The Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act in the financial statements for the periods ended September 30, 2005.

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

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

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

9.       Legal Matters

Symbol Technologies, Inc. et al. v. the Lemelson Partnership

On July 21, 1999, we and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit which was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the U.S. District Court in Las Vegas, Nevada, requested a declaratory judgment that certain patents owned by the Lemelson Partnership were not infringed, invalid and/or unenforceable for a variety of reasons. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. In September 2005, the Court of Appeals for the Federal Circuit upheld the trial court's ruling and the Lemelson Partnership has filed a request for a rehearing with the Court of Appeals for the Federal Circuit with the full court.

Metrologic v. PSC Inc. and PSC Scanning, Inc. v. Metrologic

On October 13, 1999, we filed suit for patent infringement against PSC Inc. in the U.S. District Court for the District of New Jersey. On May 17, 2004, PSC Scanning, Inc. ("PSC") filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. On August 29, 2005, the parties entered into a settlement agreement which resolved all outstanding litigation between the parties. Key features of the settlement include a payment of $2.25 million in cash by PSC, discounts on certain products from PSC and a covenant not to sue each other under defined sets of patent rights for product configurations that were sold prior to March 16, 2005. The cash settlement of $2.25 million has been recorded as income during the third quarter of 2005 and is reflected in Other income (expenses) in our Condensed Consolidated Statement of Operations. The product discount arrangement within the settlement agreement will be recorded in our Condensed Consolidated Statement of Operations when realized through product purchases.

Symbol Technologies, Inc. v. Metrologic

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc. ("Symbol"), in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Symbol Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) 11 of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that eight of the products are not royalty bearing products under the Symbol Agreement but that three of the products are royalty bearing products.

On June 30, 2005, the parties had a hearing in front of the arbitrator with regard to determining the amount of any past royalties owed. In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest, the total of which is in excess of $12 million as of September 30, 2005. Symbol has filed a motion to enter the judgment with the U.S. Federal District Court in the Southern District of New York. The Company has filed its motion to vacate the arbitrator's award in the same court and both motions are currently pending. The Company believes that Symbol's claims for past royalties are wholly without merit and intends to vigorously defend against them; however, if Symbol were to receive a final award in excess of $12 million and such an award were not reversed by the courts it would have a material adverse impact on the Company.

 Symbol Technologies, Inc. v. Metrologic

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court in the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. It is Metrologic's view that its products do not infringe Symbol's patents. Metrologic will vigorously defend these new allegations of patent infringement. This case is in its early stages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). The cautionary statements which follow are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. While we believe that the assumptions underlying such forward looking information are reasonable based on present conditions, forward looking statements made by us involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those in our written or oral forward looking statements as a result of various factors, including, but not limited to, the following: (i) difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products when anticipated, failure of customers to accept these products when planned, any defects in products or a failure of manufacturing efficiencies to develop as planned; (ii) continued or increased competitive pressure which could result in reduced selling prices of products or increased sales and marketing promotion costs; (iii) reliance on third party resellers, distributors and OEMs which subject us to business failure risks of such parties, credit and collections exposure, and other business concentration risks; (iv) the future health of the United States and international economies and other economic factors that directly or indirectly affect the demand for our products; (v) foreign currency exchange rate fluctuations between the U.S. dollar and other major currencies including, but not limited to, the euro, Singapore dollar, Brazilian real, Chinese renminbi and British pound affecting our results of operations; (vi) changes from the expected gross margin percentage due to a number of factors including customer and product mix; (vii) the effects of and changes in trade, monetary and fiscal policies, laws, regulations and other activities of government, agencies and similar organizations, including, but not limited to trade restrictions or prohibitions, inflation, monetary fluctuations, import and other charges or taxes, nationalizations and unstable governments and regulations governing the manufacture of our products; (viii) continued or prolonged capacity constraints that may hinder our ability to deliver ordered products to customers; (ix) a prolonged disruption of scheduled deliveries from suppliers when alternative sources of supply are not available to satisfy our requirements for raw material and components; (x) technological changes in the data capture industry, including the adoption of vision-based technologies and RFID; (xi) the costs and potential outcomes of legal proceedings or assertions by or against us relating to intellectual property rights and licenses; (xii) our ability to successfully defend against challenges to our patents and our ability to develop products which avoid infringement of third parties' patents; (xiii) occurrences affecting the slope or speed of decline of the life cycle of our products, or affecting our ability to reduce product and other costs and to increase productivity;
(xiv) the potential impact of terrorism, international hostilities and possible natural disasters, and (xv) the effect of current and pending legislation on our effective annual tax rate.

All forward-looking statements included herein are based upon information presently available, and we assume no obligation to update any forward-looking statements.

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005 and 2004 are unaudited.

Metrologic Instruments, Inc. and its subsidiaries (collectively, "we", "us", "our" or the "Company") are experts in optical image capture and processing solutions. We utilize our expertise to design, manufacture and market sophisticated imaging and scanning solutions serving a variety of point-of-sale, commercial and industrial applications. Our solutions utilize a broad array of laser, holographic and imaging-based technologies designed to provide superior functionality and a compelling value proposition for our customers.

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

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and our product development activities. We have increased our direct sales efforts to further penetrate some of the largest retailers in the United States as well as focusing on the adoption of bar coding technology in the healthcare industry. During fiscal 2004 and the first nine months of 2005, we continued to see increased orders with new and existing key retail accounts which contributed to our quarter over quarter sales growth. Another key factor in achieving this sales growth is expanding our geographic reach by capitalizing on our presence throughout Asia and emerging markets in Central and Eastern Europe. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility which was completed in 2004 as well as the opening of new sales offices in these territories. During the first nine months of 2005, we added an office in Indonesia, Taiwan, India, Korea and a fifth sales office in China. Our plans are to open additional offices in the Asia/Pacific region as we continue to implement and build upon our "globally local" philosophy. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate markets that we have not previously served and gain market share in our existing markets. Furthermore, we currently have several promising new products in the pipeline. We continue to believe sales for 2005 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs. In addition, the expansion of our manufacturing facility in Suzhou, China nearly doubled the size of the existing China operations and more importantly, is providing cost efficiencies through lower direct labor costs as we continue to produce more of our products in this facility. During fiscal 2004, approximately 65.2% of our Data Capture and Collection products were manufactured in our Suzhou, China manufacturing facility.

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. As of September 30, 2005, we had cash and cash equivalents of approximately $72.2 million, total debt of approximately $19.8 million resulting in a net cash position of $52.4 million. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions and/or investments that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. On August 31, 2005, we entered into a cross-license agreement with Intermec IP Corp. The cross license agreement provides us full access to a number of portfolios of patented RFID technology, including RFID tags, fixed and portable readers, and fixed and portable printers. We anticipate that this program will allow us in the future to offer our customers a broad Auto-ID product portfolio from a single supplier, including RFID-enabled systems and devices. In September 2004, our acquisition of Omniplanar, Inc., which supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications broadened and strengthened our portfolio of decoding software to include robust omnidirectional decoding of linear, matrix and postal bar code images. Metrologic had licensed from Omniplanar the SwiftDecoder software since the year 2000 for use in our iQ(R) line of industrial vision-based products. We also make use of the software in other products as well. By acquiring this 2D imaging technology, we have been able to reduce our licensing costs for our current and future imaging-based products.

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

Industrial automation products are comprised of fixed position systems that are either laser- or imaging-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Optical Systems are comprised of advanced electro-optical systems including wavefront sensors, adaptive optics systems and custom instrumentation.

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.


                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                     2005       2004        2005       2004
                                     ----       ----        ----       ----
                                     (in thousdands)         (in thousands)

Data Capture and Collection      $  43,962  $  34,553     119,618     97,742
Industrial Automation/Optical
  Systems
     Industrial Automation           3,017      3,763      11,031     12,592
     Optical Systems                 7,026      5,840      18,811     14,512
                                  --------   --------     -------   --------
Total Industrial Automation/
   Optical Systems                  10,043      9,603      29,842     27,104
                                  --------   --------     -------   --------
Total Company                    $  54,005  $  44,156    $149,460  $ 124,846
                                  ========   ========     =======   ========

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. For the three and nine months ended September 30, 2005, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro, when compared to the comparable period in 2004.

The following table sets forth certain information as to our sales by geographic location:

                        Three Months Ended             Nine Months Ended
                          September 30,                  September 30,
                   ---------------------------    ----------------------------
                   2005     %      2004     %      2005     %      2004     %
                   ----            ----            ----            ----
($ in Thousands)

The Americas      27,686  51.3%   21,683  49.1%   73,452  49.2%   60,407  48.4%
EMEA              19,185  35.5%   16,160  36.6%   57,438  38.4%   49,474  39.6%
Asia/Pacific       7,134  13.2%    6,313  14.3%   18,570  12.4%   14,965  12.0%
                 -------------   -------------   -------------   -------------
  Total          $54,005 100.0%  $44,156 100.0% $149,460 100.0% $124,846 100.0%
                 =============   =============  ==============  ==============


Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Sales increased 22.3% to $54.0 million in the three months ended September 30, 2005 from $44.2 million in the three months ended September 30, 2004. Sales of our data capture and collection products increased by 27.2%, sales of industrial automation products decreased by 19.8% and sales of optical systems increased by 20.3%. Data capture and collection sales increased approximately $11.3 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. These factors were partially offset by a decrease of approximately $0.1 million resulting from the weakening of the euro against the U.S dollar and approximately $2.0 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector, primarily in the United States and Europe.

The decrease in industrial automation products sales is attributable to revenues under certain fixed price and other contracts during the third quarter of 2004 with no comparable amount in the third quarter of 2005. Our industrial automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business. The increase in optical systems sales in the third quarter of 2005 reflects an increase in customer funded research and development programs and the execution of contract backlog accumulated over the past few quarters.

Sales to "The Americas" region increased $6.0 million, or 27.7%, in the three months ended September 30, 2005 when compared to the comparable period in 2004. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and consistent growth with our key distributors and channel partners. EMEA sales increased $3.0 million, or 18.7%, in the three months ended September 30, 2005 when compared to the same period a year ago despite challenging macro-economic conditions. The increase in EMEA sales is attributable to increased unit volume offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers and continued growth with our channel partners. Asia/Pacific sales increased $0.8 million, or 13.0%, in the three months ended September 30, 2005 when compared with the comparable period in 2004. We continue to experience sizable growth in this region as a result of continued penetration into both new and existing key markets. In addition, our focused expansion of our customer base has yielded significant numbers of new customers across the region. No individual customer accounted for 10.0% or more of sales in the three months ended September 30, 2005 or 2004.

Cost of sales increased to $30.3 million in the three months ended September 30, 2005 from $24.1 million in the three months ended September 30, 2004. As a percentage of sales, cost of sales increased to 56.2% in 2005 from 54.6% in 2004. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

        o Increase in the contribution of our Optical Systems revenues to the total revenues.
        o Competitive pricing on direct sales to Tier I retailers in the United States and EMEA.
        o Less favorable product mix within our data capture and collection business segment from increased sales of our new product offerings and certain non-Metrologic manufactured products that have lower margins.
        o Higher freight costs to ensure timely delivery of products to our international locations.

        The factors mentioned above were partially offset by a decrease in direct material costs for selected products resulting from product redesigns and our engineering efforts to reduce bill of material costs.

Selling, general and administrative ("SG&A") expenses increased 3.9% to $11.4 million in the three months ended September 30, 2005 from $11.0 million for the three months ended September 30, 2004. As a percentage of sales, SG&A expenses decreased from 24.9% of sales in the three months ended September 30, 2004 to 21.2% of sales in the corresponding period in 2005. The increase in SG&A expenses was attributed to increased variable selling expenses associated with the higher sales volume in 2005, an increase in personnel costs resulting from our increase in infrastructure needed to support the increased sales volume during 2005 and beyond, partially offset by lower legal fees.

R&D expenses increased 29.1% to $2.4 million in the three months ended September 30, 2005 from $1.8 million in the corresponding period in 2004; as a percent of sales, R&D expenses increased slightly to 4.4% of sales from 4.1% of sales. In absolute dollars, the increase in R&D expenses, which consists mainly of higher salaries and related fringe benefits, professional fees and R&D material costs, was the result of ongoing new product development efforts.

Net interest income/expense reflects net interest income of $0.1 million for the three months ended September 30, 2005 and 2004, respectively.

Other income/expense reflects net other income of $2.0 million for the three months ended September 30, 2005 compared with net other income of $0.2 million for the comparable period in 2004. The change can be attributed to the PSC litigation settlement pursuant to which we received $2.25 million during the third quarter of 2005, offset by $0.5 million of higher net foreign exchange losses in 2005 when compared with the comparable period in 2004 as a result of volatility in exchange rates (primarily the euro).

Net income was $7.7 million, or $0.33 per diluted share for the three months ended September 30, 2005 compared with net income of $4.7 million or $0.20 per diluted share in 2004. Net income reflects a 36% effective tax rate for 2005 as compared with an effective tax rate of 38% in 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Sales increased 19.7% to $149.5 million in the nine months ended September 30, 2005 from $124.8 million in the nine months ended September 30, 2004. Sales of our data capture and collection products increased by 22.4%, sales of industrial automation products decreased by 12.4% and sales of optical systems increased by 29.6%. Approximately $1.8 million of the increase in the data capture and collection sales resulted from the strengthening of the euro against the U.S. dollar. Data capture and collection sales increased approximately $27.6 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. These factors were partially offset by a decrease of approximately $7.3 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector, primarily in the United States and Europe.

The decrease in industrial automation products sales is attributable to the following factors: (1) a contract with a major airline customer for bar code scanning equipment and installation services in the nine months ended September 30, 2004 with no comparable amount in 2005, (2) winding down of certain fixed price and other contracts during the nine months ended September 30, 2005 and
(3) the loss of certain projects on which we had been working. Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business. The increase in optical systems sales in 2005 reflects an increase in customer funded research and development programs and the execution of contract backlog accumulated over the recent quarters.

Sales to "The Americas" region increased $13.0 million, or 21.6%, in 2005 when compared to the comparable period in 2004. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and consistent growth with our key distributors and channel partners. EMEA sales increased $8.0 million, or 16.1%, in 2005 when compared to the same period a year ago despite weaker market conditions. The increase in EMEA sales is attributable to increased unit volume and the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers and continued growth with our channel partners. Asia/Pacific sales increased $3.6 million, or 24.1%, in 2005 when compared with the comparable period in 2004. We continue to experience sizable growth in this region as a result of continued penetration into both new and existing key markets. In addition, our focused expansion of our customer base has yielded significant numbers of new customers across the region. During the nine month period ended September 30, 2005, we added offices in Indonesia, Korea, Taiwan and a fifth sales office in China, partly contributing to the sales growth in this region. No individual customer accounted for 10.0% or more of sales in the nine months ended September 30, 2005 or 2004.

Cost of sales increased to $84.1 million in the nine months ended September 30, 2005 from $66.9 million in the nine months ended September 30, 2004. As a percentage of sales, cost of sales increased to 56.3% in 2005 from 53.6% in 2004. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

        o Increase in the contribution of our Optical Systems revenues to the total revenues.
        o Completion of certain lower fixed price contracts in the nine months ended September 30, 2005 within our Industrial Automation business, as well as an unsustainable mix attributed to a contract with a major airline customer that resulted in a favorable impact for the nine months ended September 30, 2004 when compared to the same period in 2005.
        o Competitive pricing on direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix within our data capture and collection business segment from increased sales of our new product offerings that have lower margins.
        o Higher freight costs to ensure timely delivery of products to our international locations.

     The factors mentioned above were partially offset by the following key factors:

        o The strengthening of the euro against the U.S. dollar, as discussed above, net of the effect of decreases in average selling prices.
        o A decrease in direct material costs for selected products resulting from product redesigns and our engineering efforts to reduce bill of material costs.

Selling, general and administrative ("SG&A") expenses increased 18.6% to $35.0 million in the nine months ended September 30, 2005 from $29.5 million for the nine months ended September 30, 2004. As a percentage of sales, SG&A expenses decreased from 23.6% of sales in the nine months ended September 30, 2004 to 23.4% of sales in the corresponding period in 2005. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2005, the strengthening of the euro against the U.S. dollar on euro denominated expenses, increased legal fees associated with ongoing litigation matters, and an increase in personnel costs resulting from our increase in infrastructure needed to support the increased sales volume during 2005 and beyond.

R&D expenses increased 15.0% to $6.5 million in the nine months ended September 30, 2005 from $5.7 million in the corresponding period in 2004; as a percent of sales, R&D expenses decreased slightly to 4.4% of sales from 4.5% of sales. The decrease in R&D expenses as a percent of sales can be attributed to more engineers within our Optical Systems/Industrial Automation business segment working specifically on customer funded research programs during 2005. Costs of the engineers working on such programs are charged to costs of sales for the time spent on the programs. These costs were partially offset by higher R&D expenses within our data capture and collection business segment as the result of ongoing new product development efforts.

Net interest income/expense reflects net interest income of $0.3 million for the nine months ended September 30, 2005 compared with net interest income of $0.1 million for the comparable period in 2004. The increase can be attributed to higher interest income due to higher cash and cash equivalent balances, partially offset by higher interest expense and related borrowings outstanding under our European credit facilities in 2005.

Other income/expense reflects net other income of $1.3 million for the nine months ended September 30, 2005 compared with net other expense of $0.4 million for the comparable period in 2004. The change can be attributed primarily to the PSC litigation settlement pursuant to which we received $2.25 million in 2005, offset by $0.8 million of higher net foreign exchange losses in 2005 when compared with the comparable period in 2004 as a result of volatility in exchange rates (primarily the euro).

Net income was $16.3 million, or $0.70 per diluted share for the nine months ended September 30, 2005 compared with net income of $14.0 million or $0.61 per diluted share in 2004. Net income reflects a 36% effective tax rate for 2005 as compared with an effective tax rate of 38% in 2004.

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by decreases in seasonal demand from European customers in our third quarter. In addition, our first quarter is also impacted by factors, such as: (i) the establishment of new customer budgets, (ii) the expiration of legislative calendar-year programs and
(iii) start-up investment of pilot efforts. Finally, we have historically experienced our strongest quarter during the fourth quarter of the fiscal year, representing approximately 30% of our consolidated annual revenues.

Liquidity and Capital Resources

Operating activities

Net cash provided from operations was $8.5 million and $13.9 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities for the nine months ended September 30, 2005 can be attributed primarily to net income of $16.3 million and depreciation and amortization of $5.1 million, offset by increases in accounts and other receivables of approximately $12.0 million.

Our working capital increased $14.3 million or 17.2% to $97.6 million as of September 30, 2005 from $83.3 million as of December 31, 2004. The key component of the increase in working capital was an increase in accounts receivable of $8.4 million as a result of higher sales levels as well as timing of certain contracts in our optical systems business, offset by an increase in our current portion of debt of $3.5 million due to increased borrowings by our foreign subsidiaries and the transfer from long-term debt of the Omniplanar scheduled note payment due in March 2006 (See "Outstanding debt and financing arrangements" below).

Investing activities

Cash used in investing activities was $6.4 million for the nine months ended September 30, 2005 as compared to $19.8 million for the comparable period in 2004. The decrease in cash used in investing activities is primarily due to (i) a decrease of $9.1 million for the acquisition of Omniplanar, Inc. in September 2004 (See Note 7 "Acquisitions") and (ii) a decrease in purchases of minority interest in subsidiaries of $3.8 million this year, as compared to the prior year (See "Acquisition of Minority Interests" below for additional information).

Financing activities

Cash provided by financing activities was $4.0 million for the nine months ended September 30, 2005 as compared to $2.0 million for the comparable period in 2004. Cash provided by financing activities for the nine months ended September 30, 2005 consists primarily of (i) $1.5 million of proceeds from the exercise of stock options and employee stock purchase plan and (ii) net borrowings on outstanding lines of credit of $4.3 million, offset by (iii) net principal payments of $1.7 million on outstanding notes payable.

Outstanding debt and financing arrangements

In connection with the acquisition of Omniplanar, the Purchase Agreement set forth a schedule of payments over 18 months. We paid $9.1 million at closing, $0.7 in March 2005, $1.3 million in September 2005 and will pay an additional $2.0 million in March 2006. During the quarter ended September 30, 2005, the Company entered into a Cross-License Agreement with Intermec IP Corp., which includes a license origination fee of $0.8 million.

Some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale, La Caixa and HSBC Bank. Outstanding borrowings under the working capital agreement with HypoVereinsbank, Dresdner and HSBC have been guaranteed by Metrologic Instruments, Inc., the parent company. These agreements provide the Company with availability of up to $13.6 million, using September 30, 2005 exchange rates, at interest rates ranging from 3.1% to 6.5%. In addition, our subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to 0.6 million real or $0.3 million, using September 30, 2005 exchange rates. At September 30, 2005, $10.8 million was outstanding under such agreements and accordingly is included in lines of credit in our Condensed Consolidated Balance Sheet.

During the quarter ended September 30, 2005, approximately $6.0 million of the European credit line was converted to a short term note payable agreement maturing November 2005 at an interest rate of 3.6%. In addition, one of our Asia Pacific subsidiaries has short-term note payable agreements at interest rates of 4.75% with maturity dates expiring before December 31, 2005. At September 30, 2005, $6.3 million was outstanding under such agreements and accordingly is included in current portion of notes payable in our Condensed Consolidated Balance Sheet

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding nine months, which partially hedge sales to our German subsidiary and (ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar. No derivative instruments were outstanding at September 30, 2005.

Acquisition of Minority Interests

Our original 51.0% interest in Metrologic Eria Iberica contained an option for us to purchase the remaining 49.0% interest. In 2003, we agreed to purchase the 49.0% of Metrologic Eria Iberica that we did not own for approximately 5.9 million euros. Purchase of the shares is being made over three years and commenced in August 2003. As of September 30, 2005, we had purchased an additional 41.6%, of which 7.8% was purchased during the third quarter of 2005 for approximately 0.9 million euros, or $1.1million, at the exchange rate on September 30, 2005.

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


In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company is in the process of finalizing a study of the potential repatriation and reinvestment opportunities. Currently, management expects to execute a dividend reinvestment plan and repatriate up to $8 million of foreign earnings during the quarter ended December 31, 2005. A preliminary assessment indicates that this will provide an income tax benefit up to $1.0 million, as deferred taxes have been provided on a portion of these earnings in prior years. In addition to the amounts above, the Company may repatriate additional foreign earnings; however, this is contingent upon the outcome of certain regulatory approvals. As such, these amounts have not been factored into the estimates above. The Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act in the financial statements for the periods ended September 30, 2005.


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

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on its consolidated financial position, consolidated results of operations or liquidity.

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

Item 4- Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


A.       Symbol Technologies, Inc. et al. v. the Lemelson Partnership

On July 21, 1999, we and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit which was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the U.S. District Court in Las Vegas, Nevada, requested a declaratory judgment that certain patents owned by the Lemelson Partnership were not infringed, invalid and/or unenforceable for a variety of reasons. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. In September 2005, the Court of Appeals for the Federal Circuit upheld the trial court's ruling and the Lemelson Partnership has filed a request for a rehearing with the Court of Appeals for the Federal Circuit with the full court.

B. Metrologic v. PSC Inc. and PSC Scanning, Inc. v. Metrologic

On October 13, 1999, we filed suit for patent infringement against PSC Inc. in the U.S. District Court for the District of New Jersey. On May 17, 2004, PSC Scanning, Inc. ("PSC") filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. On August 29, 2005, the parties entered into a settlement agreement which resolved all outstanding litigation between the parties. Key features of the settlement include a payment of $2.25 million in cash by PSC, discounts on certain products from PSC and a covenant not to sue each other under defined sets of patent rights for product configurations that were sold prior to March 16, 2005. The cash settlement of $2.25 million has been recorded as income during the third quarter of 2005 and is reflected in Other income (expenses) in our Condensed Consolidated Statement of Operations. The product discount arrangement within the settlement agreement will be recorded in our Condensed Consolidated Statement of Operations when realized through product purchases.

C.       Symbol Technologies, Inc. v. Metrologic

On June 30, 2005 the parties had a hearing in front of the arbitrator with regard to determining the amount of any past royalties owed. In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest, the total of which is in excess of $12 million as of September 30, 2005. Symbol has filed a motion to enter the judgment with the U.S. Federal District Court in the Southern District of New York. The Company has filed its motion to vacate the arbitrator's award in the same court and both motions are currently pending. The Company believes that Symbol's claims for past royalties are wholly without merit and intends to vigorously defend against them; however, if Symbol were to receive a final award in excess of $12 million and such an award were not reversed by the courts it would have a material adverse impact on the Company.

D.        Symbol Technologies, Inc. v. Metrologic

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court in the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. Metrologic stands firm, in its belief, that its products do not infringe Symbol's patents. Metrologic will vigorously defend these new allegations of patent infringement. This case is in its early stages.

Item 6.  Exhibits


                  10.1    Compensatory Arrangements with Board Committees

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



                                   METROLOGIC INSTRUMENTS, INC.



Date: November 8, 2005             By:/s/ Benny A. Noens
      -----------------            ----------------------------------------
                                   Benny A. Noens
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)





Date: November 8, 2005             By:/s/ Kevin J. Bratton
      -----------------            -----------------------------------------
                                   Kevin J. Bratton
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index                                                       Page Number


10.1     Compensatory Arrangements with Board Committees                29

31.1     Certification by Chief Executive Officer pursuant to
         Rule 13a-14(a) and 15d-14(a) of the Securities Act of 1934.    30

31.2     Certification by Chief Financial Officer pursuant to
         Rule 13a-14(a) and 15d-14(a) of the Securities Act of 1934.    31

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Executive Officer of
         the Company.                                                   32

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer of
         the Company.                                                   33

Exhibit 10.1

                Compensatory Arrangements with Board Committees

On October 3, 2005, the Registrant approved several changes to the compensation payable to non-employee members of the Board of Directors for their service on the committees of the Board. These changes, which are described below, are effective as of July 1, 2005.

Committee members will receive (i) $1,500 per committee meeting, whether attended in person or via telephone (increased from $1,000 per in-person meeting and $500 for attendance via telephone), (ii) $500 for subsequent committee meetings on the same day, (iii) $5,000 to chair a committee (increased from $2,500) and (iv) $1,500 for any day where a substantial portion of the day was spent on committee-related tasks.

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



                               By: /s/ Benny A Noens
                               ------------------------------------------------
                               Name:  Benny A. Noens
                               Title:     Chief Executive Officer and President

Date: November 8, 2005

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

                                           By: /s/ Kevin J. Bratton
                                           ----------------------------------
                                           Name:  Kevin J. Bratton
                                           Title:     Chief Financial Officer

Date: November 8, 2005

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Report of Metrologic Instruments, Inc.
(the "Company") on Form 10-Q for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny A. Noens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Benny A. Noens
------------------------------------

Benny A. Noens
Chief Executive Officer
November 8, 2005





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

A signed original of this written statement required by 18 U.S. C. Section 1350 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Report of Metrologic Instruments, Inc.
(the "Company") on Form 10-Q for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Kevin J. Bratton
------------------------------------

Kevin J. Bratton
Chief Financial Officer
November 8, 2005





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

A signed original of this written statement required by 18 U.S. C. Section 1350 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.