Form 10-K
period 2005-12-31
METROLOGIC INSTRUMENTS INC
filed 2006-03-15
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                                  Annual Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


   For the fiscal year ended December 31, 2005 Commission file number 0-24712


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

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12B-2 of the Exchange Act (Check one):

Large accelerated filer [  ]  Accelerated filer [ X ] Non-accelerated filer [ ]

         Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).      Yes [   ]   No [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $150,413,000 calculated by excluding all shares held by executive officers, directors and 5% stockholders of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

As of March 1, 2006 there were 22,367,338 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the following documents are incorporated by reference:

Part III - The Registrant's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year.

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

The majority of our sales are derived from products that scan and decode bar codes. We believe that over half of our installed base of scanners are in use in retail environments. In addition, we design and manufacture sophisticated advanced optical systems for government and commercial customers. We believe we have been able to increase our market share in our bar code scanner markets by offering products with superior performance and features at price points that are very competitive with the products offered by others and by providing superior customer service.

Our business is divided into two major segments: (a) Data Capture & Collection and (b) Industrial Automation & Optical Systems.

         Data Capture & Collection
         -------------------------
         Our Data Capture & Collection products include, but are not limited to, bar code scanners, OEM bar code reading engines and portable data collection devices. Bar code scanners are typically either handheld scanners or fixed projection scanners. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers. OEM bar code reading engines are scanning modules for use in a variety of devices and machines like mobile computing devices, PDAs, kiosks, and lottery terminals. Portable data collection devices are rugged handheld computers which typically employ a bar code reader and are used in data management applications such as supply chain inventory and price lookup.

         Industrial Automation/Optical Systems
         -------------------------------------
         Industrial Automation systems are comprised of fixed position readers that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Optical Systems are comprised of advanced electro-optical systems including wavefront sensors, adaptive optics systems and custom instrumentation.

For additional information concerning our business segments, please refer to
Note 12, Financial Reporting For Business Segments and Geographical Information, to our Consolidated Financial Statements.

Since 2001, we have increased sales, cash flow from operations and net income. We have accomplished this primarily by applying our engineering expertise to develop innovative products that have expanded our market opportunities and by focusing on cost reduction to maintain a competitive advantage. Our commitment to cost reduction has enabled us to focus on offering products with leading technology at competitive prices. Additionally, we have decreased our overall direct manufacturing costs as a percentage of sales from 60.3% in 2000 to 56.8% in 2005. This was accomplished despite increasing sales to Tier 1 retailers with aggressive pricing as well as higher contribution from our lower profitable products and our optical systems business.

We were founded over 37 years ago in 1968 by C. Harry Knowles, Chairman and former Chief Executive Officer as a New Jersey Corporation. We are a vertically integrated manufacturer, producing most of our own optics, coatings and components in our manufacturing and design facilities in the United States and China. We have developed a broad portfolio of intellectual property that includes over 365 patents that we aggressively protect. We employ a direct sales force and have a broad network of distributors and value added resellers, or VARs, to serve our worldwide customers through offices in 18 countries.

Our Markets

Market Background

Automatic Identification and Data Capture, or AIDC, is the identification and direct collection of data into a microprocessor-controlled device, such as a computer system, without the use of a manual input device, such as a keyboard. AIDC technologies accelerate the speed at which information is collected and processed and eliminate errors associated with the collection of that information. AIDC covers a compilation of technologies and services, including bar code technologies, vision systems, radio frequency identification (RFID), optical character recognition (OCR), biometrics and card-based technologies.

The largest segment of the AIDC industry is bar code related technology. In the late 1960s, a concerted effort was undertaken to standardize and automate point-of-sale transactions. In 1973, the grocery industry selected the Universal Product Code, or UPC, as the industry standard. Today, there are a variety of bar code formats, or symbologies, that are used in many applications and industries. Bar codes are critical elements in conducting business in today's global economy because of their ability to accelerate the flow of information with accuracy.

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

Bar Code Scanners
Bar code scanners are typically either handheld scanners or fixed projection scanners that are either laser-or vision-based. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers. The market for these products is typically served by manufacturers like us, distributors or VARs, depending upon the preference and needs of the end user. We believe that buying decisions by end users are typically based first upon functionality and price, then reliability and service. The sale of data capture & collection products and service accounted for $169.7 million or 80.7% of our revenues in 2005.

Industrial Automation Products
Industrial scanning and dimensioning products are comprised of fixed position systems that are either laser- or vision-based. These systems range from simple, one-scanner solutions to complex, integrated systems incorporating multi-scanner, image capture and dimensioning technologies. Industrial scanning and dimensioning systems are sophisticated unattended solutions utilized by the postal handling, transportation and logistics, retail distribution and automotive industries in high-speed conveying applications. We believe end users purchase these systems based first upon functionality and performance, then reliability, service and price. Included in Industrial Automation sales are revenues from Omniplanar, our software company that was acquired in September 2004 specializing in bar code recognition and decoding software serving various markets including Bar Code scanning hardware manufacturers, postal and document processing. The sale of industrial automation products and service accounted for $14.0 million or 6.6% of our revenues in 2005.

Optical Systems
Optical systems are highly customized, sophisticated, electro-optical systems used in government and commercial applications. Competitors in these markets include government contractors and specialty research and manufacturing companies in the commercial market. We believe contracts are awarded based principally on capability and cost effectiveness. The sale of optical systems accounted for $26.7 million or 12.7% of our revenues in 2005.

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

Approximately one out of seven of our employees are employed in an engineering capacity, including our engineering team in Suzhou, China. We believe our engineering expertise and ability to innovate enable us to provide and market a broad range of superior bar code scanners and industrial automation solutions. Additionally, we are focused on applying our innovative technologies to production automation and cost reduction initiatives and to the development of new solutions designed to expand our addressable markets.

Advanced Optical and Advanced Imaging Capabilities

We possess significant expertise in advanced optical and advanced imaging systems for customized, high performance commercial and government applications. Much of the core technology that we develop for these applications is funded through government research and development programs. We believe that these capabilities or this expertise provides us with an advantage relative to our competitors in new product development.

Intellectual Property Portfolio

Over the past five years, we have more than tripled our patent portfolio to over 365 issued patents, and we currently have 195 additional new patent applications pending. We will continue to invest in patent applications and aggressively protect our patent position from competitors who we believe infringe our patents.

Multiple Distribution Channels Worldwide

We sell our products worldwide through direct sales offices located in 18 countries around the world. We primarily sell our products through a growing network of distributors and VARs. Our use of multiple distribution channels worldwide allows us to expand our market presence and ultimately provide our products to more end users. Our direct sales force concentrates on large retail and OEM accounts in North America and, more recently, Europe and Asia.

Vertically Integrated Low-Cost Manufacturing

We have two primary manufacturing facilities for our bar code scanning products, one in Blackwood, New Jersey and one in Suzhou, China. While we outsource some of our component requirements, we believe our ability to manufacture many key components of our products has led to increased quality and lower manufacturing costs, enabling us to be more competitive. The vertical integration of our manufacturing operations also aids in new product development and enables a more rapid response to our end users' application specific needs.

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

Increase Our Share of Existing Markets through New Products and Expanded Sales Efforts

We continually invest in developing new and improved products to meet the changing needs of our existing customers. We have concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States and Europe. We have also expanded our international network of distributors and VARs, and our relationships with OEMs. To better serve our customers and distribution partners, we have increased our investments in support and service capabilities, enhanced product availability and reliability, and increased our custom product design and manufacturing capabilities.

Enter New Markets

A significant portion of our product development activities is focused on the introduction of bar code scanners to address markets that we have not previously served. For example, since 2000, we have introduced 19 new products. We believe that our combination of high quality products and a dedication to personal service and support at competitive price points will enable us to successfully continue to enter and compete in these markets.

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

Selectively Pursue Strategic Acquisitions

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and their evolving needs. For example, our acquisition of Adaptive Optics Associates, or AOA, in 2001 enhanced our technical and engineering capabilities in industrial and image acquisition applications. Our 2004 acquisition of Omniplanar broadened and strengthened our portfolio of decoding software to include robust omnidirectional decoding of linear, matrix and postal bar code images.

Our Products

Our products include laser-or vision-based bar code scanners, industrial automation products, intelligent image processing software and advanced optical systems. Sold primarily to distributors, VARs, OEMs and directly to end users in various industries worldwide, our products are generally used as part of an integrated system and are connected to a host device, such as a personal computer or electronic point-of-sale equipment. Our products can be classified into one of the following four categories:

  o   Data Capture and Collection Products;

  o Industrial Automation readers including High Speed Vision and Scanning Systems;

  o   Intelligent image processing software; and

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


----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------
Eclipse        Entry level laser
               Shorter scan range
---------------------------------------------------

Voyager        Value-priced, high-end laser
               Long scan range
               Automatic trigger for
                presentation scanning
                                                      Retail point-of-sale
VoyagerCG      Voyager with CodeGate switch           Inventory management
VoyagerPDF     Voyager with two-dimensional           Library checkout
                symbol reading                        Hospital patient
VoyagerBT      Voyager with Bluetooth wireless          identification
                communication                         Document processing
---------------------------------------------------

 Focus         Handheld area (matrix) imager
               High-resolution CMOS technology
               Reads 1D, 2D stacked and 2D matrix
                symbologies
               Picture-taking capabilities

Focus BT       Focus with Bluetooth wireless
                communication
----------------------------------------------------------------------------

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

----------------------------------------------------------------------------
Products       Key Features/Benefits                  Selected Applications
----------------------------------------------------------------------------

Fusion         Separate scanner and stand for
                portability
               Fully adjustable stand
               Omnidirectional w/selectable
                single-line menu mode
--------------------------------------------------
                                                       Convenience stores
QuantumT       Omnidirectional w/selectable            Pharmacy
                single-line menu mode                  Hardware stores
               Protective Rubber surround              Airline ticketing
               Small size                              Apparel and speciality
                                                         retail
--------------------------------------------------
Orbit          Contoured, hand-supportable
                industrial design
               Unique one-piece tilting scan head
----------------------------------------------------------------------------

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

-----------------------------------------------------------------------------
Products         Key Features/Benefits                Selected Applications
-----------------------------------------------------------------------------
 ArgusScan       Four-position mounting stand
(Vertical        Small footprint
  scanner)
--------------------------------------------------
InVista         Large scan area
(Vertical       User-replaceable window
  scanner)      Built-in Electronic Article
                 Surveillance antenna

--------------------------------------------------
Horizon         User-replaceable window                   Grocery
(single line    Scratch-resistant window options          Mass merchandisers
 in-counter     Built-in Electronic Artic                 Liquor stores
 scanner)        Surveillance antenna                     ATM/self-service
                                                          Gated entry
--------------------------------------------------
StratosS        Compact 5-sided scanning
 (Bi-optic      Integrated weigh scale option
   in-counter   Parallel scanning systems
   scanner)      for speed & uptime
--------------------------------------------------
Stratos         Full size 6-sided scanning
(Bi-optic       Integrated weigh scale option
  in-counter    Parallel scanning system for speed
  scanner)       & uptime
                10-minute filed repair
                Visual diagnostic indicator
-----------------------------------------------------------------------------

Portable Data Collection Terminals
Our portable data collection terminals are battery-powered handheld devices incorporating a scanning module, a keypad, application software program(s), memory and optional radio communications. Portable data collection terminals are particularly useful in applications that require mobile data management.

-----------------------------------------------------------------------------
Products         Key Features/Benefits                Selected Applications
-----------------------------------------------------------------------------
ScanPal 2        Economical
                 Long battery life
                 Alkaline or rechargeable              Inventory management
                  battery options                      Price lookup
                 Laser or linear imger options         Bridal Registry

--------------------------------------------------
OptimusS        Compact, mobile phone-like design
                Long-life Li-Ion battery
                Integrated laser scanner
                Optional Bluetooth real-time
                 communication
-----------------------------------------------------------------------------

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


-----------------------------------------------------------------------------
Products          Key Features/Benefits               Selected Applications
-----------------------------------------------------------------------------
ScanQuest         Completely sealed module for
(linear engine)    easy handling
                  Decoded and non-decoded models
                  Tight beam control for
                   austomated applications
--------------------------------------------------
QuantumE         Visual and audible Scan Range
(omni-            optimization                        Portable scanning devices
 directional)    Programmable single-line option      Reverse vending
                 Completely sealed module for         Mass storage devices
                  easy handling                       Medical instrumentation
                 Simple remote configuration          Interactive kiosks
                 Superior up close scanning for
                  self-service devices

--------------------------------------------------
IS220            Specially-designed scan pattern for
(omni-            maximum performance on orthogonally
 directional      presented barcodes
 engine)
                 Dual optics benches for wide scan
                  field

                 Parallel processing for increased
                  read rates
-----------------------------------------------------------------------------

Industrial Automation Products
Our line of laser- and vision-based industrial products and scanning systems are branded and marketed under the AOA name. Laser-based systems are typically chosen for their lower cost and their ability to read one-dimensional bar codes. We believe that vision-based technology is rapidly becoming the predominant system sought by companies in many industries including transportation and logistics, manufacturing, and parcel and postal handling. Vision-based systems offer greater functionality than traditional laser scanning devices including increased bar code read rates, two-dimensional bar code decoding, image capture and OCR capability.


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

Research and Product Development

Our engineers primarily develop new products, derivations of existing products and improvements to our products' reliability, ergonomics and performance. Approximately 25% of our engineers are located in Suzhou, China. Approximately 41% of our engineers are located in Cambridge, Massachusetts at our AOA facility.

Substantially all of our products are developed internally by our engineering development programs. During 2003, 2004 and 2005 we incurred expenses of approximately $6.8 million, $7.5 million and $8.5 million, respectively, on research and development. We also participate in government and customer funded research programs.

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

Our industrial automation products, along with many of our newer products, are manufactured in our Blackwood, New Jersey facility, which is ISO 9001 certified and our AOA facility. ISO 9001 is a system of management standards promulgated by the International Organization of Standardization that sets forth what a company must do to manage processes affecting quality. We manufacture a majority of our handheld products, which are lower cost, higher volume products, in our ISO 9001 certified China facility. We intend to increasingly add manufacturing of other low-cost, high volume products to Suzhou, China to take advantage of lower costs. During 2004, the expansion of our manufacturing facility in Suzhou, China was completed. This expansion nearly doubled the capacity of our China operations.

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

Sales and Marketing

We market our products and services on a global basis direct to end users and OEMs and through a network of distributors and VARs. We have offices in 18 countries and through these sell our products worldwide.

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

Customers and End Users

Our customers and end users within the bar code scanner hardware market include department stores, video rental chains, supermarkets, convenience store chains, hospitality settings, theatres, hospitals, pharmacies, banks and libraries among others. Within our industrial automation market our customers and end users include package handlers, worldwide transportation and logistics companies, postal agencies, automotive manufacturers, computer manufacturers, large industrial prime contractors, airlines and pharmaceutical manufacturers. In our advanced optical systems market our customers include governmental contractors, specialty research agencies and manufacturing companies.

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

As of December 31, 2005, we had approximately $24.1 million in backlog orders of which $13.5 million is attributable to AOA contracts. All but $0.3 million of such backlog orders are anticipated to be filled prior to December 31, 2006. As of December 31, 2004, we had approximately $19.3 million in backlog orders, of which approximately $11.5 million was attributable to AOA contracts. All backlog orders as of December 31, 2004 were completed by December 31, 2005.

Competition

Our industry is highly competitive. Our bar code scanners, including handheld scanners and fixed projection scanners, compete primarily with those produced by U.S. manufacturers Hand Held Products, Inc. (a Welch Allyn affiliate), Intermec Inc., NCR Corporation, PSC Inc. (a division of Datalogic), and Symbol Technologies, Inc.; European manufacturer Datalogic S.p.A.; and Asian manufacturers Densei, Fujitsu Limited, Nippondenso ID System and Opticon, Inc. Our industrial scanners primarily compete with those produced by U.S. manufacturers Accu-Sort Systems, Inc., Microscan Systems, Inc.; and European manufacturers Datalogic S.p.A., Sick AG and Opticon, Inc. and Tohken Co., Ltd. in Asia. We compete primarily on the basis of service, product performance, technological innovation, and price. While many of our competitors are larger and have greater financial, technical, marketing and other resources than we do, we believe that we compete successfully by focusing on our core markets and offering quality, performance products with a low total cost of ownership.

Intellectual Property

We file domestic and foreign patent applications to protect our technological position and new product development. As of March 1, 2006, we owned 306 U.S. patents, which expire between 2006 and 2022, and 61 foreign patents, which expire between 2005 and 2019. In addition, we have 195 patent applications currently on file with the U.S. Patent and Trademark Office and foreign patent offices with respect to certain products and improvements we have developed. We own numerous United States and foreign trademark registrations. We intend to continue to file applications for United States and foreign patents and trademarks. Although we believe that our patents provide a competitive advantage, we also rely upon our proprietary know-how, innovative skills, technical competence and marketing abilities.

Government Regulations

Both we and our products are subject to regulation by various agencies both in the United States and in the countries in which our products are sold. In the United States, various federal agencies including the Food & Drug Administration's Center for Devices and Radiological Health, Federal Communications Commission, the Occupational Safety and Health Administration and various state and municipal government agencies, have promulgated regulations concerning laser safety and radio emissions standards. In Canada, laser safety is regulated by Industry Canada. We also submit our products for safety certification throughout the world by recognized testing laboratories such as the Underwriters Laboratories, Inc. and the Canadian Standards Association. The European countries in which our products are sold also have standards concerning electrical and laser safety, electromagnetic compatibility and emissions, and environmental concerns.

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

Employees

As of March 1, 2006, we had approximately 1,400 full-time employees worldwide. None of our employees currently are represented by a labor union. However, under Chinese law, if we have over 200 employees in China, these employees will be required to be represented by a union. We expect that in the future our employees in Suzhou, China may be represented by a union in accordance with Chinese law. Management believes that its relationships with its employees are good.

Financial Information about Geographic and Business Segment

We operate both domestically and internationally in two distinct business segments. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 31, 2005, and total long-lived assets as of December 31, 2005, December 31, 2004 and December 31, 2003, is provided in Note 12 to the Consolidated Financial Statements. See Item 1A below for risk factors attendant to our foreign operations.

Available Information

Our website address is www.metrologic.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investor Relations page of our website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission. Information contained on our website is not a part of this report.

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

Item 1A.  Risk Factors

Any statements we make in our filings with the Securities and Exchange Commission, including this filing, that are not statements of historical fact are forward-looking statements. These statements include, without limitation, those relating to anticipated product plans, litigation matters, currency effects, profitability, and other commitments or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, but are not limited to, the following:

If our customers do not continue to accept and demand bar code scanner technologies, the number of our customers and revenues would substantially decrease.

Because our core business focuses on bar code scanner technologies, our success depends on the continued acceptance of and demand for bar code systems. Demand for our products could decline if businesses and organizations adopt alternative technologies, such as radio frequency identification, or RFID, or otherwise reduce their use of bar code scanners. The acceptance of and the demand for bar code scanner technologies may not continue or grow and if the market fails to develop as we anticipate, our business, financial condition and results of operations could suffer.

Prolonged economic weakness in the information technology market may decrease our revenues and margins.

The market for our products and services depends on economic conditions affecting the broader information technology market. Prolonged weakness in this market has caused in the past, and may cause in the future, customers to reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing us to realize lower revenues and operating margins. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses have and may continue to curtail or suspend capital spending on information technology. These factors may cause our revenues and operating margins to decline.

Our products are subject to government regulations and noncompliance with those regulations could have a material adverse effect on our results of operations and financial condition.

Our products are subject to regulations by federal, state and local agencies in the United States and agencies in certain foreign countries where our products are manufactured or sold. There can be no assurance of continued compliance if these regulations were to change. Regulatory changes may require us to make modifications to certain of those products in order for us to continue to be able to manufacture and market our products. Noncompliance with respect to these regulations, or delays resulting from modifications in order to come into compliance, could have a material adverse effect on our results of operations and financial condition.

Our research and development efforts may not be successful, which could negatively affect our business, results of operations and financial condition.

Our customers demand innovative solutions and we must therefore be very active in the research and development of new products and technologies. Our research and development efforts require us to spend significant funds and may not lead to the successful introduction of new or improved products. We may encounter delays or problems in connection with our research and development efforts. New products often take longer to develop, have fewer features than originally considered desirable and may have higher costs than initially estimated. There may be delays in starting volume production of new products and new products may not be commercially successful. Products under development are often announced before introduction and these announcements may cause customers to delay purchases of existing products until the new or improved versions of those products are available. Delays or deficiencies in development, manufacturing, delivery of or demand for new products or higher costs could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to compete successfully against our current or future competitors, we could lose many of our customers and our revenues would decrease.

We face significant competition in developing and selling our products. Some of our competitors have substantially greater marketing, financial, development and personnel resources than we do. Increased competition from manufacturers of products may result in price reductions, lower gross margins and loss of customer support. If any technology that competes with ours becomes more reliable, better performing, less expensive or has other advantages over our technology, then the demand for our products could decrease, which could have a material adverse effect on our financial condition and results of operations.

If we cannot offset the decrease in the average selling prices of our products, our financial condition could be adversely affected.

The average selling price of our products usually decreases over the life of the product. To lessen the effect of price decreases, we attempt to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features. If cost reductions, product enhancements and new product introductions do not occur in a timely manner or are not accepted in the marketplace, our results of operations and financial condition could be negatively affected.

Our inability to adequately protect our intellectual property would have a material adverse effect on our results of operations and financial condition.

Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our intellectual property.

Patent protection and other methods on which we rely to protect our technology, trade secrets, proprietary information and rights may not be adequate to protect us. We have in the past and may in the future need to assert claims of infringement against third parties to protect our intellectual property. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard our intellectual property, we may not be successful in doing so or the steps taken by us in this regard may not be effective to deter misappropriation of our technology or prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. In addition, others may independently develop similar technologies or duplicate our technology. We may also be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of our rights may be ineffective in such countries, and technology developed in such countries may not be protected in jurisdictions where protection is ordinarily available.

We may become subject to claims of infringement or misappropriation of the intellectual property or the proprietary rights of others, which could increase our costs and subject us to monetary damages.

Third parties have in the past and could in the future, assert infringement or misappropriation claims against us with respect to current or future products. Although we perform investigations of the intellectual property rights of third parties, we cannot be certain that we have not infringed the proprietary rights of others. Any such infringement could cause third parties to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop non-infringing alternatives, which could be costly and time-consuming.

Our sales outside of North America, which in 2005 accounted for approximately 57% of our net revenue, expose us to currency exchange fluctuations and other risks, which could adversely affect our results of operations and financial condition.

A significant portion of our sales has been to customers located outside of North America. In 2005, sales outside of North America accounted for approximately 57% of our net revenue. Most of our product sales in Europe and Asia are billed in foreign currencies and are subject to currency exchange fluctuations. In particular, we are subject to risk from fluctuations in the value the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. Because most of our expenses are incurred in the United States, sales and results of operations could be affected by fluctuations in the U.S. dollar. Changes in the value of the U.S. dollar compared to foreign currencies have in the past had an impact on our sales and margins.

We operate a significant portion of our business in, and plan to expand further into, markets outside the United States, which subjects us to additional business and regulatory risks.

We expect that a significant portion of our revenues will continue to be derived from sales in foreign countries. Conducting business internationally subjects us to a number of risks and uncertainties including:

         o devaluation in foreign currencies, particularly the Chinese renminbi;
         o        unexpected delays or changes in regulatory requirements;
         o delays and expenses associated with tariffs and other trade barriers;
         o restrictions on and impediments to repatriation of our funds and our customers' ability to make payments to us;
         o        political and economic instability;
         o difficulties and costs associated with staffing and managing international operations and implementing, maintaining and improving financial controls;
         o uncertainty in shipping and receiving products and product components;
         o increased difficulty in collecting accounts receivable and longer accounts receivable cycles in certain foreign countries; and
         o        adverse tax consequences or overlapping tax structures.

If our manufacturing capability is interrupted, we could lose customers and our sales would decline.

Many of our products are manufactured in our facility in Suzhou, China. We anticipate that an increased percentage of our products and subassemblies will be manufactured at our China facility. We may experience delays and difficulties as we increase manufacturing of certain products in our China facility. Additionally, our manufacturing operations in China may be adversely affected by transportation delays and interruptions, political and economic disturbances and the outbreak of health-related problems. In addition, both of our manufacturing facilities are subject to risks associated with fire and other natural disasters, which could interrupt our manufacturing operations. Any delay or interruption in our manufacturing operations could have a material adverse effect on our results of operations and financial condition.

We rely on third parties to sell many of our products, and if there is a shortfall in demand from these distribution sources, our results of operations could be negatively affected.

We sell a majority of our products through distributors, VARs and OEMs. Reliance upon third-party distribution sources subjects us to risks of business failure by these individual distributors, VARs and OEMs, as well as credit, inventory and business concentration risks. If there is a lessening in demand from third-party distribution sources, our results of operations may be negatively affected.

If our suppliers do not perform adequately or are replaced, we could experience delays in manufacturing and shipping our products, which could have a material adverse effect on our operations.

We currently use single source suppliers for certain key components used in our products. If we experience quality problems with these vendors or if it becomes necessary to replace these vendors, we could experience delays in manufacturing and shipping our products, which could have a material adverse effect on our results of operations.

The complex design of our products could result in manufacturing delays and other problems that cause us to fail to meet the demand for our products on a timely basis, increase the cost of our products, or both.

We may, in the future, experience manufacturing problems with some of our products that could lead to production delays that could cause our distribution network to choose to sell competing products. If we experience problems in increasing the production of new products from pilot production to volume production, or in transferring the manufacture of existing products from our facility in Blackwood, New Jersey to our facility in Suzhou, China, such problems could result in production delays that may have a material adverse effect on our results of operations. In addition, manufacturing problems could result in higher material, labor and other costs, which could increase the total cost of our products and could decrease our profit margins and, thus, have a material adverse effect on our results of operations.

Our products may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs and harm our reputation.

Our products are complex and may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs, cause us to lose sales and have a material adverse effect on our results of operations.

Additionally, most of our products are warranted for a period of three to five years. Some of our products cannot easily be returned to us for repair. Accordingly, in the event of product defects or malfunctions we may be required to send our representative to customers' locations to repair the products at our expense. While we carry general commercial liability insurance, including product liability, with a coverage limit of $1 million per occurrence plus an umbrella policy with a $20 million limit and maintain warranty claim reserves on our balance sheet, our insurance and our warranty reserves may be insufficient to cover losses caused by our products, and, therefore, if we were required to cover losses caused by our products it could have a material adverse effect on our financial condition. In addition, while historically we have not been materially affected by product recalls, there is no assurance that we will not experience such product recalls in the future.

Inability to attract, develop or retain quality employees could adversely impact our ability to achieve our objectives.

We have objectives in our businesses and regions to sustain and grow the company. Continued success in achieving these objectives depends on the recruitment, development and retention of qualified employees. Without these employees, we may not be able to achieve these objectives.

Approximately 44% of our issued and outstanding common stock as of December 31, 2005 was controlled by our Chairman of the Board, who has significant influence over the ability to determine the outcome of all corporate actions requiring shareholder approval.

C. Harry Knowles, our Chairman of the Board of Directors and his spouse, Janet
H. Knowles our Vice President, Administration, Treasurer and Director beneficially own approximately 44% of our outstanding common stock as of December 31, 2005. Accordingly, Mr. and Mrs. Knowles currently have, and will continue to have, a significant influence over the ability to determine the outcome of all corporate actions requiring shareholder approval, including the election of the entire Board of Directors. There are no provisions for cumulative voting by shareholders and, accordingly, holders of a majority of the outstanding shares can elect all of our directors.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our executive offices and U.S. manufacturing facilities are located in Blackwood, New Jersey and until December 2003 were leased by us from C. Harry Knowles, our Chairman of the Board and Director, and Janet H. Knowles, our Vice President, Administration, Treasurer and Director. The building is approximately 116,000 square feet, of which approximately 82,000 square feet is dedicated to manufacturing for products in both our data capture & collection and industrial automation/optical systems business segment. In order to reduce our operating costs, we purchased this facility in December 2003 for $4.79 million, which was less than the values determined by two independent appraisals. Our facility in Suzhou, China was leased by us until November 2004 and is used for the production of products in our data capture & collection segment. Construction commenced in December 2003 to double the size of the facility and upon completion of the construction, we purchased the expanded facility and additional land for future expansion. The facility is now approximately 46,000 square feet.

Our subsidiaries each lease office space from third parties. As of December 31, 2005 our aggregate floor space was approximately 397,000 square feet.

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

On July 21, 1999, we and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit which was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the U.S. District Court in Las Vegas, Nevada, requested a declaratory judgment that certain patents owned by the Lemelson Partnership were not infringed, invalid and/or unenforceable for a variety of reasons. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. The Lemelson Partnership appealed this decision to the Court of Appeals for the Federal Circuit which upheld the trial court's decision in its September 2005 ruling. A request for a rehearing by the Lemelson Partnership was denied.

On October 13, 1999, we filed suit for patent infringement against PSC Inc. in the U.S. District Court for the District of New Jersey. On May 17, 2004, PSC Scanning, Inc. ("PSC") filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. On August 29, 2005, the parties entered into a settlement agreement which resolved all outstanding litigation between the parties. Key features of the settlement include a payment of $2.25 million in cash by PSC, discounts on certain products from PSC and a covenant not to sue each other under defined sets of patent rights for product configurations that were sold prior to March 16, 2005. The cash settlement of $2.25 million was recorded as income during the third quarter of 2005 and is reflected in Other income (expenses) in our Consolidated Statement of Operations. The product discount arrangement within the settlement agreement will be recorded in our Consolidated Statement of Operations when realized.

On May 3, 2002, we were served with a lawsuit that was filed on April 12, 2002 by Symbol Technologies, Inc. ("Symbol"), in the U.S. District Court for the Eastern District of New York alleging that we were in breach of the terms of the License Agreement between us and Symbol (the "Symbol Agreement"). The Complaint sought a declaratory judgment from the Court that we were in breach of the Symbol Agreement. On March 31, 2003, the Court entered its decision on the parties' respective motions for summary judgment, and finding in our favor, the Court dismissed certain counts of Symbol's complaint. On April 9, 2003, Symbol voluntarily dismissed the remaining counts of the complaint. Symbol filed its Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on May 7, 2003. On December 23, 2003, the Court of Appeals dismissed Symbol's appeal in this matter. In the interim, Symbol decided to proceed with the arbitration for which the Company had filed a Demand in June 2002, which had been stayed pending the decision by the lower court. On June 26, 2003, Symbol filed an Amended Answer and Counterclaims asserting that (a) eleven of Metrologic's products are royalty bearing products, as defined under the Symbol Agreement, and (b) in the alternative, those products infringe upon one or more of Symbol's patents. In February 2005, the arbitrator entered an interim award, finding that 8 of the products are not royalty bearing products under the Symbol Agreement but that 3 of the products are royalty bearing products. In August, 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest. Symbol filed a motion to enter the judgment with the U.S. Federal District Court in the Southern District of New York. The Company filed its motion to vacate the arbitrator's award in the same court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. As of December 31, 2005 the Company has accrued $14.4 million reflecting royalties and interest due in accordance with the judgment through December 31, 2005. We expect future royalty payments to cease on these products during the second quarter of 2006 as a result of already-implemented actions.

On June 18, 2003, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Symbol Agreement. The court will hear arguments on the construction of the claims in the patents in suit in March 2006 and a trial is currently scheduled for September 2006.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. The parties have filed cross motions for summary judgment and dismissal and those motions are currently pending before the court.

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court in the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court in the Eastern District of Texas have been stayed pending the outcome of the matter before the ITC. It is expected that a trial will be held in June 2006 in the ITC with a decision later this year. Metrologic stands firm, in its belief, that its products do not infringe Symbol's patents. Metrologic will vigorously defend these new allegations of patent infringement.

On March 6, 2006, we were served with a lawsuit that was filed on November 4, 2005 by Symbol in the U.S. District Court in the Eastern District of Texas alleging patent infringement.

We are not aware of any other legal claim or action against us, which could be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company as of December 31, 2005 were as follows:

Name                       Age      Position
Benny A. Noens             58       Chief Executive Officer and President
Kevin J. Bratton           56       Chief Financial Officer
Gregory DiNoia             41       Vice President, The Americas
Dale M. Fischer            65       Vice President, International Sales
Janet H. Knowles           64       Director, Vice President, Administration,
                                     and Treasurer
Joseph Sawitsky            43       Senior Vice President, Manufacturing
Mark C. Schmidt            35       Senior Vice President, Marketing
Nancy A. Smith             39       Vice President, General Counsel and
                                     Secretary
Jeffrey Yorsz              48       Senior Vice President, Industrial Systems

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

Nancy A. Smith has served as the Company's Vice President, General Counsel since March 2002 and Secretary of the Company since July 2004. Ms. Smith joined the Company in 1996 as its Corporate Counsel and patent attorney. Prior to joining Metrologic, Ms. Smith was employed as a patent attorney for a private law firm in Baltimore, Maryland. Effective March 10, 2006, Ms. Smith was no longer employed by the Company.

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

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

                         PRICE RANGE OF OUR COMMON STOCK

      Our common stock is listed on the Nasdaq National Market and trades under the symbol MTLG. On March 1, 2006, we had 22,367,338 shares of common stock outstanding, which were held by approximately 195 holders of record. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share for our common stock on the Nasdaq National Market.

                                                 High         Low

        Year ended December 31, 2004
        First Quarter                          $  33.50  $   20.68
        Second Quarter                            25.75      13.81
        Third Quarter                             20.15      13.00
        Fourth Quarter                            21.84      14.50

        Year ended December 31, 2005
        First Quarter                          $  24.12  $   18.22
        Second Quarter                            23.65      12.27
        Third Quarter                             18.77      12.33
        Fourth Quarter                            20.65      15.50


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

Item 6.  Selected Consolidated Financial Data
(in thousands except per share data)


                                            Year Ended December 31,
                               2001(1)(2)2002(3)   2003(4)   2004(5)   2005(6)
                               ----      ----      ----      ----      ----
Statement of Operations Data:

Sales                      $ 112,011 $ 115,806 $ 138,011 $ 177,955 $ 210,453
Cost of sales                 83,527    74,385    79,654    96,227   119,638
                           ---------  -------- --------- --------- ---------
Gross profit                  28,484    41,421    58,357    81,728    90,815
Selling, general and
 administrative expenses      30,877    28,873    31,449    42,518    61,362
Research and development
 expenses                      6,563     6,929     6,764     7,521     8,521
                           --------- --------- ---------  -------- ---------
Operating income (loss)       (8,956)    5,619    20,144    31,689    20,932

Other income (expense),
 net                          (3,596)   (2,917)      897     2,159     1,895
                           --------- --------- ---------  -------- ---------
Income (loss) before
 income taxes                (12,552)    2,702    21,041    33,848    22,827
Provision (benefit) for
 income taxes                 (4,775)    1,027     7,160    11,168     5,014
                           --------- --------- --------- --------- ---------

Net income (loss)          $  (7,777)$   1,675  $ 13,881  $ 22,680 $  17,813
Add back: Goodwill
 amortization                    818         -         -         -         -
Adjusted net income
 (loss)                    $  (6,959)$   1,675  $ 13,881  $ 22,680    17,813
                           ========= ========= ========= =========  ========

Net income (loss) per
 common share (7)
  Basic                    $   (0.47)$    0.10  $   0.79  $   1.06 $    0.80
                           --------- --------- --------- ---------  --------
  Diluted                  $   (0.47)$    0.10  $   0.72  $   0.99 $    0.77
                           ========= ========= ========= =========  ========
Weighted average number
 of outstanding common
 shares and equivalents(7)
   Basic                      16,373    16,400    17,597    21,472    22,129
                           ========= ========= ========= ========= =========
   Diluted                    16,373    16,471    19,383    22,974    23,113
                           ========= ========= ========= =========  ========



                                          Year Ended December 31,
                               2001       2002      2003      2004      2005
                               ----       ----      ----      ----      ----
(In thousands)
Balance Sheet Data:
Cash and cash equivalents  $    557  $  1,202  $  48,817  $  64,715  $ 73,938
Working capital            $ 20,606  $ 13,407  $  74,112  $  83,318  $ 92,283
Total assets               $ 85,773  $ 74,579  $ 139,900  $ 192,527  $226,182
Long-term debt             $ 27,465  $ 14,431  $     320  $   2,015  $      3
Total debt                 $ 40,731  $ 21,486  $   5,527  $  18,280  $ 18,436
Total shareholders'
 equity                    $ 26,261  $ 29,471  $ 107,608  $ 138,016  $160,290

(1) On January 8, 2001, we completed the acquisition of AOA and our results of operations include the results of operations of AOA from that date forward.
(2) During the year ended December 31, 2001, cost of sales included special charges and other costs of $10.0 million that are not expected to recur in subsequent periods.
(3) On January 1, 2002, we adopted FAS 142 and discontinued the amortization of goodwill.
(4) During the year ended December 31, 2003, we recorded a gain of $2.2 million on the early extinguishment of debt and expenses of $463 incurred in connection with our efforts to refinance our bank debt.
(5) On September 24, 2004, we acquired Omniplanar, Inc. and our results of operations include the results of operations of Omniplanar, Inc. from that date forward.
(6) During the year ended December 31, 2005, selling, general and administrative costs includes a charge of $12.6 million related to the symbol litigation contingency.
(7) Weighted average number of common shares and per share amounts for 2001-2002 have been restated to reflect the 2003 stock splits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). This report contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures, and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. See the Risk Factors discussion set forth under Part 1, Item 1A for a description of risk factors that could significantly affect the company's financial results.

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

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States and Europe as well as focusing on the adoption of bar coding technology in the healthcare industry. During fiscal 2005, we continued to see increased orders with new and existing key retail accounts which contributed to our year over year sales growth of 18.3%. Another key factor in achieving this sales growth is expanding our geographic reach by capitalizing on our presence throughout Asia and emerging markets in Central and Eastern Europe. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility which was completed in 2004, as well as the opening of new sales offices in these territories. During fiscal 2005, we added offices in Thailand, Taiwan, Australia, Korea and a fifth sales office in China. Our plans are to open additional offices in the Asia/Pacific region as we continue to implement and build upon our "globally local" philosophy. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate new markets that we have not previously served and gain market share in our existing markets. Furthermore, we introduced five new products in 2005 and currently have additional new products in the pipeline. We continue to believe sales for 2006 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs. During the year ended December 31, 2005, we continued to realize the benefits of these process improvements. In addition, the expansion of our manufacturing facility in Suzhou, China nearly doubled the size of the existing China operations and more importantly, is providing cost efficiencies through lower direct labor costs as we continue to produce more of our products in this facility. During fiscal 2005 approximately 69.0% of our data capture & collection products were manufactured in our Suzhou, China manufacturing facility, an increase of approximately 3.8% from fiscal 2004. We intend to expand our manufacturing capabilities at our Suzhou, China facility in future years to continue to take advantage of these cost efficiencies.

Closely linked to the success factors discussed above is our continued focus to achieve financial flexibility. As of December 31, 2005, we had total debt of approximately $18.4 million. Furthermore, we had cash and cash equivalents of approximately $73.9 million as of December 31, 2005. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. On August 31, 2005, we entered into a cross-license agreement with Intermec IP Corp., a division of Intermec Inc. The cross license agreement provides us full access to a number of portfolios of patented RFID technology, including RFID tags, fixed and portable readers, and fixed and portable printers. We anticipate that this program will allow us in the future to offer our customers a broad Auto-ID product portfolio from a single supplier, including RFID-enabled systems and devices. In September 2004, our acquisition of Omniplanar, Inc., which supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications broadened and strengthened our portfolio of decoding software to include robust omnidirectional decoding of linear, matrix and postal bar code images. Metrologic had licensed from Omniplanar the SwiftDecoder software since the year 2000 for use in our iQ line of industrial vision-based products. We also make use of the software in other products as well. By acquiring this 2D imaging technology, we have been able to reduce our licensing costs for our current and future imaging-based products.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, asset impairment, income taxes, legal contingencies, intangible assets and inventory and accounts receivable. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See
Note 2 to our consolidated financial statements, "Accounting Policies," for a summary of each significant accounting policy. We believe the following critical accounting policies and estimates, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net identifiable assets at the date of acquisition. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, but test for impairment of goodwill using a discounted cash flow analysis. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value. We completed our annual impairment test as of October 1, 2005 and determined that there was no goodwill impairment to be recognized. The key assumptions used to determine the fair value of our reporting units included (a) cash flow periods of 5 years; (b) terminal values based upon a terminal growth rate of 3%; and (c) a discount rate of 14.0%, which was based on the Company's weighted average cost of capital adjusted for the risks associated with the operations.

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

Income Taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets on an ongoing basis by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization is our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See the section on Forward Looking Statements included at the beginning of this Item 7 on Management's Discussion and Analysis for a listing of factors that may affect the achievement of our forecasted taxable income.

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

Legal contingencies. We are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of our business. We record an estimated liability for those proceedings and claims arising in the ordinary course of business based upon the probable and reasonably estimable criteria contained in SFAS No. 5, "Accounting for Contingencies." We review outstanding claims with internal as well as external counsel to assess the probability and the estimates of loss. We reassess the risk of loss as new information becomes available, and we adjust liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. We repatriated approximately $17 million of foreign earnings from our China subsidiary during the quarter ended December 31, 2005. The repatriation of these foreign earnings has provided an income tax benefit of approximately $3.1 million, as deferred taxes had been provided on a portion of these earnings in prior years. We adjusted our tax expense and deferred tax liability to reflect the repatriation provisions of the Jobs Act in the financial statements for the year ended December 31, 2005.

In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 ("FSP No. 109-1"), "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion ("ETI") for foreign sales. The deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. The net effect of the phase out of the ETI and the phase in of this new deduction did not result in a material change in our effective tax rate for fiscal year 2005 and we do not expect that this will result in a material change in 2006, based on current earnings levels.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission Rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year beginning after June 15, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We will adopt the provisions of SFAS No. 123R on January 1, 2006, using the prospective method. We expect to continue using the Black-Scholes valuation model in determining the fair value of share-based payments to employees. SFAS No. 123R will also require us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows. We are continuing to evaluate the requirements of SFAS No. 123R and Staff Accounting Bulletin No. 107 and currently expect that the adoption of SFAS No. 123R will result in an increase in compensation expense in 2006 of approximately $2 million to $3 million, excluding the estimated impact of 2006 share-based awards. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense recognized in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in Note 2 to the consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on our consolidated financial position, consolidated results of operations or liquidity.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143". This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective December 31, 2005. The adoption of this statement did not have a material effect on our consolidated financial position, consolidated results of operations or liquidity.

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

                                                    December 31,
                                          2003          2004          2005
                                          ----          ----          ----
Sales                                    100.0%        100.0%        100.0%
Cost of sales                             57.7%         54.1%         56.8%

Gross profit                              42.3%         45.9%         43.2%
Operating expenses:
   Selling, general and
        administrative expenses           22.8%         23.9%         23.2%
   Symbol litigation contingency             -             -           6.0%
   Research and development expenses       4.9%          4.2%          4.1%

Total operating expenses                  27.7%         28.1%         33.3%

Operating income                          14.6%         17.8%          9.9%
Other income (expenses), net               0.6%          1.2%          0.9%

Income before income taxes                15.2%         19.0%         10.8%
Provision for income taxes                 5.2%          6.3%          2.4%

Net income                                10.1%         12.7%          8.4%

Our business is divided into two major segments: Data Capture & Collection, and Industrial Automation and Optical Systems.

Bar code scanners are typically either handheld scanners or fixed projection scanners. Prior to 2005, the Company's data capture & collection scanners were all laser based. In 2005, the Company introduced its first vision based product for the data capture & collection business. Handheld bar code scanners are principally suited for retail point-of-sale, document processing, library, healthcare and inventory applications. Fixed projection scanners, which can be mounted on or in a counter, are principally suited for supermarkets, convenience stores, mass merchandisers, health clubs and specialty retailers.

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.


                                             Year Ended December 31,
                                         --------------------------------
                                            2003        2004       2005
                                            ----        ----       ----
  (In thousands)
  Data Capture & Collection               $ 112,817  $  140,171  $ 169,749
  Industrial Automation/Optical Systems
    Industrial Automation                    13,539      18,475     13,958
    Optical                                  11,655      19,309     26,746
                                          ---------   ---------  ---------
      Total Industrial Automation/
          Optical Systems                    25,194      37,784     40,704
                                          ---------   ---------  ---------
       Total Company                      $ 138,011   $ 177,955  $ 210,453
                                          =========   =========  =========


Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Certain of our products are manufactured in our U.S. facility and, therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. Manufacture of our point-of-sale products in our Suzhou, China facility accounted for approximately 69.0% and 65.2% of point-of-sale unit sales in 2005 and 2004, respectively. In 2005 and 2004, sales and gross profit were favorably affected by the continuing decline in the value of the U.S. dollar in relation to certain foreign currencies.

The following table sets forth certain information as to our sales by geographical location:



                                     Year Ended December 31,
                   ----------------------------------------------------------

                      2003      %          2004      %         2005       %
                   --------------     ----------------     -----------------

 (Dollars in thousands)

The Americas      $  65,547   47.5%   $   85,731   48.2%   $ 100,757    47.9%
EMEA                 57,474   41.6        70,819   39.8       83,593    39.7
APAC                 14,990   10.9        21,405   12.0       26,103    12.4
                  ---------  -----    ----------  -----    ---------   -----
  Total           $ 138,011  100.0%   $  177,955  100.0%   $ 210,453   100.0%
                  =========  =====    ==========  =====    =========   =====


We derive revenue from product sales, engineering development, system maintenance and other services. Our cost of sales includes manufacturing and logistic costs, labor costs related to service revenues, the costs associated with quality control and the payment of royalties on license agreements. Selling, general and administrative ("SG&A") expenses primarily consist of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions; costs associated with other marketing activities; salaries and related expenses for executive, finance, accounting, legal and human resources personnel; and professional fees and corporate expenses. Research and development ("R&D") expenses primarily consist of salaries and expenses for development and engineering and prototype costs. We also participate in government and customer funded research programs. Costs of the engineers working on such programs are charged to cost of sales for the time spent on the programs. When the engineers are not working on these programs, they are available to work on our own internal development projects and their costs are included in research and development expense.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Sales increased 18.3% to $210.5 million in 2005 from $178.0 million in 2004. On a constant currency basis, revenues increased by approximately 17.9%. The increase was attributed to higher sales in both the data capture & collection and industrial automation/optical systems business segments. Sales of our data capture & collection products increased by 21.1%, sales of industrial automation products decreased by 24.4%, and sales of optical systems increased by 38.5%. Data capture & collection sales increased approximately $38.1 million due to increased unit sales, including new product offerings, through our distribution channels as well as increased penetration into the Tier 1 retailers, primarily in the United States and Europe. These factors were partially offset by a decrease of approximately $8.5 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector during 2005, in all geographic regions.

The decrease in the industrial automation product sales is attributable to the following factors: (1) a contract with a major airline customer for bar code scanning equipment and installation services during 2004 with no comparable contract in 2005, (2) winding down of certain fixed price and other contracts during the first half of 2005 and (3) the loss of certain projects on which we had been working, offset by the increased sales contribution of our Omniplanar business which was acquired in September 2004. Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business.

The increase in optical system sales in 2005 reflects an increase in ongoing and new customer funded research and development and production type programs and an increase in the scope of work of selected fixed price and cost plus type contracts during the year.

Sales to "The Americas" region increased $15.0 million, or 17.5%, in 2005 when compared to the comparable period in 2004. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and consistent growth with our key distributors and channel partners. EMEA sales increased $12.8 million, or 18.0%, in 2005 when compared to the same period a year ago despite weaker and challenging market conditions, especially during the first half of 2005. The increase in EMEA sales is attributable to increased unit volume offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers and continued growth with our channel partners. Asia/Pacific sales increased $4.7 million, or 21.9%, in 2005 when compared with the comparable period in 2004. We continue to experience sizable growth in this region as a result of continued penetration into both new and existing key markets. In addition, our focused expansion of our customer base has yielded significant numbers of new customers across the region. During 2005, we added offices in Korea, Thailand, Taiwan, Australia and a fifth sales office in China, partly contributing to the sales growth in this region.

No individual customer accounted for 10.0% or more of sales in 2005 or 2004.

Cost of sales increased 24.3% to $119.6 million in 2005 from $96.2 million in 2004. As a percentage of sales, cost of sales was 56.8% in 2005 compared with 54.1% in 2004. The increase in the percentage of cost of sales in 2005 was due to the following:

        o Increase in the contribution of our Optical Systems revenues to the total revenues.
        o Competitive pricing on direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix within our data capture & collection business segment resulting from increased sales of our new product offerings that have lower margins and have not yet been fully cost reduced as well as certain non-Metrologic products.
        o Completion of certain lower fixed price contracts in 2005 within our Industrial Automation business, as well as an unsustainable mix attributed to a contract with a major airline customer that resulted in a favorable impact during 2004.
        o Higher freight costs to ensure timely delivery of products to our international locations to meet increased customer demand as well as higher fuel surcharges.

These factors were partially offset by a decrease in direct material costs for selected products resulting from product redesigns and our engineering efforts to reduce bill of material costs.

SG&A expenses increased $6.2 million or 14.7%, to $48.8 million in 2005 from $42.5 million in 2004. As a percentage of sales, SG&A expenses were 23.2% in 2005 as compared with 23.9% in 2004. The increase in SG&A expenses was due to increased variable selling expenses associated with the higher sales volume in 2005, severance related costs associated with the reorganization of our sales force in the EMEA sales region, and an increase in personnel costs as we started to increase our infrastructure to support the increased sales levels during 2005 and beyond.

On February 28, 2006, the U.S. District Court for the Southern District of New York handed down a decision upholding the arbitration award entered in August 2005 which found that we owe Symbol Technologies, Inc. for past royalties and interest on sales of our MS9520 Voyager and MS6220 Pulsar. As a result, we recorded a $12.6 million charge during the fourth quarter of 2005 to accrue for all royalties and interest due in accordance with the judgment through December 31, 2005. As of December 31, 2005 we had accrued approximately $14.4 million, which we expect to pay during the first quarter of 2006. We expect royalty payments of $10 per unit on these products to cease during the second quarter of 2006 as a result of already-implemented actions; however in the interim, we expect this to have a short-term effect on gross margins and interest expense. Interest expense will continue to accrue until the cash payment is made to Symbol Technologies, Inc.

R&D expenses increased $1.0 million or 13.3%, to $8.5 million in 2005 from $7.5 million in 2004. As a percentage of sales, R&D expenses were 4.1% in 2005 as compared with 4.2% in 2004. The decrease in R&D expenses as a percent of sales can be attributed to more engineers within our Optical Systems/Industrial Automation business segment working specifically on customer funded research programs during 2005. Costs of the engineers working on such programs are charged to costs of sales for the time spent on the programs. These costs were offset by higher R&D expenses within our data capture & collection business segment as the result of ongoing new product development efforts resulting in higher salaries and R&D material costs.

Net interest income/expense reflects $0.6 million of net interest income in 2005 compared to $0.2 million of net interest income in 2004. The increase can be attributed to higher interest income due to higher cash and cash equivalent balances, partially offset by higher interest expense and related borrowings outstanding under our European credit facilities in 2005.

Other income/expense reflects net other income of $1.3 million in 2005 compared to net other income of $2.0 million in 2004. The change can be attributed primarily to the PSC litigation settlement pursuant to which we received $2.25 million in 2005, offset by $3.2 million of higher net foreign exchange losses (net foreign exchange loss of $0.9 million in 2005 when compared to a net foreign exchange gain of $2.3 million in 2004) as a result of volatility in foreign currency exchange rates.

Net income was $17.8 million in 2005 as compared with $22.7 million in 2004. Net income reflects a 22.0% and 33% effective income tax rate in 2005 and 2004, respectively. The decrease in the effective income tax rate can be attributed to the benefits afforded under the American Jobs Creation Act of 2004. During 2005 the Company repatriated approximately $17 million of foreign earnings from our China subsidiary for which a portion of these earnings had been previously provided for in prior years.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Sales increased 28.9% to $178.0 million in 2004 from $138.0 million in 2003. The increase was attributed to higher sales in both the data capture & collection and industrial automation/optical systems business segments. Sales of our data capture & collection products increased by 24.2%, sales of industrial automation products increased by 36.5%, and sales of optical systems increased by 65.7%. Approximately $6.6 million of the increase in data capture & collection sales resulted from the strengthening of the euro against the U.S. dollar in 2004. Data capture & collection sales increased approximately $31.2 million due to increased unit sales of our handheld scanners. These factors were partially offset by a decrease of approximately $10.5 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector during 2004, in all geographic regions.

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

The increase in optical system sales reflects an increase in ongoing customer funded research and development programs, an increase in the scope of work of selected cost plus type contracts during the year, and the completion of certain short-term fixed price contracts in 2004.

International sales accounted for $101.9 million or 57.2% of total sales in 2004 and $79.9 million, or 57.9% of total sales in 2003. The increase in international sales was from increased sales in our Europe and ROW geographic regions. No individual customer accounted for 10% or more of revenues in 2004 or 2003. The increase in European sales can be attributed to increased unit volume along with the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. The increase in our unit volume within Europe is attributed to increased sales though our expansive distributor network coupled with the addition of several new key end user accounts. The increase in our ROW sales is primarily attributable to year over year growth due to continued penetration into both new and existing key markets.

Cost of sales increased 20.8% to $96.2 million in 2004 from $79.7 million in 2003. As a percentage of sales, cost of sales was 54.1% in 2004 compared with 57.7% in 2003. The decrease in the percentage of cost of sales in 2004 was due to the following:

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

     o Lower overhead expenses, including a decrease in rent expense due to the purchase of the Blackwood manufacturing facility in December 2003 and a decrease in indirect labor attributed to efficiencies in manufacturing engineering and product support efforts.

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

Inflation and Seasonality

Inflation and seasonality have not had a material impact on our results of operations. However, our sales are typically impacted by decreases in seasonal demand from European customers in our third quarter. In addition, our first quarter is also impacted by factors, such as: (i) the establishment of new customer budgets, (ii) the expiration of legislative calendar-year programs and
(iii) start-up investment of pilot efforts. Finally, our fourth quarter has historically been our strongest quarter, representing approximately 30% of our consolidated annual revenues. For quarterly results of operations, see Supplementary Data following the Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities for the Period Ended December 31, 2005

Net cash provided from operations decreased $14.4 million, or 51.2% from $28.1 million in 2004 to $13.7 million in 2005. Net cash provided by operating activities in 2005 can be attributed primarily to net income of $17.8 million, adjusted for Symbol litigation contingency charge of $12.6 million, depreciation and amortization of $7.0 million, increases in accrued expenses and accounts payable of $8.5 million, offset by increases in inventory, accounts and other receivables of $24.1 million and $8.1 million of deferred income tax benefit.

Our working capital increased $9.0 million to $92.3 million as of December 31, 2005 from $83.3 million as of December 31, 2004 as a result of our profitable operations and the following significant balance sheet changes:

     o Inventory increased $5.5 million to $29.4 million as of December 31, 2005 from $23.9 million as of December 31, 2004. The increase was a result of a planned buildup in the inventory levels at our stocking locations resulting from longer delivery cycles of finished goods as we increased our use of ocean shipments to maximize logistic efficiencies s well as to improve product availability throughout the world so that we may capitalize on opportunities that require a timely delivery response.

     o Accounts receivable, net increased $13.3 million to $48.5 million as of December 31, 2005 from $35.2 million as of December 31, 2004. The increase was primarily attributable to our increased sales volumes especially near the end of the fourth quarter and higher receivable balances at our AOA subsidiary which was the result of contract timing. Our days sales outstanding increased to 72 days in 2005 from 64 days in 2004.

     o Cash and cash equivalents increased $9.2 million to $73.9 million as of December 31, 2005 from o $64.7 million as of December 31, 2004. The increase was a result of the various factors discussed above.

     o The current portion of lines of credit and notes payable increased $2.1 million to $18.4 million as of December 31, 2005 from $16.3 million as of December 31, 2004. The increase is a result of increased borrowings under our foreign lines of credit which acts as a natural hedge against rapid and volatile currency fluctuations.

     o Deferred contract revenue decreased $0.8 million to $0.7 million as of December 31, 2005 from $1.5 million as of December 31, 2004. The decrease was the result of the completion and recognition of revenue for work performed on a specific contract that was recorded as deferred contract revenue in 2004.

     o Accrued expenses increased $16.2 million to $32.5 million as of December 31, 2005 from $16.3 million as of December 31, 2004. The increase was primarily attributable to the accruals of $14.4 million for the Symbol litigation accrual, higher accrued corporate taxes and increased compensation and marketing related accruals. The $14.4 million accrual for Symbol litigation includes a fourth quarter charge of $12.6 million plus the transfer of $1.8 million previously reserved for in other liabilities.

     o Accounts payable increased $3.5 million to $14.2 million as of December 31, 2005 from $10.7 million as of December 31, 2004. The increase was a result of increased material purchases to meet higher forecasted demand.

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

Our working capital increased $9.2 million to $83.3 million as of December 31, 2004 from $74.1 million as of December 31, 2003 as a result of our profitable operations and the following significant balance sheet changes:

     o Inventory increased $6.9 million to $23.9 million as of December 31, 2004 from $17.0 million as of December 31, 2003. The increase was a result of a buildup in the inventory levels resulting from longer delivery cycles of finished goods as we increased our use of ocean shipments to maximize logistic efficiencies as well as to improve product availability throughout the world so that we may capitalize on opportunities that require a timely delivery response.

     o Accounts receivable, net increased $7.8 million to $35.2 million as of December 31, 2004 from $27.4 million as of December 31, 2003. The increase was primarily attributable to our increased sales volumes especially near the end of the fourth quarter. Our days sales outstanding increased slightly to 64 days in 2004 from 63 days in 2003.

     o Cash and cash equivalents increased $15.9 million to $64.7 million as of December 31, 2004 from $48.8 million as of December 31, 2003. The increase was a result of the various factors discussed above.

     o The current portion of lines of credit and notes payable increased $11.1 million to $16.3 million as of December 31, 2004 from $5.2 million as of December 31, 2003. The increase was a result of notes issued as a result of the Omniplanar acquisition in the third quarter of 2004, as well as increased borrowings under our foreign line of credit which acts as a natural hedge against rapid and volatile currency fluctuations.

     o Deferred contract revenue increased $1.2 million to $1.5 million as of December 31, 2004 from $0.3 million as of December 31, 2003. The increase was the result of the recognition of deferred revenue for a contract in which cash received was in excess of the revenue earned based on percentage completed.

     o Accrued expenses increased $4.8 million to $16.3 million as of December 31, 2004 from $11.5 million as of December 31, 2003. The increase was primarily attributable to higher accrued corporate taxes, warranties and professional fees.

     o Accounts payable increased $3.2 million to $10.7 million as of December 31, 2004 from $7.5 million as of December 31, 2003. The increase was a result of increased material purchases to meet higher forecasted demand.

Investing activities

Cash used in investing activities was $9.3 million and $21.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease in cash used in investing activities was primarily due to the closing of the Omniplanar acquisition resulting in a cash payment of approximately $9.1 million in September, 2004, and the purchase of the remaining 49% interest in Metrologic Eria France in fiscal 2004 for approximately $4.3 million, offset by increased quarterly installments of approximately $1.0 million to purchase the remaining 49% minority interest in Metrologic Eria Iberica in fiscal 2005. See "Acquisition of Minority Interests" below for additional information regarding these transactions.

For 2006, we expect capital expenditures to more than double the levels experienced in 2005. Our current plans for future capital expenditures include, but are not limited to: (i) continued investment and expansion of our facilities; and (ii) additional manufacturing automation equipment and information technology related equipment.

Financing activities

Cash provided by financing activities was $3.2 million and $11.7 million for the years ended December 31, 2005 and 2004, respectively. This change was primarily attributed to (i) reduced net borrowings of $5.1 million on lines of credit during 2005; (ii) repayment of $1.9 million of the notes payable in connection with the acquisition of Omniplanar; (iii) lower cash proceeds of $1.5 million from the exercise of stock options and employee stock purchases under the employee stock purchase plan during 2005.

Outstanding debt and financing arrangements

On January 31, 2003, we executed an Amendment (the "Amendment") to the Amended and Restated Credit Agreement dated July 9, 2002 (the "Agreement"). The Amendment, which extended the Agreement until January 31, 2006, provided for a $13 million revolving credit facility and a $4.5 million term loan. Principal payments on the term loan were $94,000 each month commencing in March 2003 with the balance due at maturity. The interest rates under the Amendment were prime plus 0.25% on borrowings under the revolving credit facility and prime plus 0.75% on the term loan. The Amendment contained various negative and positive covenants, including minimum tangible net worth requirements and fixed charge coverage ratios. All outstanding borrowings under the Agreement were repaid in October 2003 and the Agreement was terminated. As a result, unamortized deferred financing costs of $0.1 million were recognized as a charge to income in the fourth quarter of 2003.

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

In order to provide us with sufficient subordinated financing within the time period required to meet the terms of the Payoff Agreement which provided a $2.2 million gain, in January 2003 we issued a $4.3 million subordinated note to C. Harry Knowles, our Chairman and former Chief Executive Officer, and his spouse, Janet H. Knowles, a Director and Vice President, Administration. The subordinated note bore interest at 10.0% and required 60 monthly principal payments of $36,000 with the balance of $2.1 million due in January 2008. In connection with this note, we issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 195,000 shares of our common stock at an exercise price of $3.47 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at approximately $0.25 million, and the resulting original issue discount was being amortized into interest expense over the life of the subordinated note. This note was paid in full in October 2003 and the unamortized original issue discount of $0.2 million was recognized as a charge to interest expense in the fourth quarter of 2003.

In connection with the acquisition of Omniplanar, the Company signed a promissory note with a discounted value of $3.8 million. During the year ended December 31, 2005, the Company paid $1.9 million with the remaining $1.9 million payable in March 2006.

Certain of the Company's European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale, La Caixa and HSBC Bank. Outstanding borrowings under the working capital agreement with HypoVereinsbank, Dresner and HSBC have been guaranteed by the parent company. These agreements provide the Company with availability of up to $19.1 million, using December 31, 2005 exchange rates, at interest rates ranging from 3.1% to 6.5%. In addition, the Company's subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to 0.6 million real or $0.3 million, using December 31, 2005 exchange rates. At December 31, 2005 and 2004, $16.0 million and $14.1 million were outstanding under such agreements, and accordingly, are included in lines of credit in our consolidated balance sheets.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures, and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, adversely affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and (ii) euro based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar although it does not offer protection against fluctuations of that currency against the U.S. dollar. No derivative instruments were outstanding at December 31, 2005.

Acquisition of Minority Interests

Our original 51.0% interest in Metrologic Eria Iberica contained an option for us to purchase the remaining 49.0% interest. The purchase price under the option is calculated based on a twelve-month multiple of sales and provides us with a twelve-month period in which to find a buyer or negotiate a purchase price with a default minimum. In 2003, we agreed to purchase the 49.0% of Metrologic Eria Iberica that we did not own for approximately 5.9 million euros. Payments were scheduled over 3 years commencing in August 2003. On December 1, 2005, the Company accelerated the payments and purchased all the remaining minority interest. During the year ended December 31, 2005, the Company purchased the outstanding interest of 23% for approximately 2.7 million euros or $3.2 million at the exchange rate on December 31, 2005.


Disclosures about Contractual Obligations and Commercial Commitments


                                           Less
                                          than 1     1-3        4-5      Over
Contractual Obligations         Total      Year     Years      Years    5 Years
(In thousands)

Long-Term Debt                   2,400     2,400         -          -         -
Capital Lease Obligations           64        61         3          -         -
Operating Leases                14,138     3,112     5,192      3,881     1,953
                              --------  --------  --------   --------  --------
     Total Contractual Cash
       Obligations            $ 16,602  $  5,573  $  5,195   $  3,881  $  1,953
                              ========  ========  ========   ========  ========


                                Total     Less
                               Amounts   than 1    1-3         4-5      Over 5
Other Commercial             Committed    Year    Years       Years      Years
 Commitments
(In thousands)

Revolving credit facility    $ 15,989 $  15,989 $        -  $       -  $     -
                             ======== ========= ==========  =========  ========

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments. The market risk inherent in our market risk sensitive instruments and position is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates.

Interest Rate Risk. Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of our bank loans are not significantly affected by changes in market interest rates. The impact on earnings of a hypothetical 10% change in interest rates on our outstanding debt would have been approximately $0.1 million and $0.04 million in 2005 and 2004, respectively. Actual results may differ.

Foreign Exchange Risk. We periodically enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, namely the euro, thereby mitigating our risk that would otherwise result from changes in exchange rates. Principal transactions hedged are intercompany sales and payments. A large percentage of our foreign sales are transacted in foreign local currencies. As a result, our international operating results are subject to foreign exchange rate fluctuations. A hypothetical 10% percent strengthening or weakening of the U.S. dollar against the euro could have had an impact of $0.2 million and $0.1 million on our net earnings in 2005 and 2004, respectively. Actual results may differ.

We are subject to risk from fluctuations in the value of the euro relative to the U.S. dollar for our European subsidiaries, which use the euro as their functional currency and are translated into U.S. dollars in consolidation. Such changes result in cumulative translation adjustments which are included in other comprehensive income (loss). At December 31, 2005 and 2004, we had translation exposure. The potential effect on other comprehensive income (loss) resulting from a hypothetical 10% change in the quoted euro rate amounts to $1.3 million and $0.4 million in 2005 and 2004, respectively. Actual results may differ.

In addition, we held debt denominated in euros at December 31, 2005 and 2004, and recognized foreign currency translation adjustments in net income. The potential effect resulting from a hypothetical 10% adverse change on the quoted euro rate amounts to $1.6 million and $1.4 million in 2005 and 2004, respectively. Actual results may differ.

 Item 8.          Financial Statements and Supplementary Data

Index                                                                    Pages

Report of Management on Internal Controls over Financial Reporting        F-1

Report of Independent Registered Public Accounting Firm on Internal
Control over Financial Reporting                                          F-2

Report of Independent Registered Public Accounting Firm
on Financial Statements and Schedule                                      F-3

Consolidated Balance Sheets at December 31, 2005 and 2004                 F-4

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2005, 2004 and 2003                      F-5

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 2005, 2004 and 2003          F-6

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2005, 2004 and 2003                      F-7


Notes to Consolidated Financial Statements                                F-8

Supplementary Data                                                        F-26

Financial statement schedule:
   Schedule II - Valuation and Qualifying Accounts is filed herewith.
   All other schedules are omitted because they are not applicable, not required, or because the required information is included in the
   consolidated financial statements or notes thereto.                    F-28

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America. The Company's internal control over financial reporting includes those policies and procedures that:

i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the specified criteria.

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





-------------------------------------      -----------------------------------
Benny Noens                                Kevin Bratton
Chief Executive Officer and President      Chief Financial Officer

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Metrologic Instruments, Inc.

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Metrologic Instruments, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Metrologic Instruments, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Metrologic Instruments, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Metrologic Instruments, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Metrologic Instruments, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.




Philadelphia, Pennsylvania                     /s/ Ernst & Young LLP
March 13, 2006

Report of Independent Registered Public Accounting Firm on Financial Statements and Schedule

To the Board of Directors and Shareholders of Metrologic Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Metrologic Instruments, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrologic Instruments, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Metrologic Instruments Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.





Philadelphia, Pennsylvania                          /s/ Ernst & Young LLP
March 13, 2006

                          Metrologic Instruments, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                              December 31,
                                                       -----------------------
                                                           2005          2004
Assets                                                 ---------     ---------
   Current assets:
       Cash and cash equivalents                       $  73,938     $  64,715
       Accounts receivable, net of allowance of
        $627 and $544 in 2005 and 2004, respectively      48,462        35,153
       Inventory, net                                     29,364        23,865
       Deferred income taxes                                 801           692
       Other current assets                                5,599         3,677
                                                       ---------     ---------
   Total current assets                                  158,164       128,102

   Property, plant and equipment, net                     20,402        19,468
   Goodwill                                               25,745        24,607
   Computer software, net                                  8,949        11,221
   Other intangibles, net                                  8,409         7,634
   Deferred income taxes                                   4,262         1,332
   Other assets                                              251           163
                                                      ----------     ---------
   Total assets                                       $  226,182     $ 192,527
                                                      ==========     =========

Liabilities and shareholders' equity
  Current liabilities:
       Lines of credit                                $  15,989      $  14,138
       Current portion of notes payable                   2,444          2,127
       Accounts payable                                  14,200         10,734
       Accrued expenses                                  32,509         16,278
       Deferred contract revenue                            739          1,507
                                                     ----------      ---------
   Total current liabilities                             65,881         44,784

   Notes payable, net of current portion                      3          2,015
   Deferred income taxes                                      8          5,055
   Other liabilities                                          -          2,657

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
         shares authorized; none issued                       -              -
       Common stock, $0.01 par value: 30,000,000
         shares authorized; 22,320,014 and 21,782,276
         shares issued and outstanding in 2005
         and 2004, respectively                             223            218
       Additional paid-in capital                        92,828         87,500
       Retained earnings                                 68,975         51,162
       Accumulated other comprehensive loss              (1,736)          (864)
                                                    -----------      ---------
       Total shareholders' equity                       160,290        138,016
                                                    -----------      ---------
   Total liabilities and shareholders' equity       $   226,182      $ 192,527
                                                    ===========      =========
                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Operations
             (amounts in thousands except share and per share data)


                                                  Year Ended December 31,
                                            ----------------------------------
                                               2005        2004        2003
                                            ---------- ----------- -----------

Sales                                       $  210,453 $   177,955 $   138,011
Cost of sales                                  119,638      96,227      79,654
                                            ---------- ----------- -----------

Gross profit                                    90,815      81,728      58,357

Selling, general and administrative
   expenses                                     48,762      42,518      31,449
Symbol litigation contingency                   12,600           -           -
Research and development expenses                8,521       7,521       6,764

                                            ---------- ----------- -----------

Operating income                                20,932      31,689      20,144

Other income (expenses)
   Interest income                               1,626         624         123
   Interest expense                             (1,046)       (441)     (1,414)
   Foreign currency transaction
     gain (loss)                                  (947)      2,258         805
   Litigation settlement                         2,250           -           -
   Gain on extinguishment of debt                    -           -       2,200
   Other, net                                       12        (282)       (817)
                                            ---------- ----------- -----------

   Total other income                            1,895       2,159         897
                                            ---------- ----------- -----------

Income before income taxes                      22,827      33,848      21,041

Provision for income taxes                       5,014      11,168       7,160
                                           ----------- ----------- -----------

Net income                                 $    17,813 $    22,680 $    13,881
                                           =========== =========== ============

Basic earnings per share:

   Weighted average shares outstanding      22,129,235  21,472,021  17,597,068
                                           =========== =========== ===========
   Basic earnings per share                $      0.80 $      1.06 $      0.79
                                           =========== =========== ===========

Diluted earnings per share:

   Weighted average shares outstanding      22,129,235  21,472,021  17,597,068
   Net effect of dilutive securities           984,144   1,501,860   1,785,582
                                           ----------- -----------  ----------

Total shares outstanding used in
     computing diluted earnings per share   23,113,379  22,973,881  19,382,650
                                           =========== =========== ===========

   Diluted earnings per share              $      0.77 $      0.99 $      0.72
                                           =========== =========== ===========

                             See accompanying notes.

                          Metrologic Instruments, Inc.
                 Consolidated Statements of Shareholders' Equity
                    (amounts in thousands except share data)


                                                           Accumulated
                                       Additional             Other
                                  Common Paid-in  Retained Comprehensive
                                   Stock*Capital  Earnings    Loss      Total
                                   ----  -------  --------  --------   --------

Balances, January 1, 2003          $164  $17,579  $ 14,601  $ (2,873)  $ 29,471
  Comprehensive income:
     Net income                       -        -    13,881         -     13,881
     Other comprehensive income -
       foreign currency
       translation adjustment         -        -        -      1,590      1,590
                                                                       --------
  Total comprehensive income          -        -        -          -     15,471
                                                                       --------
Issuance of 3,450,000 shares of
  common stock                       35   55,480        -          -     55,515

Issuance of warrants                  -      247        -          -        247
Exercise of stock options             9    3,354        -          -      3,363
Tax benefit from exercise of stock
  options                             -    3,488        -          -      3,488
Stock issued through employee stock
  purchase plan                       -       53        -          -         53
                                   --------------------------------------------
Balances, December 31, 2003        $208  $80,201 $ 28,482   $ (1,283)  $107,608

  Comprehensive income:
     Net income                       -        -   22,680          -     22,680
     Other comprehensive income -
       foreign currency
       translation adjustment         -        -        -        419        419
                                                                       --------
  Total comprehensive income          -        -        -          -     23,099
Exercise of stock options            10    3,082        -          -      3,092
Tax benefit from exercise of stock
  options                             -    4,107        -          -      4,107
Stock issued through employee stock
  purchase plan                       -      110        -          -        110
                                   --------------------------------------------
Balances, December 31, 2004        $218  $87,500 $ 51,162   $   (864)   $138,016

  Comprehensive income:
     Net income                       -        -   17,813          -     17,813
     Other comprehensive loss -
       foreign currency
       translation adjustment         -        -        -       (872)      (872)
                                                                       --------
  Total comprehensive income          -        -        -          -     16,941
Exercise of stock options             5    1,484        -          -      1,489
Tax benefit from exercise of stock
  options                             -    3,682        -          -      3,682
Stock issued through employee stock
    purchase plan                     -      162        -          -        162
                                   --------------------------------------------
Balances, December 31, 2005        $223  $92,828 $ 68,975   $ (1,736)  $160,290
                                   ============================================

*Amounts denoted include the effect of the 2003 stock splits.

                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                   Year Ended December 31,
                                               -------------------------------
                                                   2005      2004       2003
                                               ---------  --------   ---------
Operating activities
Net income                                     $  17,813  $ 22,680   $  13,881
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation                                  3,618     3,483       2,915
     Amortization                                  3,367     1,321         620
     Deferred income tax (benefit) provision      (8.086)    1,274       1,634
     (Gain) loss on disposal of property             (2)       110         109
     Gain on extinguishment of debt                    -         -      (2,200)
     Amortization of warrants and deferred
        financing fees                                 -         -         357
     Note discount amortization                      101         -           -
     Changes in operating assets and liabilities:
          Accounts receivable                    (15,233)   (6,106)     (5,446)
          Inventory                               (6,667)   (5,738)     (1,829)
          Other current assets                    (2,225)       15      (1,434)
          Other assets                               (88)       41         554
          Accounts payable                         3,632     3,087      (1,480)
          Accrued expenses                        17,512     8,682       5,331
          Other liabilities                          (15)     (735)       (802)
                                               ---------  --------   ---------
Net cash provided by operating activities         13,727    28,114      12,210

Investing activities
Restricted cash                                        -          -      1,000
Purchase of property, plant and equipment         (4,640)   (4,934)     (6,892)
Patents and trademarks                            (1,385)   (1,054)       (882)
Cash paid for purchase of business, net of
   cash acquired                                       -    (9,087)          -

Purchase of minority interests in subsidiaries    (3,345)   (6,726)     (1,442)
Proceeds from sale of property                        77        53           -
                                               ---------  --------  ----------
Net cash used in investing activities             (9,293)  (21,748)     (8,216)

Financing activities
Proceeds from equity offering, net of
  expenses                                             -         -      55,515
Proceeds from exercise of stock options
 and employee stock purchase plan                  1,651     3,202       3,416
Proceeds from issuance of notes payable                -         -       4,169
Principal payments on notes payable               (2,037)     (134)    (22,206)
Net  borrowings on lines of credit                 3,723     8,779       3,576
Capital lease payments                              (139)     (139)        (77)
Issuance of warrants                                   -         -         247
Increase in deferred financing costs                   -         -        (110)
                                               ---------  --------  ----------
Net cash provided by financing
 activities                                        3,198    11,708      44,530
Effect of exchange rates on cash                   1,591    (2,176)       (909)
                                               ---------  --------  ----------
Net increase in cash and cash
 equivalents                                       9,223    15,898      47,615
Cash and cash equivalents at beginning
 of year                                          64,715    48,817       1,202
                                               --------- ---------  ----------
Cash and cash equivalents at end of year       $  73,938 $  64,715  $   48,817
                                               ========= =========  ==========

Supplemental Disclosures:
Cash paid during the year for interest         $    895  $     267  $    1,469
                                               ========  =========  ==========
Cash paid during the year for income taxes     $  7,325  $   2,709  $    2,989
                                               ========  =========  ==========
Noncash investing and financing activites:
Equipment acquired through capital leases      $      -  $      53  $      287
                                               ========  =========  ==========
Tax benefit from exercise of stock options     $  3,682  $   4,107  $    3,488
                                               ========  =========  ==========

                             See accompanying notes

                          Metrologic Instruments, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                  (dollars in thousands, except per share data)

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Revenue for the sale of software licenses is recognized when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the software; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection from the customer is probable. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured. As it relates to the general Post-Contract Customer Support ("PCS") clauses within each of the contracts, we currently do not have any vendor specific objective evidence ("VSOE") of fair value to bifurcate the PCS from the license fee element. In addition, we believe that we meet each of the four criteria which allows us to recognize the revenue together with the license fee at the onset of the license period, assuming delivery of the software has taken place.

Advertising Expenses

The Company expenses all advertising costs as incurred and classifies these costs in selling, general and administrative expenses. Advertising expenses for fiscal years 2005, 2004, and 2003 were $2.9 million, $2.4 million, and $2.0 million, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is generally determined on the straight-line method for building and improvements over estimated useful lives of 31 to 40 years and on an accelerated method for machinery and equipment over estimated useful lives of 3 to 15 years.

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

Internal Use Software

Costs incurred in the development or purchase of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company has capitalized $3,278 and $3,127 of software obtained for internal use through December 31, 2005 and December 31, 2004, respectively. Capitalized software costs are amortized on a straight-line basis over seven years. Amortization related to the capitalized software was $576, $487, and $339 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 provides guidance on accounting for goodwill and intangible assets with indefinite useful lives and prohibits the amortization of these assets. Intangible assets with finite lives continue to be amortized over their estimated useful lives. Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible writedown on an annual basis. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in the process. The Company completed its annual impairment tests in 2005, 2004 and 2003 and determined that there were no goodwill impairments to be recognized.

Long-Lived Assets

The Company evaluates impairment of its intangible and other long-lived assets, other than goodwill, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which has been adopted by the Company as of January 1, 2002. SFAS 144 provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions." When indicators of impairment exist, the Company will compare the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If impairment exists, any adjustment will be determined by comparing the carrying amount of the impaired asset to its fair value. The Company considers all impaired assets "to be held and used" until such time as management commits to a plan to dispose of the impaired asset. At that time, the impaired asset is classified as "to be disposed of" and is carried at its fair value less its cost of disposal. No assets were determined to be impaired in 2005, 2004 and 2003 and the adoption of SFAS 144 had no effect on the Company's financial position or its results of operations.

Foreign Currency Translation

The financial statements of Metrologic's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in other comprehensive loss in the consolidated financial statements. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

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

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year and diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding for the year plus the dilutive effect of stock options. The following shares were not included in the computation of diluted earnings per share because the option prices were above the average market price of the company's common stock, (in thousands): 803, 217, and 0 in 2005, 2004 and 2003, respectively.

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

Accounting for Stock Options

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized. Had compensation expense for the Company's stock option plan been determined based upon the fair value at the grant date using the Black Scholes pricing model prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share would approximate the pro-forma amounts as follows:



                                                      2005      2004     2003
                                                      ----      ----     ----
         Net income:
            As reported                             $17,813   $22,680  $13,881
            Deduct:  (total stock-based employee
            compensation expense determined
            under fair value based method, net of
            related taxes)                           (3,449)     (741)    (778)
                                                    -------   -------  -------
            Pro forma                               $14,364   $21,939  $13,103
                                                    =======   =======  =======
         Net income per share:
               Basic:
                  As reported                       $  0.80   $  1.06  $  0.79
                  Pro forma                            0.65      1.02     0.74
               Diluted:
                  As reported                       $  0.77   $  0.99  $  0.72
                  Pro forma                            0.62      0.95     0.68


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

The Company formally designates and documents each derivative financial instrument as a hedge of a specific underlying exposure as well as the risk management objectives and strategies for entering into the hedge transaction upon inception. The Company also assesses whether the derivative financial instrument is effective in offsetting changes in the fair value of cash flows of the hedged item. The Company recognized no gain or loss related to hedge ineffectiveness in 2005, 2004 or 2003, respectively.

The Company has historically utilized derivative financial instruments to hedge the risk exposures associated with foreign currency fluctuations for payments from the Company's international subsidiaries denominated in foreign currencies. These derivative instruments are designated as either fair value or cash flow hedges, depending on the exposure being hedged, and have maturities of less than one year. Gains and losses on these derivative financial instruments and the offsetting losses and gains on hedged transactions are reflected in the Company's statement of operations. The Company does not use these derivative financial instruments for trading purposes. At December 31, 2005, the Company had no derivative financial instruments outstanding.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP No. 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company has repatriated approximately $17 million of foreign earnings from its China subsidiary during the quarter ended December 31, 2005. The repatriation of these foreign earnings has provided an income tax benefit of approximately $3.1 million, as deferred taxes had been provided on a portion of these earnings in prior years. The Company has adjusted its tax expense and deferred tax liability to reflect the repatriation provisions of the Jobs Act in the financial statements for the year ended December 31, 2005.

In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 ("FSP No. 109-1"), "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion ("ETI") for foreign sales. The deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return. The net effect of the phase out of the ETI and the phase in of this new deduction did not result in a material change in its effective tax rate for fiscal year 2005 and the Company does not expect that this will result in a material change in 2006, based on current earnings levels.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission Rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first fiscal year beginning after June 15, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006, using the prospective method. The Company expects to continue using the Black-Scholes valuation model in determining the fair value of share-based payments to employees. SFAS No. 123R will also require the Company to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in its consolidated statement of cash flows. The Company is continuing to evaluate the requirements of SFAS No. 123R and Staff Accounting Bulletin No. 107 and currently expects that the adoption of SFAS No. 123R will result in an increase in compensation expense in 2006 of approximately $2 million to $3 million, excluding the estimated impact of 2006 share-based awards. However, uncertainties, including the Company's future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense recognized in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in Note 2 to the consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143". This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective December 31, 2005. The adoption of this statement did not have a material effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

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

Reclassifications

Certain reflaccifications have bgeen made to prior years balances in order to conform to the 2005 presentation.


3.       Inventory

Inventory consists of the following:

                                                       December 31,
                                                    2005          2004
                                                    ----          ----

                          Raw materials          $  10,368    $  7,534
                          Work-in-process            4,316       2,320
                          Finished goods            14,680      14,011
                                                 ---------    --------
                                                 $  29,364    $ 23,865
                                                 =========    ========


4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                              December 31,
                                                             2005      2004
                                                             ----      ----

                Land                                      $  1,331  $  1,312
                Buildings and improvements                  11,773    11,387
                Machinery and equipment                     26,208    23,477
                Capitalized internal use software            3,278     3,127
                Capitalized software development costs         546       546
                                                          --------  --------
                                                            43,136    39,849
                Less accumulated depreciation               22,734    20,381
                                                          --------  --------
                                                          $ 20,402  $ 19,468
                                                          ========  ========

Machinery and equipment included $345 and $438 under capital leases as of December 31, 2005 and 2004, respectively. Accumulated depreciation on these assets was $124 and $121 as of December 31, 2005 and 2004, respectively. Depreciation expense on the Company's property, plant and equipment was approximately $3,600, $3,500, and $2,900, for 2005, 2004, and 2003,
respectively.

5.      Goodwill and Other Intangible Assets

Goodwill

The changes in the net carrying amount of goodwill for the years ended 2005, 2004 and 2003 consist of the following:


                                            Data     Industrial
                                          Capture &  Automation/
                                          Collection   Optical     Total
                                           --------   --------   --------

     Balance as January 1, 2003            $  4,497   $ 10,678   $ 15,175
     Purchase of minority interest
        in subsidiaries                       1,548          -      1,548
     Currency translation adjustments           813          -        813
                                           --------   --------   --------
     Balance as of December 31, 2003       $  6,858   $ 10,678   $ 17,536
     Purchase of minority interest
        in subsidiaries                       6,157          -      6,157
     Currency translation adjustments           914          -        914
                                           --------   --------   --------
     Balance as of December 31, 2004       $ 13,929   $ 10,678   $ 24,607
     Purchase of minority interest
       in subsidiaries                        2,486          -      2,486
     Currency translation adjustments        (1,348)         -     (1,348)
                                           --------   --------   --------
     Balance as of December 31, 2005       $ 15,067   $ 10,678   $ 25,745
                                           ========   ========   ========

Other Intangibles

The Company has other intangible assets with a net book value of $17.4 million and $18.9 million as of December 31, 2005 and December 31, 2004, respectively.

The following table reflects the components of identifiable intangible assets:


                                     December 31, 2005     December 31, 2004
                                   --------------------- --------------------
                       Amortizable  Gross    Gross        Gross     Gross
                           Life    Carrying Accumulated  Carrying Accumulated
                         (years)    Amount  Amortization  Amount  Amortization
                       ----------- --------------------- ---------------------

Computer software           5      $11,920  $(2,971)    $11,810     $  (589)
Patents and Trademarks     17        9,207   (2,901)      8,197      (2,400)
Holographic Technology     10        1,082   (1,062)      1,082        (946)
License Agreements         17        2,750   (1,075)      2,000        (941)
Covenants not to compete    3          700     (292)        700         (58)
                                   -------  -------     -------     -------
                                   $25,659  $(8,301)    $23,789     $(4,934)
                                   =======  =======     =======     =======

The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate, and has recorded $3,367, $1,321 and $620 of amortization expense for 2005, 2004 and 2003, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be $3,400, $3,400, $3,300, $2,700 and $1,000, respectively.

6.      Accrued Expenses

Accrued expenses consist of the following:

                                                December 31,
                                             2005          2004
                                             ----          ----

     Accrued compensation                $   5,171     $   3,792
     Accrued corporate taxes                 2,453         1,848
     Accrued marketing                       2,202         1,168
     Accrued commissions                     1,639         1,377
     Accrued other taxes                       672         1,001
     Product warranty                        1,074         1,139
     Accrued professional fees               1,233         1,321
     Accrued rent                              755           773
     Accrued royalties                         223           212
     Accrued symbol litiation contingency   14,383             -
     Other                                   2,704         3,647
                                         ---------      --------
                                         $  32,509     $  16,278
                                         =========     =========

7.       Debt

Credit Facility

In October 2003, the Company paid all outstanding borrowings and terminated its Amendment to the Amended and Restated Credit Agreement with its primary bank lenders. As a result, the Company recorded a charge to income of $86 for unamortized deferred financing fee in the fourth quarter of 2003. The Amendment, which extended the Amended and Restated Credit Agreement until January 31, 2006, provided for a $13,000 revolving credit facility and a $4,500 term loan. Security interest in the Company's assets and properties were granted to the bank as security for borrowings under the Amendment and the Amended and Restated Credit Agreements. A portion of the outstanding borrowings under the Amended and Restated Credit Agreement were guaranteed by C. Harry Knowles, Chairman and former Chief Executive Officer, and his spouse, Janet Knowles, a Director and Vice President, Administration. In connection with the Amendment, the personal guarantee by C. Harry Knowles and Janet Knowles were released. The Company currently has no domestic revolving credit facility or term loan agreements in effect.

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

In order to provide the Company with sufficient subordinated financing within the time period required to meet the terms of the Payoff Agreement which provided a $2,200 gain, in January 2003, the Company issued a $4,260 subordinated note to C. Harry Knowles, its Chairman and former Chief Executive Officer, and his spouse, Janet H. Knowles, a Director and Vice President, Administration. The subordinated note bore interest at 10.0% and required 60 monthly principal payments of $36 with the balance of $2,130 due in January 2008. In connection with this note, the Company issued a common stock purchase warrant, expiring on January 31, 2013, to Mr. and Mrs. Knowles to purchase 195,000 shares of its common stock at an exercise price of $3.47 per share, which was the fair market value on the date of issuance. These warrants were valued at the time of issue at $247 in aggregate, and the resulting original issue discount was to be amortized into interest expense over the life of the subordinated note. The subordinated note to Mr. and Mrs. Knowles was paid in full in October 2003 and the unamortized original issue discount of $214 was recognized as a charge to interest expense in the fourth quarter of 2003.

Lines of Credit

Certain of the Company's European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale, La Caixa and HSBC Bank. Outstanding borrowings under the working capital agreement with HypoVereinsbank, Dresner and HSBC have been guaranteed by the parent company. These agreements provide the Company with availability of up to $19.1 million, using December 31, 2005 exchange rates, at interest rates ranging from 3.1% to 6.5%. In addition, the Company's subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to 0.6 million real or $0.3 million, using December 31, 2005 exchange rates. At December 31, 2005 and 2004, $16.0 million and $14.1 million were outstanding under such agreements, and accordingly, are included in lines of credit in our consolidated balance sheets.

Other

In connection with the acquisition of Omniplanar, the Company signed a promissory note with a discounted value of $3.8 million. During the year ended December 31, 2005, the Company paid $1.9 million with the remaining $1.9 million payable in March 2006. On September 1, 2005 the Company entered into a Cross-License Agreement with Intermec IP Corp., a division of Intermec Inc., which includes a license origination fee of $0.8 million. The Company paid $0.4 million during the year ended December 31, 2005. The remaining scheduled payment of $0.4 million will be paid proportionally in April and July 2006.

Notes payable consist of the following:

                                                 December 31,
                                             2005          2004
                                             ----          ----

       Promissory notes                    $ 2,009     $   3,933
       Capital lease obligations                63           209
       Others                                  375             -
                                           -------     ---------
                                             2,447         4,142
       Less: current maturities              2,444         2,127
                                           -------     ---------
                                           $     3     $   2,015
                                           =======     =========



8.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and are disclosed in the consolidated balance sheets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                       2005      2004
                                                       ----      ----
   Deferred tax assets:
     Net operating loss carryforwards                $   305   $    376
     Tax credit carryovers                               189        405
     Reserves on current assets                          744        688
     Inventory capitalization                            203        152
     Warranty reserve                                    437        430
     License reserve                                   5,941        667
     Other                                               587        425
                                                     -------   --------
                                                       8,406      3,143
                                                     -------   --------
  Deferred tax liability:
    Advance license fee                                  389        396
    Unrealized gain on foreign currency                  374        482
    Depreciation and amortization                        879        955
    U.S. taxes on unremitted earnings                  1,408      4,261
    Other                                                301         80
                                                     -------   --------
                                                       3,351      6,174
                                                     -------   --------
 Net deferred tax asset/(liability)                  $ 5,055   $ (3,031)
                                                     =======   ========


Significant components of the provision for income taxes are as follows:

                                                    Year ended December 31,
                                                  2005       2004        2003
                                                  ----       ----        ----
                    Current:
                         Federal               $  8,944  $   7,942   $   3,196
                         Foreign                  2,280      1,989         920
                         State                    1,842        (37)      1,410
                                               --------  ---------   ---------
                    Total current                13,066      9,894       5,526
                    Deferred:
                         Federal                 (6,937)     2,039       1,702
                         Foreign                   (205)       (90)          -
                         State                     (910)      (675)        (68)
                                               --------  ---------   ---------
                    Total deferred               (8,052)     1,274       1,634
                                               --------  ---------   ---------

        Provision for income taxes             $  5,014  $  11,168   $   7,160
                                               ========  =========   =========

The effective income tax rate of 22.0%, 33.0% and 34.0% for the years ended December 31, 2005, 2004, and 2003, respectively, differs from the federal statutory rate of 34% for 2003 and 2004 respectively and 35% for 2005 because of the difference in treatment of certain expense items for financial and income tax reporting purposes and state and foreign taxes. A reconciliation between the statutory provision and the provision for financial reporting purposes is as follows:

                                                          December 31,
                                                   2005      2004       2003
                                                   ----      ----       ----

     Statutory federal tax provision           $   7,990  $ 11,508   $   7,154
     State income taxes, net of
       federal income tax benefit                    655      (470)        886
     Foreign income tax rate differential         (1,528)   (1,837)     (1,443)
     US taxes provided on foreign income          (1,731)    2,720       1,191
     Tax credits/carryforwards                      (295)     (473)          -
     Gain on extinguishment of debt                    -         -        (748)
     Other, net                                      (77)     (280)        120
                                               ---------  --------   ---------
     Provision for income taxes                $   5,014  $ 11,168   $   7,160
                                               =========  ========   ==========


The Company has state net operating loss carryforwards of $5,468 and they generally begin to expire in 2009. The Company also has state tax credit carryforwards of $291 that begin to expire in 2013.

The Company's earnings in China were not subject to local income taxes in the years 2002 through 2003. In addition, the Company will pay income taxes at 50% of the local statutory rate for the years 2004 through 2006. The Company has provided deferred income taxes on $4,000 of taxable income in China at U.S. statutory rates as it is the Company's intention to repatriate such earnings.

The Company's cumulative undistributed earnings of foreign subsidiaries that are expected to be reinvested indefinitely, for which no incremental U.S. income or foreign withholding taxes have been recorded, approximated $9,148 at December 31, 2005.

9.       Related Party Transactions

The Company's principal shareholder, Director and Chairman of the Board C. Harry Knowles and his spouse, Janet H. Knowles, the Company's Vice President, Administration, Treasurer and Director, owned and leased to the Company certain real estate utilized in the operation of the Company's business. Lease payments made to these related parties were approximately $1,209 for the year ended December 31, 2003. Under the terms of the Amended and Restated Credit Agreement, no rental payments were paid to Mr. and Mrs. Knowles during the term of the Amended and Restated Credit Agreement. The unpaid, accrued portion of the rental payments were repaid to Mr. and Mrs. Knowles during 2003 after the Amendment to the Amended and Restated Credit Agreement was executed. The lease for the real estate was replaced in January 2003 with a new lease which was due to expire in December 2012. In December 2003, the Company purchased the real estate from Mr. & Mrs. Knowles for approximately $4.79 million, which was less than the fair market values contained in two independent appraisals.

The accounting firm in which Stanton L. Meltzer, a director of the Company, is a principal, charged fees of approximately $4 and $50 for tax consulting services performed for the Company during the years ended December 31, 2004 and 2003, respectively. The 2004 payments were made prior to the Annual Shareholders meeting in May 2004.

The investment banking company of Janney Montgomery Scott LLC ("JMS") in which William Rulon-Miller, a director of the Company, serves as Senior Vice President and Director of Investment Banking charged fees totaling approximately $175 in 2003 in connection with assisting the Company with its plans to refinance its bank debt and restructure its overall debt position along with the acquisition of AOA.

10.      Commitments & Contingencies

Operating Leases

The Company has entered into operating lease agreements with unrelated companies to lease manufacturing and office equipment, office space and vehicles for its foreign subsidiaries.

Future minimum lease payments required under the lease agreements as of December 31, 2005 are $3,112 in 2006, $2,704 in 2007, $2,488 in 2008, $1,965 in 2009,
$1,917 in 2010 and $1,953 thereafter. Rental expenses paid to third parties for 2005, 2004 and 2003 were approximately $3,300, $2,992, and $3,402, respectively.

Cross-Licensing Agreement and Settlement of Patent Litigation

In December 1996, the Company and Symbol Technologies, Inc. ("Symbol") executed an extensive cross-license of patents (the "Symbol Agreement") for which the Company and Symbol pay royalties to each other under certain circumstances effective January 1, 1996. In connection with the Symbol Agreement, the Company paid Symbol an advance license fee of $1 million in December 1996 and another $1 million in quarterly installments of $125 over the subsequent two years ended December 1998. The Company has amended the Symbol Agreement providing for additional patent licenses whereby the Company and Symbol make recurring periodic royalty payments. Royalty payments under the Symbol Agreement amounted to $811, $1,942, and $1,869 in 2005, 2004, and 2003, respectively. The Company recorded royalty income from Symbol under the agreement of $382, $1,330, and $1,157 in 2005, 2004 and 2003, respectively. The parties are currently in litigation with respect to the Symbol Agreement. For further discussions on the litigation, see Item C below in "Other Legal Matters."

Other Legal Matters

The Company filed domestic and foreign patent applications to protect its technological position and new product development. When the Company believes competitors are infringing on these patents, the Company may pursue claims or other legal action against these parties. Additionally, from time-to-time, the Company may receive legal challenges to the validity of its patents or allegations that its products infringe the patents of others.

The Company is currently involved in matters of litigation arising in the normal course of business including the matters described below. The Company believes that such litigation either individually or in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows, except as noted below.

A.       Symbol Technologies, Inc. et al. v. the Lemelson Partnership
On July 21, 1999, we and six other leading members of the Automatic Identification and Data Capture Industry (the "Auto ID companies") jointly initiated litigation against the Lemelson Medical, Educational, & Research Foundation, Limited Partnership (the "Lemelson Partnership"). The suit which was commenced in the U.S. District Court, District of Nevada in Reno, Nevada, and later transferred to the U.S. District Court in Las Vegas, Nevada, requested a declaratory judgment that certain patents owned by the Lemelson Partnership were not infringed, invalid and/or unenforceable for a variety of reasons. The trial on this matter was held from November 2002 through January 2003. On January 23, 2004, the Judge issued a decision in favor of the Auto ID companies finding that the patents in suit were not infringed, invalid and unenforceable. The Lemelson Partnership appealed this decision to the Court of Appeals for the Federal Circuit which upheld the trial court's decision in its September 2005 ruling. A request for a rehearing by the Lemelson Partnership was denied.

B.       Metrologic v. PSC Inc. and PSC Scanning, Inc. v. Metrologic

On October 13, 1999, we filed suit for patent infringement against PSC Inc. in the U.S. District Court for the District of New Jersey. On May 17, 2004, PSC Scanning, Inc. ("PSC") filed suit against the Company in the U.S. District Court for the District of Oregon alleging claims of patent infringement of certain of its patents by at least one Metrologic product. On August 29, 2005, the parties entered into a settlement agreement which resolved all outstanding litigation between the parties. Key features of the settlement include a payment of $2.25 million in cash by PSC, discounts on certain products from PSC and covenant not to sue each other under defined sets of patent rights for product configurations that were sold prior to March 16, 2005. The cash settlement of $2.25 million was recorded as income during the third quarter of 2005 and is reflected in Other income (expenses) in our Consolidated Statement of Operations. The product discount arrangement within the settlement agreement will be recorded in our Consolidated Statement of Operations when realized.

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

In August, 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest. Symbol filed a motion to enter the judgment with the U.S. Federal District Court in the Southern District of New York. The Company filed its motion to vacate the arbitrator's award in the same court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. As of December 31, 2005 the Company has accrued $14.4 million reflecting royalties and interest due in accordance with the judgment through December 31, 2005. We expect future royalty payments to cease on these products during the second quarter of 2006 as a result of already-implemented actions.

D.       Metrologic v. Symbol Technologies, Inc.

On June 18, 2003, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Symbol Agreement. The court will hear arguments on the construction of the claims in the patents in suit in March 2006 and a trial is currently scheduled for September 2006.

E.       Metrologic v. Symbol Technologies, Inc.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. The parties have filed cross motions for summary judgment and dismissal and those motions are currently pending before the court.

F.       Symbol Technologies, Inc. v. Metrologic

On September 23, 2005, Symbol filed suit against the Company in the U. S. District Court in the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court in the Eastern District of Texas have been stayed pending the outcome of the matter before the ITC. It is expected that a trial will be held in June 2006 in the ITC with a decision later this year. Metrologic stands firm, in its belief, that its products do not infringe Symbol's patents. Metrologic will vigorously defend these new allegations of patent infringement.

G.       Symbol Technologies, Inc. v. Metrologic

On March 6, 2006, we were served with a lawsuit that was filed on November 4, 2005 by Symbol in the U.S. District Court in the Eastern District of Texas alleging patent infringement.

We are not aware of any other legal claim or action against us, which could be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.      Retirement Plans

The Company maintains a noncontributory defined contribution cash or deferred profit sharing plan covering substantially all employees. Contributions are determined by the Chief Executive Officer and are equal to a percentage of each participant's compensation. No contributions were made to the Plan for the three years ended December 31, 2005.

Additionally, the Company maintains an employee funded Deferred Compensation Retirement 401(k) Plan, contributions to which are partially matched by the Company at a rate of 60% on the first six percent of employee's earnings. Contribution expenses were $812, $697, and $599 in 2005, 2004, and 2003, respectively.

12.      Financial Reporting for Business Segments and Geographical Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in 2005, 2004 or 2003. The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture & Collection and Industrial Automation/Optical Systems.

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. A summary of the business segment operations for 2005, 2004 and 2003 is included below:


                                             2005        2004        2003
                                             ----        ----        ----
Business segment net sales:
  Data Capture & Collection              $ 169,749     140,171     112,817
  Industrial Automation/Optical Systems     40,704      37,784      25,194
                                         ---------     -------     -------
     Total                                 210,453     177,955     138,011
                                         ---------     -------     -------

Business segment gross profit:
  Data Capture & Collection              $  79,928      69,814      49,954
  Industrial Automation/Optical Systems     10,887      11,914       8,403
                                         ---------     -------     -------
     Total                                  90,815      81,728      58,357
                                         ---------     -------     -------

Business segment operating income:
  Data Capture & Collection              $  18,724      27,413      18,129
  Industrial Automation/Optical Systems      2,208       4,276       2,015
                                         ---------     -------     -------
     Total                                  20,932      31,689      20,144
                                         ---------     -------     -------

Total other income                       $   1,895       2,159         897
                                         ---------     -------     -------
Income before income taxes               $  22,827      33,848      21,041
                                         ---------     -------     -------

Business segment total assets:
  Data Capture & Collection              $ 186,114     147,963     116,631
  Industrial Automation/Optical Systems     40,068      44,564      23,269
                                         ---------     -------     -------
     Total                               $ 226,182     192,527     139,900
                                         ---------     -------     -------


Geographical Information

Geographic results are prepared on a "country of destination" basis, meaning that net sales are included in the geographic area where the customer is located. Assets are included in the geographic area in which the selling entities are located.

The following table details the geographic distribution of the Company's sales and long-lived assets.


                     2005                 2004                2003
              ------------------  -------------------  ------------------
                        Long-Lived          Long-Lived           Long-Lived
                Sales    Assets(a) Sales     Assets(a)   Sales    Assets(a)
              --------  --------  --------   --------  --------  --------
The Americas  $100,757  $ 44,828  $ 85,731     45,159  $ 65,547    32,333
EMEA            83,593    14,896    70,819     14,081    57,474     7,128
APAC            26,103     3,781    21,405      3,690    14,990     1,627
              --------  --------  --------   --------  --------  --------
              $210,453  $ 63,505  $177,955   $ 62,930  $138,011  $ 41,088

(a) Represents property, plant and equipment, net, goodwill, computer software, net and other intangibles, net


13.      Incentive Plan

During 2004, the Company's Board of Directors adopted the 2004 Equity Incentive Plan as the 1994 Incentive Plan had expired. The Company's Board of Directors have granted incentive and non-qualified stock options pursuant to the Company's Incentive Plans to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the 2004 Equity Incentive Plan is 1,500,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Plan. An aggregate of 889,500 shares were available for grant under the 2004 Equity Incentive Plan at December 31, 2005. Options granted under the 2004 Equity Incentive Plan become exercisable over periods ranging from one to four years. Each option shall expire no more than ten years after becoming exercisable.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.93% in 2005 and 4.25% in 2004; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 72% for 2005 and 2004; and a weighted-average expected life of the option of 6.25 years for 2005 and 2004.

A summary of the Company's stock option activity, and related information for the years ended December 31, 2003, 2004, and 2005 follows:


                                                Options     Weighted-Average
                                             (in thousands)  Exercise Price

          Outstanding - January 1, 2003          3,276         $    3.01
          Granted                                    -                 -
          Exercised                               (933)             3.60
          Canceled                                 (22)             3.40
                                                ------

          Outstanding - December 31, 2003        2,321         $    2.78
          Granted                                  353             20.08
          Exercised                               (965)             3.21
          Canceled                                 (18)             1.48
                                                ------

          Outstanding, December 31, 2004         1,691         $    6.16
          Granted                                  577             20.07
          Exercised                               (528)             2.83
          Canceled                                 (25)            15.57
                                                ------
          Outstanding, December 31, 2005         1,715         $   11.73
                                                ======

          Exercisable at December 31, 2005         759
                                                ======
          Weighted-average fair value of
            options granted during 2005        $ 12.04
                                               =======

Approximately 2,799,500 shares of common stock have been reserved for future issuance, consisting of 1,715,000 shares for outstanding options under the Company's Incentive Plans, 889,500 shares available for grant under the Company's 2004 Equity Incentive Plan and 195,000 shares for warrants issued to Mr. and Mrs. Knowles.

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2005:


                          Options Outstanding           Options Exercisable
                  ----------------------------------- -----------------------
                               Weighted
                                Average     Weighted                Weighted
                               Remaining    Average                 Average
Range of Exercise             Contractual   Exercise                Exercise
prices per share     Shares      Life        Price       Shares      Price
-----------------------------------------------------------------------------
$ 1.48 - $ 1.48     491,070      6.69     $     1.48    312,870    $     1.48
$ 2.49 - $ 3.07     111,589      5.05     $     2.80    111,589    $     2.80
$ 3.08 - $ 3.44     102,810      3.81     $     3.44    102,810    $     3.44
$ 3.45 - $ 4.86      97,419      2.66     $     4.42     97,419    $     4.42
$ 4.87 - $20.00     208,665      8.48     $    17.48     81,166    $    17.38
$20.01 - $22.20     603,000      9.02     $    20.13     13,125    $    20.30
$22.21 - $25.00     100,000      8.47     $    25.00     40,000    $    25.00

                  ---------   -------     ----------  ---------    ----------
$ 1.48 - $25.00   1,714,553      7.32     $    11.73    758,979    $     5.58

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

15.       Acquisitions

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $12,851 including acquisition costs and assumed liabilities. The Company paid $9,050 at closing and $1,950 during the year ended December 31, 2005, and will pay an additional $1,950 in March 2006. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to the Company's technology portfolio. The Company has licensed the SwiftDecoder software since the year 2000 for use in its iQ line of industrial vision-based products. The Company intends to make use of this software's unique decoding ability in other products as well. The assets acquired have been recorded at their estimated fair values. The consolidated financial statements reflect the results of Omniplanar since the effective date of the acquisition. The pro forma results of operations have not been provided because the effects were not material. The results of operations for Omniplanar have been included in the Industrial Automation Optical Systems business segment.

In connection with the acquisition, the Company allocated $12,620 to identifiable intangible assets comprising $11,920 of computer software which is being amortized over 5 years and $700 to a non-compete agreement which is being amortized over 3 years.

The following table summarizes the allocation of the purchase price of assets recorded at the date of acquisition.

                        Assets:
                        Cash and cash equivalents       $         5
                        Accounts receivable                     455
                        Deferred income taxes                   555
                        Identifiable intangible assets       12,620
                                                             ------
                           Total assets acquired             13,635
                                                             ------
                        Liabilities:
                        Accrued expenses                         88
                        Deferred contract revenue               141
                        Deferred income taxes                   555
                                                             ------
                           Total liabilities assumed            784
                                                             ------
                              Net assets acquired        $   12,851
                                                             ======

The Company accounted for this acquisition under the purchase method of accounting.

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed three promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. The Company paid the scheduled payments of $75 on February 4, 2005 and 2004, respectively, and will pay the remaining payment of $75 on February 4, 2006.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI for a purchase price of 5,900 euros. Payments were being made in twelve quarterly installments over three years which commenced August 5, 2003 with a scheduled maturity date of April 3, 2006. On December 1, 2005, the Company accelerated the payments and purchased all the remaining minority interest. During the year ended December 31, 2005, the Company purchased the outstanding interest of 23% for approximately 2.7 million euros or $3.2 million at the exchange rate on December 31, 2005. The Company now owns 100% of MEI.

Metrologic Eria France ("MEF")

On March 19, 2004, the Company purchased the remaining 49% minority interest of MEF for a purchase price of 3,600 euros, or $4,300 at the exchange rate on March 31, 2004. The Company now owns 100% of MEF.

Supplementary Data

The following tables present unaudited quarterly operating results for the Company for each quarter of 2005 and 2004. This information has been derived from unaudited financial statements and includes all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.


              Quarterly Consolidated Operating Results (Unaudited)
                      (in thousands except per share data)

                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2005       2005        2005        2005
                                 ---------  ---------   ---------   ---------
Sales                            $  46,851  $  48,604   $  54,005   $  60,993
Cost of sales                       26,733     27,044      30,341      35,520
                                 ---------  ---------   ---------   ---------
Gross profit                        20,118     21,560      23,664      25,473

Selling, general and
  administrative expenses           11,395     12,139      11,423      13,805
Symbol litigation contingency            -          -           -      12,600
Research and development
  expenses                           1,952      2,218       2,354       1,997
                                 ---------  ---------   ---------   ---------
Operating income                     6,771      7,203       9,887      (2,929)

Other income (expenses)
   Interest income                     285        416         410         515
   Interest expense                   (263)      (304)       (287)       (192)
   Foreign currency
     transaction loss                 (684)       (42)       (183)        (38
   Litigation settlement                 -          -       2,250           -
   Other, net                          (13)        (3)        (46)         74
                                 ---------  ---------   ---------   ---------
   Total other income (expenses)      (675)        67       2,144         359
                                 ---------  ---------   ---------   ---------
Income before provision
  for income taxes                   6,096      7,270      12,031      (2,570)

Provision (benefit) for
  income taxes                       2,195      2,617       4,331      (4,129)
                                 ---------  ---------   ---------   ---------
Net income                       $   3,901  $   4,653   $   7,700   $   1,559
                                 =========  =========   =========   =========
Basic earnings
  per share

   Weighted average
   shares outstanding               21,907     22,136       22,202     22,271
                                 =========  =========    =========  =========
   Basic earnings
     per share                   $    0.18  $    0.21    $    0.35  $    0.07
                                 =========  =========    =========  =========
Diluted earnings
  per share

   Weighted average
     shares outstanding             21,907     22,136       22,202     22,271
   Net effect of dilutive
     securities                      1,217        940          901        879
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share             23,124     23,076       23,103     23,150
                                 =========  =========    =========  =========
   Diluted earnings per
     share                       $    0.17  $    0.20    $    0.33  $    0.07
                                 =========  =========    =========  =========

Supplementary Data (Con't)

              Quarterly Consolidated Operating Results (Unaudited)
                      (In thousands except per share data)

                                             Three Months Ended
                                 March 31,  June 30,  September 30, December 31,
                                    2004       2004        2004        2004
                                 ---------  ---------   ---------   ---------
Sales                            $  39,700  $  40,990   $  44,156   $  53,109
Cost of sales                       20,049     22,749      24,088      29,341
                                 ---------  ---------   ---------   ---------
Gross profit                        19,651     18,241      20,068      23,768

Selling, general and
  administrative expenses            9,374      9,099      10,997      13,048
Research and development
  expenses                           1,723      2,124       1,824       1,850
                                 ---------  ---------   ---------   ---------
Operating income                     8,554      7,018       7,247       8,870

Other income (expenses)
   Interest income                     110        138         170         206
   Interest expense                    (99)      (114)       (107)       (121)
   Foreign currency
     transaction (loss) gain          (238)      (227)        330       2,393
   Other, net                          (88)       (72)        (88)        (34)
                                 ---------  ---------   ---------   ---------
   Total other income (expenses)      (315)      (275)        305       2,444
                                 ---------  ---------   ---------   ---------
Income before provision
  for income taxes                   8,239      6,743       7,552      11,314

Provision for
  income taxes                       3,131      2,562       2,870       2,605
                                 ---------  ---------   ---------   ---------
Net income                       $   5,108  $   4,181   $   4,682   $   8,709
                                 =========  =========   =========   =========
Basic earnings
  per share

   Weighted average
   shares outstanding               21,151     21,504       21,555     21,679
                                 =========  =========    =========  =========
   Basic earnings
     per share                   $    0.24  $    0.19    $    0.22  $    0.40
                                 =========  =========    =========  =========
Diluted earnings
  per share

   Weighted average
     shares outstanding             21,151     21,504       21,555     21,679
   Net effect of dilutive
     securities                      1,816      1,450        1,393      1,348
                                 ---------  ---------    ---------  ---------
   Total shares outstanding
     used in computing diluted
     earnings per share             22,967     22,954       22,948     23,027
                                 =========  =========    =========  =========
   Diluted earnings per
     share                       $    0.22  $    0.18    $    0.20  $    0.38
                                 =========  =========    =========  =========

Schedule II - Valuation and Qualifying Accounts


                  Years ended December 31, 2005, 2004, and 2003
                        (All dollar amounts in thousands)

                                                2005     2004     2003
                                               ------   ------   ------

Allowance for possible losses on accounts and
  notes receivable:
     Balance at beginning of year              $  544   $  485   $  341
     Additions charged to expense                 192      135      123
     Write-offs                                   (85)     (99)     (64)
     Currency translation and other               (24)      23       85
                                               ------   ------   ------

Balance at end of year                         $  627   $  544   $  485
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

Management's annual report on the Company's internal control over financial reporting and the independent registered public accounting firm's attestation report are included in the Company's 2005 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings "Report of Management on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting", respectively, and is incorporated herein by reference.

During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Item 14, Principal Accountant Fees and Services, is incorporated herein by reference to the Registrant's definitive proxy statement for its 2006 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year ended December 31, 2005.

                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules

         (a)      The following documents are filed as part of this report:

                  1.       Financial Statements

                                    The following consolidated financial
                                    statements of Metrologic Instruments, Inc.
                                    and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

                                    Report of Management on Internal Control
                                    Over Financial Reporting

                                    Report of Independent Registered Public
                                    Accounting Firm on Internal Control Over
                                    Financial Reporting

                                    Report of Independent Registered Public
                                    Accounting Firm on Financial Statements and
                                    Schedule

                                    Consolidated Balance Sheets at December 31,
                                    2005 and 2004

                                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005, 2004 and 2003

                                    Consolidated Statements of Stockholders'
                                    Equity for each of the three years in the
                                    period ended December 31, 2005, 2004 and
                                    2003

                                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005, 2004 and 2003

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

                                    3.3 Certificate of Amendment to the
                                    Certificate of Incorporation of Metrologic
                                    Instruments, Inc. dated October 20, 2003 effecting the two for one stock split (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                    2003).

                                    3.4 Certificate of Amendment to the
                                    Certificate of Incorporation of Metrologic
                                    Instruments, Inc. dated June 6, 2003
                                    effecting the three for two stock split
                                    (incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

                                    10.3  Indemnification Agreement between
                                    Metrologic Instruments, Inc. and C. Harry
                                    Knowles and Janet H. Knowles (incorporated by reference to Exhibit 10.9 to the Registrant's Registration statement on Form S-1 (Reg. No. 33-78358)).

                                    10.4  Agreement between Symbol Technologies,
                                    Inc. and Metrologic Instruments, Inc. dated
                                    December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14,
                                    1997).

                                    10.5  First Amendment to Metrologic
                                    Instruments, Inc. 1994 Incentive Plan dated
                                    July 1, 1997 (incorporated by reference to
                                    Exhibit 10 to the Registrant's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 1997).

                                    10.6    Stock Purchase Agreement dated
                                    December 22, 2000 by and among United
                                    Technologies Optical Systems, Inc.,
                                    Hamilton Sundstrand Corporation, MTLG
                                    Investments Inc. and Metrologic Instruments,
                                    Inc. (incorporated by reference to Exhibit
                                    2 to the Registrant's Current Report on
                                    Form 8-K filed January 23, 2001).

                                    10.7 Employment Agreement dated as of May
                                    13, 2002 between Metrologic Instruments,
                                    Inc. and Janet H. Knowles (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

                                    10.8 Registration Rights Agreement dated
                                    January 31, 2003 between Metrologic
                                    Instruments, Inc. and C. Harry Knowles and
                                    Janet Knowles (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K for the period ending January 31, 2003).

                                    10.9 Amended Common Stock Purchase Warrant dated February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc. common stock to C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ending December 31, 2002).

                                    10.10 Agreement of Sale dated December 22,
                                    2003 between Metrologic Instruments, Inc.
                                    and C. Harry and Janet H. Knowles
                                    (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ending December 31, 2003).

                                    10.11 Code of Ethics approved by the Board of Directors of the Registrant at a meeting held on December 11, 2003 (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ending December 31,
                                    2003).

                                    10.12  Stock Purchase Agreement between
                                    Omniplanar, Inc. and Metrologic Instruments,
                                    Inc. subsidiary MTLG Investments Inc. dated
                                    September 24, 2004 (incorporated by
                                    reference to Exhibit 10.1 to the Company's
                                    Form 10-Q dated September 30, 2004).

                                    10.13 Executive Employment Agreement
                                    effective July 1, 2004 and executed November
                                    16, 2004 by and between Metrologic
                                    Instruments, Inc. and Benny A. Noens,
                                    President and Chief Executive Officer
                                    (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated November 16, 2004).

                                    10.14   Metrologic Instruments, Inc. 2004
                                    Equity Incentive Plan (incorporated by
                                    reference to Exhibit 4.1 to the Company's
                                    Form S-8 dated December 3, 2004).

                                    10.15 Metrologic Instruments, Inc. Form of
                                    Option Agreement under the Registrant's 2004
                                    Equity Incentive Plan dated December 2, 2004
                                    (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22,
                                    2004).

                                    10.16 Compensation Arrangements for the
                                    named Executive Officers.

                                    10.17 Director Compensation Arrangements.

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

                                          Dated:  March 15, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/Kevin Bratton
-----------------------------
Kevin Bratton                    Chief Financial Officer        March 15, 2006
                                 (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)

/s/Richard C. Close
-----------------------------
Richard C. Close                 Director                       March 15, 2006


/s/C. Harry Knowles
-----------------------------
C. Harry Knowles                 Chairman of the Board          March 15, 2006


/s/Janet H. Knowles
-----------------------------
Janet H. Knowles                 Director, Vice President,      March 15, 2006
                                 Administration, and Treasurer


/s/John H. Mathias
-----------------------------
John H. Mathias                  Director                       March 15, 2006


/s/Stanton L. Meltzer
-----------------------------
Stanton L. Meltzer               Director                       March 15, 2006


/s/Hsu Jau Nan
-----------------------------
Hsu Jau Nan                      Director                       March 15, 2006


/s/William Rulon-Miller
-----------------------------
William Rulon-Miller             Director                       March 15, 2006


/s/Benny A. Noens
-----------------------------
Benny A. Noens                   Chief Executive Officer,       March 15, 2006
                                 President and Director
                                 (Principal Executive Officer)

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

   3.4 Certificate of Amendment to the Certificate of Incorporation of Metrologic Instruments, Inc. dated June 6, 2003 effecting the three for two stock split (incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

   10.3 Indemnification Agreement between Metrologic Instruments, Inc. and C. Harry Knowles and Janet H. Knowles (incorporated by reference to
         Exhibit 10.9 to the Registrant's Registration statement on Form S-1 (Reg. No. 33-78358)).

   10.4 Agreement between Symbol Technologies, Inc. and Metrologic Instruments, Inc. dated December 18, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on February 14, 1997).

   10.5 First Amendment to Metrologic Instruments, Inc. 1994 Incentive Plan dated July 1, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   10.6 Stock Purchase Agreement dated December 22, 2000 by and among United Technologies Optical Systems, Inc., Hamilton Sundstrand Corporation, MTLG Investments Inc. and Metrologic Instruments, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 23, 2001).

   10.7 Employment Agreement dated as of May 13, 2002 between Metrologic Instruments, Inc. and Janet H. Knowles (incorporated by reference to
         Exhibit 10.24 to the Company's Annual Report on Form 10-K/A3 for the period ended December 31, 2001).

   10.8 Registration Rights Agreement dated January 31, 2003 between Metrologic Instruments, Inc. and C. Harry Knowles and Janet Knowles (incorporated by reference to Exhibit 99.5 to the Company's Form 8-K for the period ending January 31, 2003).

   10.9 Amended Common Stock Purchase Warrant dated February 5, 2003 in the amount of 65,000 shares of Metrologic Instruments, Inc. common stock to C. Harry Knowles and Janet Knowles (incorporated by reference to
         Exhibit 10.31 to the Company's Form 10-K for the year ending December 31, 2002).

   10.10 Agreement  of  Sale  dated  December  22,  2003  between   Metrologic
         Instruments, Inc. and C. Harry and Janet H. Knowles (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ending December 31, 2003).

   10.11 Code of Ethics approved by the Board of Directors of the Registrant at a meeting held on December 11, 2003 (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ending December 31,
         2003).

   10.12 Stock Purchase Agreement between Omniplanar, Inc. and Metrologic Instruments, Inc. subsidiary MTLG Investments Inc. dated September 24, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 30, 2004).

   10.13 Executive Employment Agreement effective July 1, 2004 and executed November 16, 2004 by and between Metrologic Instruments, Inc. and Benny A. Noens, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated November 16, 2004).

   10.14 Metrologic Instruments, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 dated December 3, 2004).

   10.15 Metrologic Instruments, Inc. Form of Option Agreement under the Registrant's 2004 Equity Incentive Plan dated December 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22, 2004).

   10.16 Compensation Arrangements for the named Executive Officers.         44

   10.17 Director Compensation Arrangements.                                 45

   21    Subsidiaries of the Registrant                                      46

   23.1  Consent of Independent Registered Public Accounting Firm            47

   31.1  Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer   48
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2  Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer   49
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1  Certification  pursuant to 18 U.S.C. Section 1350, as adopted       50
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer of the Company.

   32.2  Certification  pursuant to 18 U.S.C. Section 1350, as adopted       51
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer of the Company.

EXHIBIT 10.16

           Compensation Arrangements for the Named Executive Officers.

Set forth below is a summary of the compensation paid by the company to its named Executive officers (defined in Regulation S-K Item 402(a)(3)) in their current positions as of the date of filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K"). Except for the CEO all of the company's Executive Officers are at-will employees whose compensation and employment status may be changed at any time in the discretion of the Company's Board of Directors. The CEO has an employment contract which was entered into on July 1, 2004 which was filed as Exhibit 10.1 to the Company's Form 8-K/A dated November 16, 2004.

Base salary. Effective January 1, 2006 the named Executive Officers are scheduled to receive the following annual base salaries in their current positions:

Name             Principal Position                                    Salary($)
----             ------------------------------------------------      ---------
Benny A. Noens   Chief Executive Officer and President                 300,000

Gregory DiNoia   Vice President, The Americas                          165,000

Dale M. Fischer  Vice President, International Sales                   160,000

Joseph Sawitsky  Senior Vice President, Manufacturing                  185,000

Mark Schmidt     Senior Vice President, Marketing                      185,000

Jeffrey Yorsz    Senior Vice President, Industrial and President of
                 Adaptive Optics Associates, Inc.                      185,000


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

EXHIBIT 10.17

                       Director Compensation Arrangements


On October 3, 2005, the Registrant approved several changes to the compensation payable to non-employees members of the Board of Directors for their service on the committees of the Board. These changes, which are described below, are effective as of July 1, 2005.

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

EXHIBIT 21



                         SUBSIDIARIES OF THE REGISTRANT


        o      MTLG Investments Inc., a Delware corporation

        o      Adaptive Optics Associates, Inc., a Delaware corporation

        o      Omniplanar, Inc.

        o      Metrologic do Brasil Ltda., a Brazil corporation

        o      Metro (Suzhou) Technologies Co., Ltd., a China corporation

        o      Metrologic Instruments GmbH, a German corporation

        o      Metrologic Eria France SA, a France corporation

        o      Metrologic Instruments Italia srl, an Italy corporation

        o      Metrologic Instruments Poland Sp.z o.o

        o      Metrologic Russia

        o      Metrologic Eria Iberica, SL, a Spain corporation

        o      Metrologic Instruments UK Limited, a United Kingdom corporation

        o      Metrologic Asia (Pte) Ltd., a Singapore corporation

        o      MTLG Auto ID Instruments (Shanghai) Co. Ltd.

        o      Metrologic Japan Co., Ltd., a Japan corporation

EXHIBIT 23.1

            Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Metrologic Instruments, Inc. of our report dated March 13, 2006, with respect to the consolidated financial statements of Metrologic Instruments, Inc., included in the 2005 Annual Report to Shareholders of Metrologic Instruments, Inc.

Our audits also included the financial statement schedule of Metrologic Instruments, Inc. listed in Item 15(a). This schedule is the responsibility of Metrologic Instruments, Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, as to which the date is March 13, 2006, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the following Registration
Statements:

        (1) Registration Statement (Form S-8 No. 33-89376), pertaining to the Metrologic Instruments, Inc. 1994 Incentive Plan,

        (2) Registration Statement (Form S-8 No. 333-120992), pertaining to the Metrologic Instruments, Inc. 2004 Equity Incentive Plan, and

        (3) Registration Statement (Form S-8 No. 33-86670), pertaining to the Metrologic Instruments, Inc. Employee Stock Purchase Plan;

of our report dated March 13, 2006, with respect to the consolidated financial statements of Metrologic Instruments, Inc. incorporated herein by reference, our report dated March 13, 2006, with respect to Metrologic Instruments, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Metrologic Instruments, Inc., included herein, and our report included in the preceding paragraph with respect to the financial statement schedule of Metrologic Instruments, Inc. included in this Annual Report (Form 10-K) of Metrologic Instruments, Inc.



Philadelphia, Pennsylvania                           /s/   Ernst & Young LLP
March 13, 2006

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


                                       By: /s/ Benny Noens
                                       __________________________________
                                       Name:  Benny Noens
                                       Title:     Chief Executive Officer

Date: March 15, 2006

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


                                       By: /s/Kevin J. Bratton
                                       ___________________________________
                                       Name:  Kevin J. Bratton
                                       Title:     Chief Financial Officer

Date: March 15, 2006

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny Noens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Benny Noens
------------------------------------
Benny Noens
Chief Executive Officer
March 15, 2006

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Metrologic Instruments, Inc. (the "Company") on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
March 15, 2006