Form 10-Q
period 2006-03-31
METROLOGIC INSTRUMENTS INC
filed 2006-05-10
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [X]  Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

         Yes [ ]   No [X]


As of April 30, 2006, there were 22,668,493 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX


                                                                         Page
                                                                          No.
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         March 31, 2006 (unaudited) and December 31, 2005                   3

         Consolidated Statements of Operations (unaudited)
         -Three Months Ended March 31, 2006 and 2005                        4

         Consolidated Statement of Shareholders' Equity (unaudited)
         - Three Months Ended March 31, 2006                                5

         Consolidated Statements of Cash Flows (unaudited)
         -  Three Months Ended March 31, 2006 and 2005                      6

         Notes to Consolidated Financial Statements (unaudited)              7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        25

Item 4.   Controls and Procedures                                          25

Part II - Other Information

Item 1.  Legal Proceedings                                                 26

Item 1A. Risk Factors                                                      27

Item 6.  Exhibits                                                          28

Signatures                                                                 29

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                           Consolidated Balance Sheets
             (amounts in thousands except share and per share data)

                                                    March 31,   December 31,
                                                      2006          2005
                                                      ----          ----
                                                   (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                   $  33,956     $  49,463
       Marketable securities                          26,215        24,475
       Accounts receivable, net of allowance
         of $678 and $627, respectively               52,079        48,462
       Inventory, net                                 33,712        29,364
       Deferred income taxes                             708           801
       Other current assets                            4,762         5,599
                                                   ---------     ---------

   Total current assets                              151,432       158,164

   Property, plant and equipment, net                 20,548        20,402
   Goodwill                                           26,033        25,745
   Computer software, net                              8,353         8,949
   Other intangibles, net                              8,416         8,409
   Deferred income taxes                               1,350         4,262
   Other assets                                          276           251
                                                   ---------     ---------
   Total assets                                    $ 216,408     $ 226,182
                                                   =========     =========

Liabilities and shareholders' equity
   Current liabilities:
       Lines of credit                             $  16,349     $  15,989
       Current portion of notes payable                  222         2,444
       Accounts payable                               12,675        14,200
       Accrued expenses                               14,062        32,509
       Deferred contract revenue                         782           739
                                                   ---------     ---------

   Total current liabilities                          44,090        65,881

   Notes payable, net of current portion                   -             3
   Deferred income taxes                               2,502             8

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
           shares authorized; none issued                   -            -
       Common stock, $0.01 par value: 30,000,000
           shares authorized; 22,649,216 and
           22,320,014 shares issued and outstanding
           on March 31, 2006 and December 31, 2005,
           respectively                                   226          223
       Additional paid-in capital                      97,625       92,828
       Retained earnings                               73,335       68,975
       Accumulated other comprehensive loss            (1,370)      (1,736)
                                                   ----------    ---------
       Total shareholders' equity                     169,816      160,290
                                                   ----------    ---------
   Total liabilities and shareholders' equity      $  216,408    $ 226,182
                                                   ==========    =========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (amounts in thousands except share data)


                                               Three Months Ended
                                                    March 31,
                                                 2006        2005
                                                 ----        ----

Sales                                       $    60,235 $    46,851
Cost of sales                                    36,409      26,733
                                             ----------  ----------

Gross profit                                     23,826      20,118

Selling, general and administrative
   expenses                                      14,787      11,395
Research and development expenses                 2,486       1,952
                                             ----------  ----------

Operating income                                  6,553       6,771

Other income (expenses)
   Interest income                                  630         285
   Interest expense                                (761)       (263)
   Other income (expense), net                      390        (697)
                                             ----------  ----------

   Total other income (expense)                     259        (675)
                                             ----------  ----------

Income before provision for
   income taxes                                   6,812       6,096

Provision for income taxes                        2,452       2,195
                                             ----------  ----------

Net income                                  $     4,360 $     3,901
                                             ==========  ==========

Earnings per share:

  Basic earnings per share                 $      0.19  $      0.18
                                             ==========  ==========
  Diluted earnings per share               $      0.19  $      0.17
                                             ==========  ==========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                             (amounts in thousands)


                                                           Accumulated
                                       Additional             Other
                                  Common Paid-in  Retained Comprehensive
                                   Stock Capital  Earnings    Loss      Total
                                   ----  -------  --------  --------   --------

Balances, January 1, 2006          $223  $92,828 $ 68,975   $ (1,736)  $160,290

  Comprehensive income:
     Net income                       -        -    4,360          -      4,360
     Other comprehensive income-
       foreign currency
       translation adjustment         -        -        -        366        366
                                                                       --------
  Total comprehensive income          -        -        -          -      4,726

Stock-based compensation              -    1,543        -          -      1,543
Exercise of stock options             3    1,453        -          -      1,456
Tax benefit from exercise of stock
  options                             -    1,696        -          -      1,696
Stock issued through employee stock
    purchase plan                     -      105        -          -        105
                                   --------------------------------------------
Balances, March 31, 2006           $226  $97,625 $ 73,335   $ (1,370)  $169,816
                                   ============================================


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                      Three Months Ended
                                                           March 31,
                                                     2006               2005
                                                   --------           --------
Operating activities
Net income                                         $  4,360            $ 3,901
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
  Depreciation                                          921                865
  Amortization                                          848                828
  Stock-based compensation                            1,543                  -
  Deferred income tax (benefit) provision              (389)                 4
  Excess tax benefits from stock-based compensation  (1,696)                 -
  (Gain) loss on disposal of property                    (2)                44
  Symbol litigation settlement payment              (14,882)                 -
  Note discount amortization                             16                 28
  Changes in operating assets and liabilities:
     Accounts receivable                             (2,791)            (3,116)
     Inventory                                       (3,869)             1,353
     Other current assets                               971               (177)
     Other assets                                       (25)               (63)
     Accounts payable                                (1,654)            (3,004)
     Accrued expenses                                 3,745                 (9)
     Other liabilities                                    -                (20)
                                                    -------            -------
Net cash (used in) provided by
  operating activities                              (12,904)               634

Investing activities
Purchase of property, plant and equipment             (1,004)             (999)
Purchase of minority interest in subsidiary                -              (612)
Purchases of marketable securities                   (51,290)          (58,150)
Sales of marketable securities                        49,550            50,200
Patents and trademarks                                  (259)             (260)
Proceeds from sale of property                             5                 -
                                                     -------           -------
Net cash used in investing activities                 (2,998)           (9,821)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                      1,561               870
Excess tax benefits from stock-based
     compensation                                      1,696                 -
Net (repayments) borrowings on lines of credit          (151)            3,559
Principal payments on notes payable                   (2,212)             (487)
Capital lease payments                                   (30)              (36)
Net cash provided by                                 -------            -------
  financing activities                                   864             3,906

Effect of exchange rates on cash                        (469)              509
                                                     -------           -------
Net decrease in cash and cash
     equivalents                                     (15,507)           (4,772)
Cash and cash equivalents at beginning of period      49,463            36,340
                                                     -------            -------
Cash and cash equivalents at end of period          $ 33,956           $31,568
                                                    ========            =======
Supplemental Disclosure:
     Cash paid for interest                         $    675           $   151
                                                    ========            =======
     Cash paid for income taxes                     $    457           $    82
                                                    ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                  (amounts in thousands except per share data)
                                   (Unaudited)

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

2.       Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2005, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2005 contained therein.

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

Investments

Marketable securities consist of investments in auction rate securities and other similar type instruments. All of these investments are classified as available-for-sale. The costs of these marketable securities approximate their market values as of March 31, 2006 and December 31, 2005.

The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in these securities provides higher yields than money market and other cash equivalent investments. In prior fiscal years, auction rate securities were classified as cash equivalents, reflecting their highly liquid nature. They are now being classified as marketable securities for all periods presented in the accompanying financial statements, reflecting converging interpretations of the accounting treatment for these securities. In addition, reflecting this change in classification, all purchases and sales of auction rate securities are reflected in the investing activities section of the Company's Consolidated Statements of Cash Flows. The Company does not consider this change in classification to be material to its financial condition or cash flows. There was no impact on the Consolidated Statements of Operations as a result of this reclassification. In addition, it has no effect on the Company's total current assets, working capital, total assets, or operating cash flows, and the change in classification in no way revises or restates the Company's Consolidated Statements of Operations. The Company has reclassified $24,475 of auction rate securities from cash and cash equivalents to marketable securities as of December 31, 2005.

3.       Earnings per share

Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

Diluted EPS for the three months ended March 31, 2006 and 2005 excludes approximately 231,646 and 100,000 potential common shares, respectively, related to our share-based compensation plans because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the periods presented:

                                  Three Months ended March 31,
                   -----------------------------------------------------------
                               2006                           2005
                   --------------------------    -----------------------------
                                        Per                             Per
                    Net      Shares    Share      Net      Shares      Share
                   Income              Amount    Income                Amount
                   ------- ----------  ------    ------- ----------   --------

Basic EPS         $4,360   22,431,088  $0.19    $3,901   21,907,265   $0.18

Effect of dilutive
  securities                  774,447                    1,216,444
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $4,360   23,205,535  $0.19    $3,901   23,123,709    $.17
                   ------- ----------  ------    ------- ----------   --------


4.        Inventory

     Inventory consists of the following:

                                           March 31, 2006   December 31, 2005
                                          --------------    ------------------
         Raw materials                      $ 10,844             $ 10,368
         Work-in-process                       4,967                4,316
         Finished goods                       17,901               14,680
                                              ------               ------
           Total                            $ 33,712             $ 29,364
                                              ------               ------

5.        Comprehensive Income

     The Company's total comprehensive income was as follows:

                                            Three Months Ended
                                                March 31,
                                             2006       2005
                                             ----       ----

     Net income                            $ 4,360    $ 3,901
     Other comprehensive income (loss):
        Change in equity due to
         foreign currency
         translation adjustments               366      (296)
                                           -------    -------
     Comprehensive income                  $ 4,726    $ 3,605
                                           =======    =======


6.      Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2006 consist of the following:


                                                     Industrial
                                         Data        Automation/
                                        Capture &      Optical
                                       Collection      Systems         Total
                                        ---------     ----------     ---------

Balance as of January 1, 2006           $  15,067      $  10,678     $  25,745
Foreign currency translation
    adjustments                               288              -           288
                                        ---------      ---------     ---------
Balance as of March 31, 2006            $  15,355      $  10,678     $  26,033
                                        =========      =========     =========

Other Intangibles

The following table relfects the components of identifiable intangible assets:


                                March 31, 2006           December 31, 2005
                         --------------------------  --------------------------
             Amortizable  Gross                Net     Gross              Net
                Life     Carrying Accumulated  Book  Carrying Accumulated Book
               (years)    Amount  Amortization Value  Amount  Amorization Value
             ----------- --------------------------- ---------------------------
Computer
 Software         5      $11,920   $(3,567)  $ 8,353 $11,920   $(2,971) $ 8,949
Patents and
 Trademarks      17        9,466    (3,033)    6,433   9,207    (2,901)   6,306
Holographic
 Technology      10        1,082    (1,082)        -   1,082    (1,062)      20
Advance
 license fee     17        2,750    (1,117)    1,633   2,750    (1,075)   1,675
Covenants not
 to compete       3          700      (350)      350     700      (292)     408
                          ------    -------   ------  ------    ------   ------
   Total                 $25,918   $(9,149)  $16,769 $25,659   $(8,301) $17,358
                          ======    =======   ======  ======    ======   ======


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $848 and $828 of amortization expense for the three months ended March 31, 2006 and 2005, respectively.

7.       Stock-based Compensation


The Company adopted SFAS 123(R), "Share-based Payments' ("SFAS No. 123R") on January 1, 2006. SFAS No. 123R requires that the fair value of stock-based compensation be recognized in financial statements. Prior to January 1, 2006, the Company followed Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock compensation.

The Company elected the modified prospective method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings.

Under the provision of SFAS No. 123R, the Company recorded $1,527 and $16 of stock-based compensation expense during the three-month period ended March 31, 2006 in relation to its Stock Option Plans and Employee Stock Purchase Plan, respectively. The Company recorded an associated tax benefit of $478 during the three-month period ended March 31, 2006.

SFAS No. 123R also required the Company to change its classification, in our consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

Stock Option Plans

During 2004, the Company's Board of Directors adopted the 2004 Equity Incentive Plan as the 1994 Incentive Plan had expired. The Company's Board of Directors have granted incentive and non-qualified stock options pursuant to the Company's Incentive Plans to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the 2004 Equity Incentive Plan is 1,500,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Plan. An aggregate of 448,080 shares were available for grant under the 2004 Equity Incentive Plan at March 31, 2006. Options granted under the 2004 Equity Incentive Plan become exercisable over periods ranging from one to four years. Each option shall expire no more than ten years after becoming exercisable.

The weighted-average fair value of the options granted under the stock option plans for the three months ended March 31, 2006 and 2005 were $9.66 and $12.05, respectively. We utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:


                                      Three Months Ended
                                           March 31,
                                     --------------------
                                      2006         2005

Expected Volatility                  56.0  %      72.1  %
Average risk-free interest rate      4.61  %       3.93 %
Expected life (in years)              4.2          6.3  %
Dividend yield                        0.0  %       0.0  %

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is generally based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options.

Based on our historical experience of pre-vesting option cancellations, the Company has assumed an annualized forfeiture rate of 2.0% for our options. Under the true-up provisions of SFAS No.123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated using the accelerated method in accordance with Financial Accounting Standard Board ("FASB") Interpretation ("FIN") No. 28. Total compensation cost of options granted but not yet vested, as of March 31, 2006, was $7.2 million, which is expected to be recognized over the weighted average period of 1.69 years.

The following table summarizes activity under all stock option plans for the three-month period ended March 31, 2006:

                                            Weighted    Weighted
                                            Average      Average     Aggregate
                                            Exercise    Remaining    Intrinsic
                                 Shares     Price Per  Contractual     Value
                              Outstanding     Share       Term        (000's)
                              -----------   ---------  -----------   ----------

Balance at December 31, 2005   1,712,553      $11.72

Options Granted                  471,920      $20.16

Options Exercised               (322,688)      $4.49

Options Cancelled                (40,500)      $14.58
                               ----------

Balance at March 31, 2006      1,821,285       $15.12      8.02       $14,719
                               ==========

Exercisable at March 31, 2006    667,176       $11.15      6.02       $ 8,052


SFAS No. 123R requires us to present pro-forma information for the comparative period prior to the adoption as if we had accounted for all our stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation in the comparable period in 2005:

                                                     Three Months Ended
                                                       March 31, 2005
                                                         (Pro forma)
Net income:
   As reported                                            $  3,901
   Deduct:  (total stock-based employee compensation
   expense determined under fair value based method,
   net of related taxes)                                      (718)
                                                             -----
   Pro forma net income                                   $  3,183
                                                             =====
Earnings per share:
      Basic:
         As reported                                      $   0.18
         Pro forma                                            0.15
      Diluted:
         As reported                                      $   0.17
         Pro forma                                            0.14

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees have the opportunity to acquire the Company's common stock quarterly through payroll deductions, at 90% of the lower of (a) the fair market value of the stock on the first day of the applicable quarterly offering period or (b) the fair market value of the stock on the last day of the applicable quarterly offering period. This is accounted for as a compensatory plan under the provisions of SFAS No. 123R.


8.       Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the quarters ended March 31, 2006 or 2005. The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture and Collection and Industrial Automation/Optical Systems.

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. A summary of the business segment operations for the three months ended March 31, 2006 and 2005 is included below:

                                              Three Months Ended
                                                   March 31,
                                                2006       2005
                                                ----       ----

Business segment net sales:
     Data Capture and Collection            $  50,270   $  36,528
     Industrial Automation/Optical Systems      9,965      10,323
                                             --------------------
     Total                                  $  60,235   $  46,851
                                             --------------------
Business segment gross profit:
     Data Capture and Collection            $  20,834   $  17,263
     Industrial Automation/Optocal Systems      2,992       2,855
                                             --------------------
     Total                                  $  23,826   $  20,118
                                             --------------------
Business segment operating income:
     Data Capture and Collection            $   6,392   $   5,924
     Industrial Automation/Optical Systems        161         847
                                             --------------------
     Total                                  $   6,553   $   6,771
                                             --------------------
Total other income (expenses)               $     259   $    (675)
                                             --------------------
Income before income taxes                  $   6,812   $   6,096
                                            ---------------------

9.       Acquisitions

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $12,851, at present value, including acquisition costs and assumed liabilities. The Company paid $9,050 at closing, $1,950 during the year ended December 31, 2005 and $1,950 in March 2006. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to the Company's technology portfolio. The Company has licensed the SwiftDecoder software since the year 2000 for use in its iQ(R) line of industrial vision-based products. The Company intends to make use of this software's unique decoding ability in other products as well. The assets acquired have been recorded at their estimated fair values. The results of operations for Omniplanar have been included in the Industrial Automation/Optical Systems business segment.

In connection with the acquisition, the Company allocated $12,620 to identifiable intangible assets comprising $11,920 of computer software which is being amortized over 5 years and $700 to a non-compete agreement which is being amortized over 3 years.

The Company accounted for this acquisition under the purchase method of accounting.

Metrologic do Brasil

On February 4, 2003, the Company paid cash of $71 and signed three annual promissory notes with a total discounted value of $204 for the remaining 49% interest in Metrologic do Brasil. During the period ended March 31, 2006, the Company paid the final promissory note in the amount of $75.

The Company accounted for this acquisition under the purchase method of accounting. The total purchase price and costs in excess of assets acquired (goodwill) was $275.

Metrologic Eria Iberica ("MEI")

On August 5, 2003, the Company entered into an agreement to purchase the remaining 49% interest in MEI for a purchase price of 5,900 euros. Payments were being made in twelve quarterly installments over three years which commenced August 5, 2003 with a scheduled maturity date of April 3, 2006. On December 1, 2005, the Company accelerated the payments and purchased the remaining 23% interest for approximately 2,700 euros or $3,200 at the exchange rate on December 31, 2005. The aggregate purchase price was 5,854 euros or $7,099 at various exchange rates over the installment period. The Company now owns 100% of MEI.


10.     Recently Issued Accounting Standards

In November 2004, the FASB issued Statement No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on the Company's consolidated financial position, consolidated results of operations or liquidity.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statements No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on the Company's consolidated financial position, consolidated results of operations or liquidity.

11.     Legal Matters

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

In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest. Symbol then filed a motion to enter the judgment with the U.S. District Court for the Southern District of New York. In response, the Company filed its motion to vacate the arbitrator's award in the same Court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. On March 13, 2006, the Company paid $14.9 million reflecting royalties and interest due in accordance with the judgment of which $14.4 was accrued for at December 31, 2005, and recorded a charge of $0.5 million for interest due through the payment date. We expect the obligation to make future royalty payments to cease on these products during the second quarter of 2006 as a result of already-implemented actions.

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court for the Eastern District of Texas has been stayed pending the outcome of the matter before the ITC. It is expected that a trial will be held in July 2006 with a decision later this year. Metrologic stands firm, in its belief, that its products do not infringe Symbol's patents. In this regard, by order dated April 17, 2006, the Administrative Law Judge found one of Symbol's patents to be invalid. Metrologic will vigorously defend the remaining allegations of patent infringement.

On November 4, 2005, Symbol filed another suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. The complaint has been served on the Company and we have moved to transfer the case from Texas to New York.

Metrologic v. Symbol Technologies, Inc.
On June 18, 2003, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Symbol Agreement. The Court heard arguments on the construction of the claims in the patents in suit in March 2006 and a trial is currently scheduled for September 2006.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. In September 2005, the parties filed cross motions for summary judgment. While our motion remains pending, on May 1, 2006, Symbol's motion for summary judgment was denied. As of March 31, 2006, the Company has approximately $0.8 million of royalty receivables which is reflected in Other current assets in our Consolidated Balance Sheet.

On May 8, 2006, the Company filed a Complaint against Symbol Technologies in the United States District Court for New Jersey. This new Complaint asserts infringement by Symbol of several Metrologic patents and seeks declaratory, injunctive and monetary relief.

PSC
The Company has received notification from PSC alleging that our Stratos bi-optic scanner infringes certain newly issued PSC patents. Under the settlement agreement effective March 16, 2005 between us and PSC, the parties agreed to certain dispute resolution provisions that provide for a 90 day standstill period in which the parties will try to resolve any disagreements before commencing litigation. We are investigating PSC's claims. If we are not able to resolve this issue with PSC, they could initiate litigation against us.

Brazil
Our subsidiary in Brazil has received notices from the local taxing authorities disputing the amount of import taxes and duties paid on imported products prior to December 2002. We have filed appeals of their assessments in the administrative courts and are awaiting decisions on our appeals. We have accrued a liability for these claims based on what we believe to be the most likely outcome of these appeals and other potential administrative processes. If we are unsuccessful in our appeals and other administrative processes, the actual liability could be approximately $1 million higher than the amount we have accrued as of March 31, 2006.

Janet Norton v. Metrologic Instruments, Inc.
On May 1, 2006, the Company received a Complaint which asserts an employment based claim by a current employee. Our investigation of this Complaint has just begun.

We are not aware of any other legal claim or action against us, which could be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements; Certain Cautionary Language

Written and oral statements provided by us from time to time may contain certain forward looking information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") and in releases made by the Securities and Exchange Commission ("SEC"). This report contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures, and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. The Company cannot guarantee that these assumptions and expectations are accurate or will be realized. See the Risk Factors discussion set forth under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of risk factors that could significantly affect the company's financial results.

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2005 contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The Consolidated Financial Statements for the three months ended March 31, 2006 and 2005 are unaudited.

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

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory reserves, legal contingencies, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting policies listed and described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2005 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results of operations. These policies require management's more significant judgments and estimates in the preparation of the Company's consolidated financial statements.

Executive Overview

We are experts in optical image capture and processing solutions. In recent years, we have increased sales, cash flow from operations and net income primarily through the introduction of new products, penetration into new markets and a focus on cost reduction activities to maintain a competitive advantage.

Success factors critical to our business include sales growth through continued penetration within our existing markets through new product introductions and expanded sales efforts, entering into new markets, maintaining a highly responsive and cost efficient infrastructure, achieving the financial flexibility to ensure that we can respond to new market opportunities in order to return value to our shareholders and selectively pursuing strategic acquisitions.

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States as well as focusing on the adoption of bar coding technology in the healthcare industry. During fiscal 2005 and the first quarter of 2006, we continued to see increased orders with key retail accounts which contributed to our quarter over quarter sales growth. Another key factor in achieving this sales growth is expanding our geographic reach by capitalizing on our presence throughout Asia and emerging markets in Central and Eastern Europe. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou manufacturing facility which was completed in 2004, as well as the opening of new sales offices in these territories. Our plans are to open additional offices in the Asia/Pacific region as we continue to implement and build upon our "globally local" philosophy. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate new markets that we have not previously served and gain market share in our existing markets. Furthermore, we introduced five new products in 2005 and currently have additional new products in the pipeline. We continue to believe sales for 2006 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs and believe that fiscal 2006 will benefit from these specific initiatives. We also intend to further expand our manufacturing capabilities at our Suzhou, China facility in future years to continue to take advantage of these cost efficiencies.

Closely linked to the success factors discussed above is our continued focus to maintain financial flexibility. As of March 31, 2006, we had total debt of approximately $16.6 million. Furthermore, we had cash and cash equivalents and marketable securities of approximately $60.2 million as of March 31, 2006. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. In an effort to expand our market presence in RFID (Radio Frequency Identification) as part of our planned growth strategy, the Company announced on May 08, 2006, the acquisition of all of the assets of Visible-RF, LLC, a privately held company located in Needham, MA, whose advanced technology combines Radio Frequency communications with bi-stable display materials. In addition, Metrologic entered into a strategic partnership with MaxID during March 2006 which has resulted in two recently introduced RFID readers for the North American Market. Adding this RFID technology enables us to serve customers in the supply chain and transportation/logistics markets and will help redefine our Industrial Business model.

Results of Operations

In addition to including results of operations under accounting principles generally accepted in the United States of America, we disclose results of operations data for the first quarter of 2006 excluding the effects of stock-based compensation. For internal management analysis, we compare current operating expenses to periods prior to the adoption of SFAS No. 123R on a "with" and "without" basis to determine the trend of operating expenses. The reconciliation below shows the effects on the quarterly results if we had not adopted SFAS No. 123R. This non-GAAP data is included with the intention of providing investors a more complete understanding of our results of operations and trends as compared with prior period results, but should only be used in conjunction with results reported in accordance with accounting principles generally accepted in the United States of America.

Reconciliation of Non-GAAP Financial Information

                                                       Three Months Ended
                                                            March 31, 2006
                                                        ($ in Thousands)
                                                -------------------------------
                                                 Actual                Actual
                                                   As      Effect of   Before
                                                Reported   SFAS 123R  SFAS 123R
                                                -------------------------------
Sales                                            $60,235    $     -    $60,235
Cost of sales                                     36,409        321     36,088
                                                 -------    -------    -------

Gross profit                                      23,826       (321)    24,147
Operating expenses:
   Selling, general and administrative
     expenses                                     14,787        930     13,857
   Research and development expenses               2,486        292      2,194
                                                 -------    -------    -------

Total operating expenses                          17,273      1,222     16,051

Operating income                                   6,553     (1,543)     8,096
Other income                                         259          -        259
                                                 -------    -------    -------

Income before income taxes                         6,812     (1,543)     8,355
Provision for income taes                          2,452       (555)     3,007
                                                 -------    -------    -------

Net income                                       $ 4,360    $  (988)   $ 5,348
                                                 =======    =======    =======
Earnings per share:
  Basic                                          $  0.19    $ (0.05)   $  0.24
  Diluted                                        $  0.19    $ (0.04)   $  0.23


The following table sets forth certain of our consolidated statement of operations data as a percentage of revenues for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to our Consolidated Financial Statements.

                                                       Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                  2006       2006       2005
                                                   As      Excluding     As
                                                Reported   SFAS 123R  Reported
                                                -------------------------------
Sales                                            100.0%      100.0%    100.0%
Cost of sales                                     60.4%       59.9%     57.1%

Gross profit                                      39.6%       40.1%     42.9%
Operating expenses:
   Selling, general and administrative
     expenses                                     24.6%       23.0%     24.3%
   Research and development expenses               4.1%        3.6%      4.2%

Total operating expenses                          28.7%       26.6%     28.5%

Operating income                                  10.9%       13.5%     14.4%
Other income (expenses), net                       0.4%        0.4%     -1.4%

Income before income taxes                        11.3%       13.9%     13.0%

Provision for income taes                          4.1%        5.0%      4.7%

Net income                                         7.2%        8.9%      8.3%

Our business is divided into two major segments: Data Capture & Collection and Industrial Automation and Optical Systems.

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.



                                              Three Months Ended
                                                    March 31,
                                                2006        2005
                                                ----        ----
                                                ($ in Thousands)

  Data Capture & Collection                 $  50,270    $ 36,528
  Industrial Automation/Optical Systems
     Industrial Automation                      2,483       4,554
     Optical Systems                            7,482       5,769
                                             --------     -------
         Total Industrial Automation/
             Optical Systems                    9,965      10,323
                                             --------     -------
     Total Company                          $  60,235    $ 46,851
                                             ========     =======

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations. Certain of our products are manufactured in our U.S. facility, and therefore, sales and results of operations are affected by fluctuations in the value of the U.S. dollar relative to such foreign currencies. In the three months ended March 31, 2006, sales and gross profit were negatively affected by the strengthening in the value of the U.S. dollar in relation to certain foreign currencies, especially the euro, when compared to the comparable period in 2005.




The following table sets forth certain information as to our sales by geographic location:

                                         Three Months Ended
                                               March 31,
                                   2006       %         2005      %
                                   ----                ----
($ in Thousands)

The Americas                      27,945    46.4%     22,617    48.3%
EMEA (1)                          27,112    45.0%     18,866    40.3%
Asia/Pacific                       5,178     8.6%      5,368    11.4%
                                 -------   -----     -------   -----
  Total                         $ 60,235   100.0%    $46,851   100.0%
                                ========   =====     =======   =====

(1) EMEA is defined as Europe, Middle East and Africa


Three Months Ended March 31, 2006 Compared with Three Months Ended March 31,
2005

Sales increased 28.6% to $60.2 million in the three months ended March 31, 2006 from $46.9 million in the three months ended March 31, 2005. Sales of our data capture & collection products increased by 37.6%, sales of industrial automation products decreased by 45.5% and sales of optical systems increased by 29.7%. Data capture & collection sales increased approximately $16.3 million due to increased unit sales consisting primarily of our handheld and in-counter scanners, including new product offerings. This was partially offset by a decrease of approximately $2.0 million resulting from the weakening of the euro against the U.S. dollar, and $0.6 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector in all geographic regions.

Our Industrial Automation business has exhibited a greater degree of volatility than our data capture & collection business due to the timing and relative size of certain contracts in this business. The decrease in the industrial automation product sales is attributable to the completion of certain fixed price and other contracts and smaller contribution from our Omniplanar business.

The increase in optical systems sales in the first quarter of 2006 reflects an increase in ongoing and new customer funded research and development and production type programs.

Sales to the "The Americas" region increased $5.3 million, or 23.6%, in 2006 when compared to the comparable period in 2005. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and consistent growth with our key distributors and channel partners. EMEA sales increased $8.2 million, or 43.7%, in 2006 when compared with the comparable period in 2005. The increase in EMEA sales is attributable to increased unit volume, offset by a weakening of the euro against the U.S. dollar and lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers and continued growth with our channel partners. Asia/Pacific sales decreased $0.2 million, or 3.5% in 2006 when compared with the comparable period in 2005. This slight decrease is primarily due to challenging market conditions and competitive pricing pressure experienced during the three months ended March 31, 2006. No individual customer accounted for 10.0% or more of sales in the three months ended March 31, 2006 or 2005.

Cost of sales increased to $36.4 million in the three months ended March 31, 2006 from $26.7 million in the three months ended March 31, 2005. As a percentage of sales, cost of sales increased to 60.4% in 2006 from 57.1% in 2005. The increase in the percentage of cost of sales can be primarily attributed to the following factors:

        o Competitive pricing on direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix within our data capture & collection business segment resulting from increased sales of our new product offerings that have lower margins and have not yet been fully cost reduced as well as certain non-Metrologic products.
        o Higher freight costs to ensure timely delivery of products to our international locations to meet increased customer demand as well as higher fuel surcharges.
        o Increased royalty costs as a result of the court decision upholding the arbitration award that we are required to pay royalty payments of $10 per unit on sales of certain of our scanners. We expect royalty payments of $10 per unit on these products to cease during the second quarter of 2006 as a result of already-implemented actions.
        o Increased scrap, warranty and obsolescence reserves for certain product redesign initiatives and quality issues identified for select products.
        o Increased compensation costs as a result of the adoption of SFAS No. 123(R), Share Based Payments ("SFAS No. 123R").

Selling, general and administrative ("SG&A") expenses increased 29.8% to $14.8 million in the three months ended March 31, 2006 from $11.4 million for the three months ended March 31, 2005. As a percentage of sales, SG&A expenses increased slightly from 24.3% of sales in the three months ended March 31, 2005 to 24.6% of sales in the corresponding period in 2006. The increase in SG&A expenses was primarily attributable to increased legal fees associated with ongoing litigation matters, stock-based-compensation expense resulting from the adoption of SFAS No. 123R and increased variable selling expenses associated with the higher sales volume than the comparable period in 2005. Excluding the effects of SFAS No. 123R, SG&A expenses would have been $13.9 million or 23.0% of sales.

R&D expenses increased 27.4% to $2.5 million in the three months ended March 31, 2006 from $2.0 million in the corresponding period in 2005; however, as a percent of sales, R&D expenses decreased to 4.1% of sales from 4.2% of sales. The decrease in R&D expenses as a percent of sales can be attributed to higher sales volume in 2006. The relative increase is primarily due to stock-based-compensation expense resulting from the adoption of SFAS No. 123R. Excluding the effects of SFAS No. 123R, R&D expenses would have been $2.2 million or 3.6% of sales.

Net interest income/expense reflects net interest expense of $0.1 million for the three months ended March 31, 2006 compared with net interest income of $0.02 million for the comparable period in 2005. The decrease can be attributed to higher interest expense for the three months ended March 31, 2006 as a result of the charge of $0.5 million in interest on the Symbol litigation settlement, partially offset by higher interest earned on cash and cash equivalent balances before payment on the Symbol litigation award.

Other income/expense reflects net other income of $0.4 million for the three months ended March 31, 2006 compared with net other expense of $0.7 million for the comparable period in 2005. The change can be attributed to higher foreign exchange losses in 2005 when compared with exchange gains in the comparable period in 2006 as a result of volatility in foreign exchange rates, primarily the euro, Brazilian real and the Singapore dollar.

Net income was $4.4 million, or $0.19 per diluted share for the three months ended March 31, 2006 compared with net income of $3.9 million or $0.17 per diluted share in 2005. Net income reflects a 36% effective tax rate for 2006 and 2005. The effective rate for 2006 does not reflect any benefit for research and development tax credits as the federal legislation authorizing such credits expired on December 31, 2005, and has not yet been renewed. Excluding the effects of SFAS No. 123R, net income would have been $5.3 million, or $0.23 per diluted share for the three months ended March 31, 2006.

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

Liquidity and Capital Resources

Operating activities

Net cash used in operations was $12.9 million for the three-month period ended March 31, 2006 as compared to cash provided by operations of $0.6 million for the comparable period in 2005. Net cash used in operating activities for the three months ended March 31, 2006 can be attributed primarily to payment of the Symbol litigation award payment of $14.9 million, increases in inventory and receivables of $5.7 million; offset by net income of $4.4 million, depreciation and amortization of approximately $1.8 million and stock-based compensation expense of $1.5 million.

Our working capital increased $15.1 million or 16.3% to $107.3 million as of March 31, 2006 from $92.3 million as of December 31, 2005. The key component of the increase in working capital was increases in inventory of $4.3 million and an increase in accounts receivable of $3.6 million as a result of sales concentrations at the end of the quarter, increases in marketable securities of $1.7 million and decreases in other liabilities, net of $5.5 million.

Investing activities

Cash used in investing activities was $3.0 million for the three months ended March 31, 2006 as compared to $9.8 million for the comparable period in 2005. The decrease in cash used in investing activities is primarily due to changes in the purchases, sales and maturities of marketable securities of $6.2 million plus the scheduled purchase of the remaining 49% interest in Metrologic Eria Iberica in the first quarter of 2005 for $0.6 million. (See "Acquisition of Minority Interests" below for additional information).

Financing activities

Cash provided by financing activities was $0.9 million for the three months ended March 31, 2006 as compared to $3.9 million for the comparable period in 2005. Cash provided by financing activities for the three months ended March 31, 2006 consists primarily of $3.2 million of proceeds and related tax benefits from the exercise of stock options and purchases under the employee stock purchase plan offset by repayments of scheduled notes as follows: Omniplanar notes of $2.0 million, RFID Intermec license agreement of $0.2 million and Brazil notes of $0.1 million. (See "Outstanding debt and financing arrangements" below for additional information on scheduled notes).

Outstanding debt and financing arrangements

In connection with the acquisition of Omniplanar, the Purchase Agreement set forth a schedule of payments over 18 months. We paid $9.0 million at closing, $2.0 million in 2005 and the final payment of $2.0 million in March 2006.

On September 1, 2005 the Company entered into a Cross-License Agreement with Intermec IP Corp., a division of Intermec Inc., which includes a license origination fee of $0.8 million. The Company paid $0.4 million during the year ended December 31, 2005, $0.2 million for the period ended March 31, 2006, with the remaining scheduled payments of $0.2 million payable in June 2006.

Some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale and GE Commercial Finance. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by Metrologic Instruments, Inc., the parent company. These agreements provide the Company with availability of up to $19.3 million, using March 31, 2006 exchange rates, at interest rates ranging from 3.1% to 6.5%. In addition, our subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to 0.6 million real or $0.3 million, using March 31, 2006 exchange rates. At March 31, 2006, $16.3 million was outstanding under such agreements and accordingly is included in lines of credit in our Consolidated Balance Sheet.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the euro and the U.S. dollar, we have in the past entered and may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include
(i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and (ii) euro-based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the euro and the U.S. dollar, although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at March 31, 2006.

Acquisition of Minority Interests

Our original 51.0% interest in Metrologic Eria Iberica ("MEI") contained an option for us to purchase the remaining 49.0% interest. In 2003, we agreed to purchase the 49.0% of MEI that we did not own for approximately 5.9 million euros. Payments were being made in twelve quarterly installments over three years which commenced August 5, 2003 with a scheduled maturity date of April 3, 2006. On December 1, 2005, the Company accelerated the payments and purchased all the remaining minority interest. The aggregate purchase price was $7.1 million at various exchange rates over the installment period. The Company now owns 100% of MEI.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective January 1, 2006, the Company adopted SFAS No. 123R using the Modified Prospective Approach. See
Note 7 to our Consolidated Financial Statements for further detail regarding the adoption of this statement.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on the Company's consolidated financial position, consolidated results of operations or liquidity.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statements No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on the Company's consolidated financial position, consolidated results of operations or liquidity.


Item 3- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosure about market risk since the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4- Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer. Based on that evaluation these officers concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

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

In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest. Symbol then filed a motion to enter the judgment with the U.S. District Court for the Southern District of New York. In response, the Company filed its motion to vacate the arbitrator's award in the same Court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. On March 13, 2006, the Company paid $14.9 million reflecting royalties and interest due in accordance with the judgment of which $14.4 was accrued for at December 31, 2005, and recorded a charge of $0.5 million for interest due through the payment date. We expect the obligation to make future royalty payments to cease on these products during the second quarter of 2006 as a result of already-implemented actions.

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court for the Eastern District of Texas has been stayed pending the outcome of the matter before the ITC. It is expected that a trial will be held in July 2006 with a decision later this year. Metrologic stands firm, in its belief, that its products do not infringe Symbol's patents. In this regard, by order dated April 17, 2006, the Administrative Law Judge found one of Symbol's patents to be invalid. Metrologic will vigorously defend the remaining allegations of patent infringement.

On November 4, 2005, Symbol filed another suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. The complaint has been served on the Company and we have moved to transfer the case from Texas to New York.

Metrologic v. Symbol Technologies, Inc.
On June 18, 2003, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Symbol Agreement. The Court heard arguments on the construction of the claims in the patents in suit in March 2006 and a trial is currently scheduled for September 2006.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. In September 2005, the parties filed cross motions for summary judgment. While our motion remains pending, on May 1, 2006, Symbol's motion for summary judgment was denied. As of March 31, 2006, the Company has approximately $0.8 million of royalty receivables which is reflected in Other current assets in our Consolidated Balance Sheet.

On May 8, 2006, the Company filed a Complaint against Symbol Technologies in the United States District Court for New Jersey. This new Complaint asserts infringement by Symbol of several Metrologic patents and seeks declaratory, injunctive and monetary relief.

PSC
The Company has received notification from PSC alleging that our Stratos bi-optic scanner infringes certain newly issued PSC patents. Under the settlement agreement effective March 16, 2005 between us and PSC, the parties agreed to certain dispute resolution provisions that provide for a 90 day standstill period in which the parties will try to resolve any disagreements before commencing litigation. We are investigating PSC's claims. If we are not able to resolve this issue with PSC, they could initiate litigation against us.

Brazil
Our subsidiary in Brazil has received notices from the local taxing authorities disputing the amount of import taxes and duties paid on imported products prior to December 2002. We have filed appeals of their assessments in the administrative courts and are awaiting decisions on our appeals. We have accrued a liability for these claims based on what we believe to be the most likely outcome of these appeals and other potential administrative processes. If we are unsuccessful in our appeals and other administrative processes, the actual liability could be approximately $1 million higher than the amount we have accrued as of March 31, 2006.

Janet Norton v. Metrologic Instruments, Inc.
On May 1, 2006, the Company received a Complaint which asserts an employment based claim by a current employee. Our investigation of this Complaint has just begun.

We are not aware of any other legal claim or action against us, which could be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.



Item 1A.   Risk Factors


For identification and discussion of the most significant risks applicable to the Company and its business, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

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



Date: May 10, 2006                  By:/s/ Benny A. Noens
      -----------------            ----------------------------------------
                                   Benny A. Noens
                                   Chief Executive Officer
                                   (Principal Executive Officer)





Date: May 10, 2006                  By:/s/ Kevin J. Bratton
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

Date: May 10, 2006

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

Date: May 10, 2006

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benny A. Noens, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Benny A. Noens
------------------------------------
Benny A. Noens
Chief Executive Officer
May 10, 2006

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
May 10, 2006