Form 10-Q
period 2006-06-30
METROLOGIC INSTRUMENTS INC
filed 2006-08-09
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

         Yes [ ]   No [X]


As of July 31, 2006, there were 22,686,819 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX


                                                                         Page
                                                                          No.
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         June 30, 2006 (unaudited) and December 31, 2005                    3

         Consolidated Statements of Operations (unaudited)
         -Three and Six Months Ended June 30, 2006 and 2005                 4

         Consolidated Statement of Shareholders' Equity (unaudited)
         - Six Months Ended June 30, 2006                                   5

         Consolidated Statements of Cash Flows (unaudited)
         -  Six Months Ended June 30, 2006 and 2005                         6

         Notes to Consolidated Financial Statements (unaudited)             7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        28

Item 4.  Controls and Procedures                                           28

Part II - Other Information

Item 1.  Legal Proceedings                                                 29

Item 1A. Risk Factors                                                      30

Item 4.  Submission of Mattrs to a Vote of Security Holders                30

Item 6.  Exhibits                                                          32

Signatures                                                                 33

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                           Consolidated Balance Sheets
             (amounts in thousands except share and per share data)

                                                    June 30,    December 31,
                                                      2006          2005
                                                      ----          ----
                                                   (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                   $  40,138     $  49,463
       Marketable securities                          25,599        24,475
       Accounts receivable, net of allowance
         of $706 and $627, respectively               49,583        48,462
       Inventory                                      35,682        29,364
       Deferred income taxes                             699           801
       Other current assets                            4,645         5,599
                                                   ---------     ---------

   Total current assets                              156,346       158,164

   Property, plant and equipment, net                 20,873        20,402
   Goodwill                                           26,336        25,745
   Computer software, net                              7,756         8,949
   Other intangibles, net                              9,161         8,409
   Deferred income taxes                               1,352         4,262
   Other assets                                          282           251
                                                   ---------     ---------
   Total assets                                    $ 222,106     $ 226,182
                                                   =========     =========

Liabilities and shareholders' equity
   Current liabilities:
       Lines of credit                             $  16,556     $  15,989
       Current portion of notes payable                   16         2,444
       Accounts payable                               12,209        14,200
       Accrued expenses                               13,887        32,509
       Deferred contract revenue                         981           739
                                                   ---------     ---------

   Total current liabilities                          43,649        65,881

   Notes payable, net of current portion                   4             3
   Deferred income taxes                               2,502             8

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
           shares authorized; none issued                   -            -
       Common stock, $0.01 par value: 30,000,000
           shares authorized; 22,674,769 and
           22,320,014 shares issued and outstanding
           on June 30, 2006 and December 31, 2005,
           respectively                                   227          223
       Additional paid-in capital                      98,970       92,828
       Retained earnings                               77,745       68,975
       Accumulated other comprehensive loss              (991)      (1,736)
                                                   ----------    ---------
       Total shareholders' equity                     175,951      160,290
                                                   ----------    ---------
   Total liabilities and shareholders' equity      $  222,106    $ 226,182
                                                   ==========    =========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (amounts in thousands except share data)


                                            Three Months Ended Six Months Ended
                                                  June 30,         June 30,
                                               2006     2005    2006     2005
                                               ----     ----    ----     ----

Sales                                       $ 62,551 $ 48,604 $122,786 $ 95,455
Cost of sales                                 37,337   27,044   73,746   53,777
                                            -------- -------- -------- --------

Gross profit                                  25,214   21,560   49,040   41,678

Selling, general and administrative
   expenses                                   16,032   12,139   30,819   23,534
Research and development expenses              2,763    2,218    5,249    4,170
                                            -------- -------- -------- --------


Operating income (expenses)                    6,419    7,203   12,972   13,974

Other income (expenses)
   Interest income                               630      416    1,260      701
   Interest expense                             (253)    (304)  (1,014)    (567)
   Other income (expense), net                    95      (45)     485     (742)
                                            -------- -------- -------- --------


   Total other income (expense)                  472       67      731     (608)
                                            -------- -------- -------- --------


Income before provision for
   income taxes                                6,891    7,270   13,703   13,366

Provision for income taxes                     2,481    2,617    4,933    4,812
                                            -------- -------- -------- --------


Net income                                  $  4,410 $  4,653 $  8,770 $  8,554
                                            ======== ======== ======== ========

Earnings per share:

  Basic earnings per share                 $    0.19 $   0.21 $   0.39 $   0.39
                                            ======== ======== ======== ========
  Diluted earnings per share               $    0.19 $   0.20 $   0.38 $   0.37
                                            ======== ======== ======== ========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                             (amounts in thousands)


                                                           Accumulated
                                       Additional             Other
                                  Common Paid-in  Retained Comprehensive
                                   Stock Capital  Earnings    Loss      Total
                                   ----  -------  --------  --------   --------

Balances, January 1, 2006          $223  $92,828 $ 68,975   $ (1,736)  $160,290

  Comprehensive income:
     Net income                       -        -    8,770          -      8,770
     Other comprehensive income-
       foreign currency
       translation adjustment         -        -        -        745        745
                                                                       --------
  Total comprehensive income          -        -        -          -      9,515

Stock-based compensation              -    2,641        -          -      2,641
Exercise of stock options             4    1,496        -          -      1,500
Tax benefit from exercise of stock
  options                             -    1,841        -          -      1,841
Stock issued through employee stock
    purchase plan                     -      164        -          -        164
                                   --------------------------------------------
Balances, June 30, 2006           $227  $98,970 $ 77,745   $   (991)  $175,951
                                   ============================================


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                       Six Months Ended
                                                           June 30,
                                                     2006               2005
                                                   --------           --------
Operating activities
Net income                                         $  8,770            $ 8,554
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
  Depreciation                                        1,871              1,741
  Amortization                                        1,688              1,665
  Stock-based compensation                            2,641                  -
  Deferred income tax benefit                          (478)                 -
  Excess tax benefits from stock-based compensation  (1,841)                 -
  (Gain) loss on disposal of equipment                   (3)                40
  Symbol litigation settlement payment              (14,882)                 -
  Note discount amortization                             16                 56
  Changes in operating assets and liabilities:
     Accounts receivable                                397             (4,625)
     Inventory                                       (5,549)               919
     Other current assets                             1,187                122
     Other assets                                       (31)               (69)
     Accounts payable                                (2,183)            (1,587)
     Accrued expenses                                 3,780                321)
     Other liabilities                                    -                (75)
                                                    -------            -------
Net cash (used in) provided by
  operating activities                               (4,617)             7,062

Investing activities
Purchase of property, plant and equipment             (2,274)           (2,081)
Purchase of minority interest in subsidiary                -            (1,213)
Purchases of marketable securities                  (101,311)         (108,775)
Sales of marketable securities                       100,187           105,575
Patents and trademarks                                (1,247)             (527)
Proceeds from sale of property                            33                 6
                                                     -------           -------
Net cash used in investing activities                 (4,612)           (7,015)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                      1,664             1,249
Excess tax benefits from stock-based
     compensation                                      1,841                 -
Net (repayments) borrowings on lines of credit          (508)            3,721
Principal payments on notes payable                   (2,400)             (367)
Capital lease payments                                   (50)              (71)
Net cash provided by                                 -------            -------
  financing activities                                   547             4,532

Effect of exchange rates on cash                        (643)              763
                                                     -------           -------
Net (decrease)increase in cash and cash
     equivalents                                      (9,325)            5,342
Cash and cash equivalents at beginning of period      49,463            36,340
                                                     -------            -------
Cash and cash equivalents at end of period          $ 40,138           $41,682
                                                    ========            =======
Supplemental Disclosure:
     Cash paid for interest                         $    926           $   403
                                                    ========            =======
     Cash paid for income taxes                     $  2,310           $ 2,603
                                                    ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2006
                  (amounts in thousands except per share data)
                                   (Unaudited)
1.       Business

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

Investments

Marketable securities consist of investments in auction rate securities and other similar type instruments. All of these investments are classified as available-for-sale. The costs of these marketable securities approximate their market values as of June 30, 2006 and December 31, 2005. The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in these securities provides higher yields than money market and other cash equivalent investments.


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

Diluted EPS excludes potential common shares related to our share-based compensation plans because the inclusion of the potential common shares would have an anti-dilutive effect. For the three and six month periods ended June 30, 2006 and 2005, potential common shares excluded were 1,238,299 and 817,802, respectively for the three month period and 1,118,375 and 796,527 respectively, for the six month period.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the periods presented:


                                  Three Months ended June 30,
                   -----------------------------------------------------------
                               2006                           2005
                   --------------------------    -----------------------------
                                        Per                             Per
                    Net      Shares    Share      Net      Shares      Share
                   Income              Amount    Income                Amount
                   ------- ----------  ------    ------- ----------   --------

Basic EPS         $4,410   22,668,702  $0.19    $4,653   22,136,353   $0.21

Effect of dilutive
  securities                  567,824                      940,005
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $4,410   23,236,526  $0.19    $4,653   23,076,358   $0.20
                   ------- ----------  ------    ------- ----------   --------


                                   Six Months ended June 30,
                   -----------------------------------------------------------
                               2006                           2005
                   --------------------------    -----------------------------
                                        Per                             Per
                    Net      Shares    Share      Net      Shares      Share
                   Income              Amount    Income                Amount
                   ------- ----------  ------    ------- ----------   --------

Basic EPS         $8,770   22,549,895  $0.39    $8,554   22,021,809   $0.39

Effect of dilutive
  securities                  671,135                    1,078,224
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $8,770   23,221,030  $0.38    $8,554   23,100,033   $0.37
                   ------- ----------  ------    ------- ----------   --------


4.        Inventory

     Inventory consists of the following:

                                            June 30, 2006   December 31, 2005
                                          --------------    ------------------
         Raw materials                      $ 12,264             $ 10,368
         Work-in-process                       4,304                4,316
         Finished goods                       19,114               14,680
                                              ------               ------
           Total                            $ 35,682             $ 29,364
                                              ------               ------

5.        Comprehensive Income

     The Company's total comprehensive income was as follows:

                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                            2006       2005    2006       2005
                                            ----       ----    ----       ----

     Net income                           $ 4,410    $ 4,653  $ 8,770   $ 8,554
     Other comprehensive income (loss):
        Change in equity due to
         foreign currency
         translation adjustments              379      (902)      745    (1,198)
                                          -------    -------  -------   -------
     Comprehensive income                 $ 4,789    $ 3,751  $ 9,515   $ 7,356
                                          =======    =======  =======   =======


6.      Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2006 consist of the following:


                                                     Industrial
                                         Data        Automation/
                                        Capture &      Optical
                                       Collection      Systems         Total
                                        ---------     ----------     ---------

Balance as of January 1, 2006           $  15,067      $  10,678     $  25,745
Foreign currency translation
    adjustments                               591              -           591
                                        ---------      ---------     ---------
Balance as of June 30, 2006             $  15,658      $  10,678     $  26,336
                                        =========      =========     =========

Other Intangibles

The following table reflects the components of identifiable intangible assets:


                                June 30, 2006            December 31, 2005
                         --------------------------  --------------------------
             Amortizable  Gross                Net     Gross              Net
                Life     Carrying Accumulated  Book  Carrying Accumulated Book
               (years)    Amount  Amortization Value  Amount  Amorization Value
             ----------- --------------------------- ---------------------------
Computer
 software         5      $11,920   $(4,164)  $ 7,756 $11,920   $(2,971) $ 8,949
Patents and
 trademarks      17       10,454    (3,177)    7,277   9,207    (2,901)   6,306
Holographic
 technology      10        1,082    (1,082)        -   1,082    (1,062)      20
Advance
 license fee     17        2,750    (1,158)    1,592   2,750    (1,075)   1,675
Covenants not
 to compete       3          700      (408)      292     700      (292)     408
                          ------    -------   ------  ------    ------   ------
   Total                 $26,906   $(9,989)  $16,917 $25,659   $(8,301) $17,358
                          ======    =======   ======  ======    ======   ======


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $1,688 and $1,665 of amortization expense for the six months ended June 30, 2006 and 2005, respectively.

7.       Stock-Based Compensation


The Company adopted SFAS 123(R), "Share-based Payments" ("SFAS No. 123(R)") on January 1, 2006. SFAS No. 123(R) requires that the fair value of stock-based compensation be recognized in financial statements. Prior to January 1, 2006, the Company followed Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock compensation.

The Company elected the modified prospective method in adopting SFAS No. 123(R). Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings.

Under the provision of SFAS No. 123(R), the Company recorded $1,091 and $7 of stock-based compensation expense during the three-month period ended June 30, 2006 in relation to its Stock Option Plans and Employee Stock Purchase Plan, respectively. The Company recorded $2,618 and $23 of stock-based compensation expense during the six-month period ended June 30, 2006 in relation to its Stock Option Plans and Employee Stock Purchase Plan, respectively. The Company recorded an associated tax benefit related to the stock-based compensation expense of $395 and $951 during the three-month and six-month periods ended June 30, 2006, respectively.

SFAS No. 123(R) also required the Company to change its classification, in our consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts totaling $145 and $1,841 for the three-month and six-month periods ended June 30, 2006 are presented as financing cash inflows rather than as reductions of income taxes paid in our consolidated statements of cash flows.

Stock Option Plans

During 2004, the Company's Board of Directors adopted the 2004 Equity Incentive Plan as the 1994 Incentive Plan had expired. The Company's Board of Directors has granted incentive and non-qualified stock options pursuant to the Company's Incentive Plans to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the 2004 Equity Incentive Plan is 1,500,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Plan. An aggregate of 448,850 shares were available for grant under the 2004 Equity Incentive Plan at June 30, 2006. Options granted under the 2004 Equity Incentive Plan become exercisable over periods ranging from one to four years. Each option shall expire no more than ten years after becoming exercisable.

The weighted-average fair value of the options granted under the stock option plans for the six months ended June 30, 2006 and 2005 was $9.66 and $12.04, respectively. We utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:



                                       Six Months Ended
                                           June 30,
                                     --------------------
                                      2006         2005

Expected Volatility                  56.0  %      72.2  %
Average risk-free interest rate       4.6  %       3.9  %
Expected life (in years)              4.2          4.7  %
Dividend yield                        0.0  %       0.0  %


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


Based on our historical experience of pre-vesting option cancellations, the Company has assumed an annualized forfeiture rate of 2.2% for our options. Under the true-up provisions of SFAS No.123(R), we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.


The amortization of stock compensation under SFAS 123(R) for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated using the accelerated method in accordance with Financial Accounting Standard Board ("FASB") Interpretation ("FIN") No. 28. Total compensation cost of options granted but not yet vested, as of June 30, 2006, was $6.1 million, which is expected to be recognized over the weighted average period of 1.54 years.

The following table summarizes activity under all stock option plans:

                                       Six Months Ended June 30, 2006
                              -------------------------------------------------

                                            Weighted    Weighted
                                            Average      Average     Aggregate
                                            Exercise    Remaining    Intrinsic
                                 Shares     Price Per  Contractual     Value
                              Outstanding     Share       Term        (000's)
                              -----------   ---------  -----------   ----------

Balance at December 31, 2005   1,712,553       $11.72

Options Granted                  474,900       $20.16

Options Exercised               (340,748)      $ 4.38

Options Cancelled                (47,250)      $14.19
                               ----------

Balance at June 30, 2006       1,799,455       $15.27      7.80       $ 6,350
                               ==========

Exercisable at June 30, 2006     712,212       $12.15      6.72       $ 4,144

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

                                          Three Months Ended   Six Months Ended
                                            June 30, 2005        June 30, 2005
                                              (Pro forma)         (Pro forma)
Net income:
   As reported                                  $  4,653            $  8,554
   Deduct:  (total stock-based
   employee compensation expense
   determined under fair value based
   method, net of related taxes)                    (747)             (1,465)
                                                --------            --------
   Pro forma net income                         $  3,906            $  7,089
                                                ========            ========
Earnings per share:
      Basic:
         As reported                            $   0.21            $   0.39
         Pro forma                                  0.18                0.32
      Diluted:
         As reported                            $   0.20            $   0.37
         Pro forma                                  0.17                0.31

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees have the opportunity to acquire the Company's common stock quarterly through payroll deductions, at 90% of the lower of (a) the fair market value of the stock on the first day of the applicable quarterly offering period or (b) the fair market value of the stock on the last day of the applicable quarterly offering period. This plan is considered a compensatory plan under the provisions of SFAS No. 123(R).

8.       Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the three-month and six-month periods ended June 30, 2006 or 2005. The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture and Collection and Industrial Automation/Optical Systems.

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. A summary of the business segment operations for the three-and six-month periods ended June 30, 2006 and 2005 is included below:


                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                      2006       2005      2006         2005

                                   ---------------------  --------------------

Business segment net sales:
     Data Capture and Collection   $  51,059    $ 39,128  $ 101,329   $ 75,656
     Industrial Automation/Optical
      Systems                         11,492       9,476     21,457     19,799
                                   ---------------------  --------------------
     Total                         $  62,551    $ 48,604  $ 122,786   $ 95,455
                                   ---------------------  --------------------
Business segment gross profit:
     Data Capture and Collection   $  22,241    $ 19,095  $  43,076   $ 36,358
     Industrial Automation/Optical
      Systems                          2,973       2,465      5,964      5,320
                                   ---------------------  --------------------
     Total                         $  25,214    $ 21,560  $  49,040   $ 41,678
                                   ---------------------  --------------------

Business segment operating income:
     Data Capture and Collection   $   6,587    $  6,932  $  12,977   $ 12,829
     Industrial Automation/Optical
      Systems                           (168)        271         (5)     1,145
                                   ---------------------  --------------------
     Total                         $   6,419    $  7,203  $  12,972   $ 13,974
                                   ---------------------  --------------------
Total other income (expenses)      $     472    $     67  $     731   $   (608)
                                   ---------------------  --------------------
Income before provision for
  income taxes                     $   6,891    $ 7,270   $  13,703   $ 13,366
                                   ---------------------  --------------------

9.      Acquisitions and Asset Purchases

Visible-RF, LLC

On May 5, 2006, the Company acquired all of the assets of Visible-RF, LLC, a privately held start-up company located in Needham, MA for $750.
The acquisition of the assets of Visible-RF, LLC represents a significant addition to the Company's technology portfolio. This technology combines the benefits of a paper label with the advantages of RFID to display visible information that is updated via a wireless signal. The Company allocated the cost to intangibles for the Visible-RF patent portfolio which is being amortized over its estimated useful life of 17 years.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the way companies are to account for uncertainty in income taxes recognized in financial statements and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company does not plan to adopt early and is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the Company's consolidated financial position, consolidated results of operations or liquidity.

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

In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest. Symbol then filed a motion to enter the judgment with the U.S. District Court for the Southern District of New York. In response, the Company filed its motion to vacate the arbitrator's award in the same Court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. On March 13, 2006, the Company paid $14.9 million reflecting royalties and interest due in accordance with the judgment of which $14.4 million was accrued for at December 31, 2005, and recorded a charge of $0.5 million for interest due through the payment date. With a payment due on approximately August 15, 2006, any significant royalty obligations for these products will end.

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court for the Eastern District of Texas has been stayed pending the outcome of the matter before the ITC. Trial before the ITC commenced on July 24, 2006 and concluded on August 1, 2006. The parties will submit post trial briefs, after which time the matter will be ready for determination initially by the Administrative Law Judge. Metrologic stands firm, in its belief, that its products do not infringe Symbol's patents. In this regard, by order dated April 17, 2006, the Administrative Law Judge found one of Symbol's patents to be invalid. Metrologic is vigorously defending the remaining allegations of patent infringement.

On November 4, 2005, Symbol filed another suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. The complaint has been served on and answered by the Company. Discovery has just begun in this matter. We plan a vigorous defense.

Metrologic v. Symbol Technologies, Inc.

On June 18, 2003, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Symbol Agreement. The Court heard arguments on the construction of the claims in the patents in suit in March 2006 and a trial is currently scheduled for November 2006.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. In September 2005, the parties filed cross motions for summary judgment. On May 1, 2006, Symbol's motion for summary judgment was denied. Then, on June 27, 2006, our motion for summary judgment was granted. An agreed to form of order calling for the payment to us of $2.65 million was submitted to the Court on July 24, 2006. As of June 30, 2006, the Company has approximately $0.8 million of royalty receivables reflected in Other current assets in our Consolidated Balance Sheet related to this matter. The Company will not record a gain related to the remaining amount in its Consolidated Statement of Operations until the decision is finalized and all appeal rights are exhausted by Symbol.

On May 8, 2006, the Company filed a Complaint against Symbol in the U.S. District Court for New Jersey. This new Complaint asserts infringement by Symbol of several Metrologic patents and seeks declaratory, injunctive and monetary relief. More specifically, we assert that several of Symbol's mobile computers infringe our mobile computing patent portfolio. Symbol has filed an answer and counterclaim asserting, among other things, that it is licensed to use our patents and that the patents are invalid. Discovery in this matter has just begun.

Brazil

Our subsidiary in Brazil has received notices from the local taxing authorities disputing the amount of import taxes and duties paid on imported products prior to December 2002. We have filed appeals of their assessments in the administrative courts and are awaiting decisions on our appeals. We have accrued a liability for these claims based on what we believe to be the most likely outcome of these appeals and other potential administrative processes. If we are unsuccessful in our appeals and other administrative processes, the actual liability could be approximately $1.1 million higher than the amount we have accrued as of June 30, 2006.

Janet Norton v. Metrologic Instruments, Inc.

On May 1, 2006, the Company received a Complaint filed in the Superior Court of New Jersey which asserts an employment based claim by a current employee. Our investigation to date demonstrates that this claim has no merit. The plaintiff has filed an amended complaint and we will shortly be filing an answer.

PSC Scanning v. Metrologic Instruments, Inc.

On May 10, 2006, PSC Scanning ("PSC") filed an action against the Company in the U.S. District Court in Oregon. In its complaint, PSC asserted that our Stratos line of bi-optic scanners infringe two new patents issued on December 13, 2005 and January 31, 2006. We have filed an answer and counterclaim and intend to vigorously defend this matter. Additionally, complying with the terms of the settlement agreement effective March 16, 2005, we have notified PSC that two lines of their products infringe our patents. Regarding our claims, we are currently in a 90 day standstill period where the parties are required to meet and confer to see if the matter can be resolved.

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


General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2005 contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The Consolidated Financial Statements for the three and six months ended June 30, 2006 and 2005 are unaudited.

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

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory reserves, legal contingencies, stock-based compensation, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than the Company's compliance with the new accounting requirements of Financial Accounting Standards Board Statement No. 123(R), "Share Based Payments" ("SFAS 123(R)"), there have been no material changes to the critical accounting policies listed and described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2005 Annual Report on Form 10-K.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, in which compensation cost is recognized for (a) all share-based payments granted after the effective date and
(b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested as of the effective date. Under the fair value recognition provisions of SFAS 123(R), the Company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest. The Black-Scholes option-pricing model used in calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, and these estimates involve inherent uncertainties and the application of management judgment. As a result, should factors and assumptions change, such as volatility, the expected life, and forfeiture rates, the share-based compensation expense could be materially different in the future.

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

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States as well as focusing on the adoption of bar coding technology in the healthcare industry. During fiscal 2005 and the first half of 2006, we continued to see increased orders with key retail accounts which contributed to our quarter over quarter sales growth. Another key factor in achieving this sales growth is expanding our geographic reach by capitalizing on our presence throughout Asia and emerging markets in Central and Eastern Europe. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou, China manufacturing facility which was completed in 2004, as well as the opening of new sales offices in these territories. Our plans are to open additional offices in the Asia/Pacific region as we continue to implement and build upon our "globally local" philosophy. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate new markets that we have not previously served and gain market share in our existing markets. Furthermore, we introduced five new products in 2005 and currently have additional new products in the pipeline. We continue to believe sales for 2006 and beyond will be positively affected as these new products either begin to ship or ship in larger quantities.

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

Closely linked to the success factors discussed above is our continued focus to maintain financial flexibility. As of June 30, 2006, we had total debt of approximately $16.6 million. Furthermore, we had cash and cash equivalents and marketable securities of approximately $65.7 million as of June 30, 2006. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. In an effort to expand our market presence in RFID (Radio Frequency Identification) as part of our planned growth strategy, on May 5, 2006, the Company acquired of all of the assets of Visible-RF, LLC, a privately held company located in Needham, MA.
The acquisition of Visible-RF, LLC represents a significant addition to the Company's technology portfolio. This technology combines the benefits of a paper label with the advantages of RFID to display visible information that is updated via a wireless signal. The Company intends to utilize its extensive worldwide sales and distribution network to expand this new technology through its existing customer base. In addition, Metrologic entered into a strategic partnership with MaxID during March 2006 which has resulted in two recently introduced RFID readers for the North American Market. Adding this RFID technology enables us to serve customers in the supply chain and transportation/logistics markets and will help redefine our Industrial Business strategy.

Results of Operations

In addition to including results of operations under accounting principles generally accepted in the United States of America, we disclose results of operations data for the three-month and six-month periods ended June 30, 2006 excluding the effects of stock-based compensation. For internal management analysis, we compare current operating expenses to periods prior to the adoption of SFAS No. 123(R) on a "with" and "without" basis to determine the trend of operating expenses. The reconciliation below shows the effects on the quarterly results if we had not adopted SFAS No. 123(R). This non-GAAP financial data is included with the intention of providing investors a more complete understanding of our results of operations and trends as compared with prior period results, but should only be used in conjunction with results reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Non-GAAP Financial Information

                            Three Months Ended             Six Months Ended
                               June 30, 2006                June 30, 2006
                             ($ in Thousands)             ($ in Thousands)
                       ----------------------------- --------------------------
                                            Actual                      Actual
                        Actual    Effect    Before    Actual   Effect   Before
                          As      of SFAS    SFAS       As     of SFAS   SFAS
                       Reported     123R     123R    Reported   123R     123R
                       ----------------------------  --------------------------
Sales                    $62,551  $     -   $62,551  $122,786 $     -  $122,786
Cost of sales             37,337      217    37,120    73,746     538    73,208
                         -------  -------   -------  -------- -------  --------

Gross profit              25,214     (217)   25,431    49,040    (538)   49,578
Operating expenses:
   Selling, general and
    administrative
    expenses              16,032      662    15,370    30,819   1,593    29,226
   Research and
    development expenses   2,763      218     2,545     5,249     510     4,739
                         -------  -------   -------  -------- -------  --------


Total operating expenses  18,795      880    17,915    36,068   2,103    33,965

Operating income           6,419   (1,097)    7,516    12,972  (2,641)   15,613
Other income                 472        -       472       731       -       731
                         -------  -------   -------  -------- -------  --------


Income before income taxes 6,891   (1,097)    7,988    13,703  (2,641)   16,344
Income tax expense
 (benefit)                 2,481     (395)    2,876     4,933    (951)    5,884
                         -------  -------   -------  -------- -------  --------


Net income               $ 4,410  $  (702)  $ 5,112  $  8,770 $(1,690) $ 10,460
                         =======  =======   =======  ======== =======  ========
Earnings per share:
  Basic                  $  0.19  $ (0.04)  $  0.23  $   0.39 $ (0.07) $   0.46
  Diluted                $  0.19  $ (0.03)  $  0.22  $   0.38 $ (0.07) $   0.45


The following table sets forth certain of our consolidated statement of operations data as a percentage of revenues for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to our Consolidated Financial Statements.

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                        --------------------------- ---------------------------
                          2006     2006      2005     2006     2006      2005
                           As    Excluding    As       As    Excluding    As
                        Reported SFAS 123R Reported Reported SFAS 123R Reported
                        --------------------------- ---------------------------
Sales                     100.0%   100.0%    100.0%  100.0%   100.0%    100.0%
Cost of sales              59.7%    59.3%     55.6%   60.1%    59.6%     56.3%
Gross profit               40.3%    40.7%     44.4%   39.9%    40.4%     43.7%
Operating expenses:
 Selling, general and
  administrative
  expenses                 25.6%    24.6%     25.0%   25.1%    23.8%     24.7%
 Research and development
  expenses                  4.4%     4.1%      4.6%    4.3%     3.9%      4.4%

Total operating expenses   30.0%    28.7%     29.6%   29.4%    27.7%     29.1%

Operating income           10.3%    12.0%     14.8%   10.5%    12.7%     14.6%
Other income (expenses),
 net                        0.8%     0.8%      0.2%    0.6%     0.6%     (0.6%)

Income before income taxes 11.1%    12.8%     15.0%   11.1%    13.3%     14.0%

Provision for income taxes  4.0%     4.6%      5.4%    4.0%     4.8%      5.0%

Net income                  7.1%     8.2%      9.6%    7.1%     8.5%      9.0%

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           2006      2005      2006      2005
                                        ---------  --------  --------  --------
                                          ($ in Thousands)    ($ in Thousands)

  Data Capture & Collection             $  51,059  $ 39,128  $101,329  $ 75,656
  Industrial Automation/Optical Systems
     Industrial Automation                  2,639     3,461     5,122     8,015
     Optical Systems                        8,853     6,015    16,335    11,784
                                        ---------  --------  --------  --------
         Total Industrial Automation/
             Optical Systems               11,492     9,476    21,457    19,799
                                        ---------  --------  --------  --------
     Total Company                      $  62,551  $ 48,604  $122,786  $ 95,455
                                        =========  ========  ========  ========

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations.
For the six months ended June 30, 2006, sales and gross profit were negatively affected by fluctuations in the value of the U.S. dollar relative to certain foreign currencies, especially the euro, when compared to the comparable period in 2005.


The following table sets forth certain information as to our sales by geographic location:

                 ------------------------------ -------------------------------
                       Three Months Ended              Six Months Ended
                            June 30,                      June 30,
                 2006       %     2005      %      2006      %     2005     %
                 ------------------------------ -------------------------------
($ in Thousands)

The Americas(1) $25,596   40.9% $23,149   47.6% $ 53,541   43.6% $45,766  47.9%
EMEA (2)         29,713   47.5%  19,387   39.9%   56,825   46.3%  38,253  40.1%
Asia/Pacific      7,242   11.6%   6,068   12.5%   12,420   10.1%  11,436  12.0%
                -------  ------ -------  ------ --------  ------ ------- ------
  Total         $62,551  100.0% $48,604  100.0% $122,786  100.0% $95,455 100.0%
                =======  ====== =======  ====== ========  ====== ======= ======

(1) The Americas is defined as North America, South America, Canada and Mexico
(2) EMEA is defined as Europe, Middle East and Africa

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Sales increased 28.7% to $62.6 million in the three months ended June 30, 2006 from $48.6 million in the three months ended June 30, 2005. Sales of our data capture and collection products increased by 30.5%, sales of industrial automation products decreased by 23.8% and sales of optical systems increased by 47.2%. The Euro exchange rate did not have a material impact on data capture and collection sales. Data capture and collection sales increased approximately $15.0 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. These factors were partially offset by a decrease of approximately $3.2 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector in all geographic regions.

Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business. The decrease in the industrial automation product sales is attributable to the completion of certain fixed price and other contracts during or prior to the second quarter of 2006.

The increase in optical systems sales in the second quarter of 2006 reflects an increase in ongoing and new customer funded research and development and production type programs.

Sales to "The Americas" region increased $2.4 million, or 10.6%, in the three months ended June 30, 2006 when compared to the comparable period in 2005. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and continued growth with our key distributors. EMEA sales increased $10.3 million, or 53.3% in the three months ended June 30, 2006 when compared to the same period a year ago. The increase in EMEA sales is attributable to increased unit volume offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers as well as increased sales of certain of our products utilized in reverse-vending applications attributable to legislative mandates. Asia/Pacific sales increased $1.2 million, or 19.3% in the three months ended June 30, 2006 when compared with the comparable period in 2005. We continue to experience growth in this region as a result of continued penetration into both new and existing key markets. No individual customer accounted for 10.0% or more of sales in the three months ended June 30, 2006 or 2005.

Cost of sales increased to $37.3 million in the three months ended June 30, 2006 from $27.0 million in the three months ended June 30, 2005. As a percentage of sales, cost of sales increased to 59.7% in 2006 from 55.6% in 2005. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

        o Competitive pricing on direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix within our data capture and collection business segment resulting from increased sales of our new product offerings that have lower margins and have not yet been fully cost reduced as well as certain non-Metrologic products.
        o Increased royalty costs as a result of the court decision upholding the arbitration award that we are required to pay royalty payments of $10 per unit on sales of certain of our scanners.
        o Increased warranty costs for certain product redesign initiatives and quality issues identified for select products.
        o Increased compensation costs as a result of the adoption of SFAS No. 123(R).

Selling, general and administrative ("SG&A") expenses increased 32.1% to $16.0 million in the three months ended June 30, 2006 from $12.1 million for the three months ended June 30, 2005. As a percentage of sales, SG&A expenses increased from 25.0% of sales in the three months ended June 30, 2005 to 25.6% of sales in the corresponding period in 2006. The increase in SG&A expenses was primarily attributable to increased legal fees associated with ongoing litigation matters, stock-based compensation expense resulting from the adoption of SFAS No. 123(R) and increased variable selling expenses associated with the higher sales volume than the comparable period in 2005. Excluding the effects of SFAS No. 123(R), SG&A expenses would have been $15.4 million or 24.6% of sales.

Research and development ("R&D") expenses increased 24.6% to $2.8 million in the three months ended June 30, 2006 from $2.2 million in the corresponding period in 2005; however, as a percent of sales, R&D expenses decreased to 4.4% of sales from 4.6% of sales. The decrease in R&D expenses as a percent of sales can be attributed to higher sales volume in 2006. The relative increase is primarily due to stock-based compensation expense resulting from the adoption of SFAS No. 123(R) and an increase in personnel and professional fee costs associated with ongoing product development initiatives. Excluding the effects of SFAS No. 123(R), R&D expenses would have been $2.5 million or 4.1% of sales.

Net interest income of $0.4 million for the three months ended June 30, 2006 increased $0.3 million as compared with net interest income of $0.1 million for the comparable period in 2005. The increase can be attributed to higher invested cash balances and higher interest yields on investment earnings in 2006 than in the comparable period in 2005 and a reduction of interest expense as a result of the payoff on acquisition related notes during the first quarter of 2006.

Other income/expense reflects net other income of $0.1 million for the three months ended June 30, 2006 compared with net other expense of $0.05 million for the comparable period in 2005. The change can be attributed to higher foreign exchange losses in 2005 when compared with exchange gains in the comparable period in 2006 as a result of volatility in foreign exchange rates, primarily the Euro, Brazilian real and the Singapore dollar.

Net income was $4.4 million, or $0.19 per diluted share for the three months ended June 30, 2006 compared with net income of $4.7 million or $0.20 per diluted share in 2005. Net income reflects a 36% effective tax rate for both 2006 and 2005. The effective rate for 2006 does not reflect any benefit for research and development tax credits as the federal legislation authorizing such credits expired on December 31, 2005, and has not yet been renewed. Excluding the effects of SFAS No. 123(R), net income would have been $5.1 million, or $0.22 per diluted share for the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Sales increased 28.6% to $122.8 million in the six months ended June 30, 2006 from $95.5 million in the six months ended June 30, 2005. Sales of our data capture and collection products increased by 33.9%, sales of industrial automation products decreased by 36.1% and sales of optical systems increased by 38.6%. Data capture and collection sales increased approximately $30.8 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. This was offset by a weakening of the Euro against the U.S. dollar which accounted for a decrease of approximately $2.3 million, as well as a decrease of approximately $2.8 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector in all geographic regions.

Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business. The decrease in the industrial automation product sales is attributable to the completion of certain fixed price and other contracts during or prior to the second quarter of 2006 and smaller contributions from our Omniplanar business.

The increase in optical systems sales in 2006 reflects an increase in ongoing and new customer funded research and development and production type programs and the execution of contract backlog accumulated over the recent quarters.

Sales to "The Americas" region increased $7.8 million, or 17.0%, in 2006 when compared to the comparable period in 2005. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and continued growth with our key distributors. EMEA sales increased $18.6 million, or 48.6% in 2006 when compared to the same period a year ago. The increase in EMEA sales is attributable to increased unit volume offset by lower average selling prices and the weakening of the Euro against the U.S. dollar. The increased unit volume, in part, reflects penetration into Tier 1 retailers as well as increased sales of certain of our products utilized in reverse-vending applications attributable to legislative mandates. Asia/Pacific sales increased $1.0 million, or 8.6% in 2006 when compared with the comparable period in 2005. We continue to experience growth in this region as a result of continued penetration into both new and existing key markets. No individual customer accounted for 10.0% or more of sales in the six months ended June 30, 2006 or 2005.

Cost of sales increased to $73.7 million in the six months ended June 30, 2006 from $53.8 million in the six months ended June 30, 2005. As a percentage of sales, cost of sales increased to 60.1% in 2006 from 56.3% in 2005. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

        o Competitive pricing on direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix within our data capture and collection business segment resulting from increased sales of our new product offerings that have lower margins and have not yet been fully cost reduced as well as certain non-Metrologic products.
        o Increased royalty costs as a result of the court decision upholding the arbitration award that we are required to pay royalty payments of $10 per unit on sales of certain of our scanners.
        o Increased scrap, warranty and obsolescence reserves for certain product redesign initiatives and quality issues identified for select products.
        o Increased compensation costs as a result of the adoption of SFAS No. 123(R).

Selling, general and administrative ("SG&A") expenses increased 31.0% to $30.8 million in the six months ended June 30, 2006 from $23.5 million for the six months ended June 30, 2005. As a percentage of sales, SG&A expenses increased from 24.7% of sales in the six months ended June 30, 2005 to 25.1% of sales in the corresponding period in 2006. The increase in SG&A expenses was primarily attributable to increased legal fees associated with ongoing litigation matters, stock-based compensation expense resulting from the adoption of SFAS No. 123(R) and increased variable selling expenses associated with the higher sales volume than the comparable period in 2005. Excluding the effects of SFAS No. 123(R), SG&A expenses would have been $29.2 million or 23.8% of sales.

R&D expenses increased 25.9% to $5.2 million in the six months ended June 30, 2006 from $4.2 million in the corresponding period in 2005; however, as a percent of sales, R&D expenses decreased slightly to 4.3% of sales from 4.4% of sales. The decrease in R&D expenses as a percent of sales can be attributed to higher sales volume in 2006. The relative increase is primarily due to stock-based compensation expense resulting from the adoption of SFAS No. 123(R) and an increase in personnel and professional fee costs associated with ongoing product development initiatives. Excluding the effects of SFAS No. 123(R), R&D expenses would have been $4.7 million or 3.9% of sales.

Net interest income of $0.2 million for the six months ended June 30, 2006 increased $0.1 million as compared with net interest income of $0.1 million for the comparable period in 2005. The increase can be attributed to higher invested cash balances and higher interest yields on investment earnings in 2006 than in the comparable period in 2005, offset by higher interest expense as a result of the charge of $0.5 million in interest on the Symbol litigation settlement recorded in the quarter ended March 31, 2006.

Other income/expense reflects net other income of $0.5 million for the six months ended June 30, 2006 compared with net other expense of $0.7 million for the comparable period in 2005. The change can be attributed to higher foreign exchange losses in 2005 when compared with exchange gains in the comparable period in 2006 as a result of volatility in foreign exchange rates, primarily the Euro, Brazilian real and the Singapore dollar.

Net income was $8.8 million, or $0.38 per diluted share for the six months ended June 30, 2006 compared with net income of $8.6 million or $0.37 per diluted share in 2005. Net income reflects a 36% effective tax rate for both 2006 and 2005. The effective rate for 2006 does not reflect any benefit for research and development tax credits as the federal legislation authorizing such credits expired on December 31, 2005, and has not yet been renewed. Excluding the effects of SFAS No. 123(R), net income would have been $10.5 million, or $0.45 per diluted share for the six months ended June 30, 2006.

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

Liquidity and Capital Resources

Operating activities

Net cash used in operations was $4.6 million for the six-month period ended June 30, 2006 as compared to cash provided by operations of $7.1 million for the comparable period in 2005. Net cash used in operating activities for the six months ended June 30, 2006 can be attributed primarily to payment of the Symbol litigation award of $14.9 million, net increases in operating assets and liabilities of $4.7 million; offset by net income of $8.8 million, depreciation and amortization of approximately $3.6 million and stock-based compensation expense of $2.6 million.

Our working capital increased $20.4 million or 22.1% to $112.7 million as of June 30, 2006 from $92.3 million as of December 31, 2005. The key components of the increase in working capital were increases in inventory of $6.3 million and an increase in accounts receivable of $1.1 million as a result of sales concentrations at the end of the quarter, increases in marketable securities of $1.1 million and net decreases in other current assets/liabilities of $11.9 million.

Investing activities

Cash used in investing activities was $4.6 million for the six months ended June 30, 2006 as compared to $7.0 million for the comparable period in 2005. The decrease in cash used in investing activities is primarily due to changes in the purchases, sales and maturities of marketable securities of $2.2 million plus the scheduled purchase of the remaining 49% interest in Metrologic Eria Iberica in the first half of 2005 for $1.2 million, offset by increases in patents and trademarks of $0.8 million as a result of the acquisition of Visible-RF, LLC (See Note 9-"Acquisitions" for additional information) and increased spending for capital expenditures of $0.2 million.

Financing activities

Cash provided by financing activities was $0.5 million for the six months ended June 30, 2006 as compared to $4.5 million for the comparable period in 2005. Cash provided by financing activities for the six months ended June 30, 2006 consists primarily of $3.5 million of proceeds and related tax benefits from the exercise of stock options and purchases under the employee stock purchase plan offset by repayments of scheduled notes of $2.4 million (See "Outstanding debt and financing arrangements" below for additional information on scheduled notes) and repayments under lines of credit by our foreign subsidiaries of $0.5 million.

Outstanding debt and financing arrangements

In connection with the acquisition of Omniplanar, the Purchase Agreement set forth a schedule of payments over 18 months. We paid $9.0 million at closing, $2.0 million in 2005 and the final payment of $2.0 million in March 2006.

On September 1, 2005 the Company entered into a Cross-License Agreement with Intermec IP Corp., a division of Intermec Inc., which includes a license origination fee of $0.8 million. The Company paid $0.4 million during the year ended December 31, 2005, $0.2 million for the period ended March 31, 2006, and the remaining scheduled payments of $0.2 million in June 2006.

Some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale and GE Commercial Finance. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by Metrologic Instruments, Inc., the parent company. These agreements provide the Company with availability of up to $21.1 million, using June 30, 2006 exchange rates, at interest rates ranging from 4.0% to 6.5%. In addition, our subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to 0.8 million real or $0.4 million, using June 30, 2006 exchange rates. At June 30, 2006, $16.6 million was outstanding under such agreements and accordingly is included in lines of credit in our Consolidated Balance Sheets.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the Euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi.
In an effort to mitigate the financial implications of the volatility in the exchange rate between the Euro and the U.S. dollar, we have in the past entered and may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include
(i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and (ii) Euro-based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in Euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the Euro and the U.S. dollar, although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at June 30, 2006.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the Modified Prospective Approach. See
Note 7 to our Consolidated Financial Statements for further detail regarding the adoption of this statement.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the way companies are to account for uncertainty in income taxes recognized in financial statements and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company does not plan to adopt early and is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the Company's consolidated financial position, consolidated results of operations or liquidity.

Item 3- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our quantitative and qualitative disclosure about market risk since December 31, 2005.

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


Symbol Technologies, Inc. v. Metrologic


In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol Technologies, Inc. ("Symbol") past royalties on certain of the Company's products plus interest. Symbol then filed a motion to enter the judgment with the U.S. District Court for the Southern District of New York. In response, the Company filed its motion to vacate the arbitrator's award in the same Court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. On March 13, 2006, the Company paid $14.9 million reflecting royalties and interest due in accordance with the judgment of which $14.4 million was accrued for at December 31, 2005, and recorded a charge of $0.5 million for interest due through the payment date. With a payment due on approximately August 15, 2006, any significant royalty obligations for these products will end.

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court for the Eastern District of Texas has been stayed pending the outcome of the matter before the ITC. Trial before the ITC commenced on July 24, 2006 and concluded on August 1, 2006. The parties will submit post trial briefs, after which time the matter will be ready for determination initially by the Administrative Law Judge. Metrologic stands firm, in its belief, that its products do not infringe Symbol's patents. In this regard, by order dated April 17, 2006, the Administrative Law Judge found one of Symbol's patents to be invalid. Metrologic is vigorously defending the remaining allegations of patent infringement.

On November 4, 2005, Symbol filed another suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. The complaint has been served on and answered by the Company. Discovery has just begun in this matter. We plan a vigorous defense.


Metrologic v. Symbol Technologies, Inc.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. In September 2005, the parties filed cross motions for summary judgment. On May 1, 2006, Symbol's motion for summary judgment was denied. Then, on June 27, 2006, our motion for summary judgment was granted. An agreed to form of order calling for the payment to us of $2.65 million was submitted to the Court on July 24, 2006. As of June 30, 2006, the Company has approximately $0.8 million of royalty receivables reflected in Other current assets in our Consolidated Balance Sheet related to this matter. The Company will not record a gain related to the remaining amount in its Consolidated Statement of Operations until the decision is finalized and all appeal rights are exhausted by Symbol.

On May 8, 2006, the Company filed a Complaint against Symbol in the U. S. District Court for New Jersey. This new Complaint asserts infringement by Symbol of several Metrologic patents and seeks declaratory, injunctive and monetary relief. More specifically, we assert that several of Symbol's mobile computers infringe our mobile computing patent portfolio. Symbol has filed an answer and counterclaim asserting, among other things, that it is licensed to use our patents and that the patents are invalid. Discovery in this matter has just begun.

Brazil

Our subsidiary in Brazil has received notices from the local taxing authorities disputing the amount of import taxes and duties paid on imported products prior to December 2002. We have filed appeals of their assessments in the administrative courts and are awaiting decisions on our appeals. We have accrued a liability for these claims based on what we believe to be the most likely outcome of these appeals and other potential administrative processes. If we are unsuccessful in our appeals and other administrative processes, the actual liability could be approximately $1.1 million higher than the amount we have accrued as of June 30, 2006.

Janet Norton v. Metrologic Instruments, Inc.

On May 1, 2006, the Company received a Complaint filed in the Superior Court of New Jersey which asserts an employment based claim by a current employee. Our investigation to date demonstrates that this claim has no merit. The plaintiff has filed an amended complaint and we will shortly be filing an answer.

PSC Scanning v. Metrologic Instruments, Inc.

On May 10, 2006, PSC Scanning ("PSC") filed an action against the Company in the
U. S. District Court in Oregon. In its complaint, PSC asserted that our Stratos line of bi-optic scanners infringe two new patents issued on December 13, 2005 and January 31, 2006. We have filed an answer and counterclaim and intend to vigorously defend this matter. Additionally, complying with the terms of the settlement agreement effective March 16, 2005, we have notified PSC that two lines of their products infringe our patents. Regarding our claims, we are currently in a 90 day standstill period where the parties are required to meet and confer to see if the matter can be resolved.

We are not aware of any other legal claim or action against us, which could be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.


Item 1A.   Risk Factors


There have been no material changes to the risk factors faced by the Company since December 31, 2005. For identification and discussion of the most significant risks applicable to the Company and its business, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.


Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 15, 2006. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.


                  (1) The vote of the common shareholders for the election of C. Harry Knowles and Stanton L. Meltzer as directors to serve a three-year term ending in 2009 were as follows:


                           Number of Votes   Number of Votes
    Number of Votes For        Against           Abstain            Name
    -------------------    ---------------   ---------------   ----------------
        17,550,848                0             3,863,443      C. Harry Knowles
        21,036,537                0               377,754      Stanton Meltzer


                  (2) The vote of the common shareholders for the appointment of Ernst & Young LLP as our registered public accounting firm for the fiscal year ending December 31, 2006 was as follows:

                           Number of Votes   Number of Votes
    Number of Votes For        Against           Abstain       Broker Non-Votes
    -------------------    ---------------   ---------------   ----------------
        21,362,906              43,831            7,554                0


         The directors whose terms continue after the Annual Meeting of Shareholders referenced above are Richard C. Close, Janet Knowles, John Mathias, Hsu Jau Nan and William Rulon-Miller.

Item 6.  Exhibits

         Exhibits:


                  31.1 Certification by Chairman of the Board and Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2    Certification by Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chairman of the Board and Interim Chief Executive Officer of the Company.

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



                                   METROLOGIC INSTRUMENTS, INC.



Date: August 9, 2006               By:/s/ C. Harry Knowles
      -----------------            ----------------------------------------
                                   C. Harry Knowles
                                   Chairman of the Board and Interim Chief
                                   Executive Officer
                                   (Interim Principal Executive Officer)





Date: August 9, 2006               By:/s/ Kevin J. Bratton
      -----------------            -----------------------------------------
                                   Kevin J. Bratton
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index                                                     Page Number


31.1     Certification by Chairman of the Board and Interim Chief
         Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                                  33

31.2     Certification by Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.               34

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chairman of the Board and
         Interim Chief Executive Officer of the Company.              35

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 executed by the Chief Financial Officer of
         the Company.                                                 36

Exhibit 31.1

                                  CERTIFICATION

                  I, C. Harry Knowles, Chairman of the Board and Interim Chief Executive Officer of Metrologic Instruments, Inc., certify that:

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

                                  By: /s/C. Harry Knowles
                                  ----------------------------------
                                  Name:  C. Harry Knowles
                                  Title: Chairman of the Board and
                                         Interim Chief Executive Officer
Date: August 9, 2006

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

Date: August 9, 2006

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
C. Harry Knowles, Chairman of the Board and Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/C. Harry Knowles
------------------------------------
C. Harry Knowles
Chairman of the Board and Interim Chief Executive Officer
August 9, 2006

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin J. Bratton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Kevin J. Bratton
------------------------------------
Kevin J. Bratton
Chief Financial Officer
August 9, 2006