Form 10-Q
period 2006-09-30
METROLOGIC INSTRUMENTS INC
filed 2006-11-08
CIK 815910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                        (X) QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

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

         Yes [ ]   No [X]


As of October 31, 2006, there were 22,858,443 shares of Common Stock, $.01 par value per share, outstanding.

                          METROLOGIC INSTRUMENTS, INC.


                                      INDEX


                                                                         Page
                                                                          No.
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         September 30, 2006 (unaudited) and December 31, 2005               3

         Consolidated Statements of Operations (unaudited)
         -Three and Nine Months Ended September 30, 2006 and 2005           4

         Consolidated Statement of Shareholders' Equity (unaudited)
         - Nine Months Ended September 30, 2006                             5

         Consolidated Statements of Cash Flows (unaudited)
         -  Nine Months Ended September 30, 2006 and 2005                   6

         Notes to Consolidated Financial Statements (unaudited)             7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        29

Item 4.  Controls and Procedures                                           29

Part II - Other Information

Item 1.  Legal Proceedings                                                 30

Item 1A. Risk Factors                                                      32

Item 6.  Exhibits                                                          33

Signatures                                                                 34

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Metrologic Instruments, Inc.
                           Consolidated Balance Sheets
             (amounts in thousands except share and per share data)

                                                  September 30, December 31,
                                                      2006          2005
                                                      ----          ----
                                                   (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                   $  44,809     $  49,463
       Marketable securities                          27,732        24,475
       Accounts receivable, net of allowance
         of $718 and $627, respectively               46,093        48,462
       Inventory                                      36,188        29,364
       Deferred income taxes                             687           801
       Other current assets                            3,540         5,599
       Assests of discontinued operation              24,398             -
                                                   ---------     ---------

   Total current assets                              183,447       158,164

   Property, plant and equipment, net                 18,325        20,402
   Goodwill                                           15,754        25,745
   Computer software, net                              7,159         8,949
   Other intangibles, net                              9,190         8,409
   Deferred income taxes                               1,354         4,262
   Other assets                                          288           251
                                                   ---------     ---------
   Total assets                                    $ 235,517     $ 226,182
                                                   =========     =========

Liabilities and shareholders' equity
   Current liabilities:
       Lines of credit                             $  15,966     $  15,989
       Current portion of notes payable                    8         2,444
       Accounts payable                               13,873        14,200
       Accrued expenses                               17,636        32,509
       Deferred contract revenue                         211           739
       Liabilities of discontinued operation           4,250             -
                                                   ---------     ---------

   Total current liabilities                          51,944        65,881

   Notes payable, net of current portion                   3             3
   Deferred income taxes                               2,049             8

   Shareholders' equity:
       Preferred stock, $0.01 par value: 500,000
           shares authorized; none issued                   -            -
       Common stock, $0.01 par value: 30,000,000
           shares authorized; 22,770,094 and
           22,320,014 shares issued and outstanding
           on September 30, 2006 and December 31, 2005,
           respectively                                   228          223
       Additional paid-in capital                     100,648       92,828
       Retained earnings                               81,328       68,975
       Accumulated other comprehensive loss              (683)      (1,736)
                                                   ----------    ---------
       Total shareholders' equity                     181,521      160,290
                                                   ----------    ---------
   Total liabilities and shareholders' equity      $  235,517    $ 226,182
                                                   ==========    =========


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (amounts in thousands except share data)


                                           Three Months Ended Nine Months Ended
                                              September 30,     September 30,
                                              2006     2005    2006     2005
                                              ----     ----    ----     ----

Sales                                      $ 53,195 $ 45,907 $158,083 $126,350
Cost of sales                                29,106   24,079   89,763   66,033
                                           -------- -------- -------- --------

Gross profit                                 24,089   21,828   68,320   60,317

Selling, general and administrative
   expenses                                  17,533   10,563   46,147   32,402
Research and development expenses             2,902    2,003    7,563    5,750
                                           -------- -------- -------- --------


Operating income                              3,654    9,262   14,610   22,165

Other income (expenses)
   Interest income                              703      410    1,963    1,111
   Interest expense                            (260)    (287)  (1,274)    (854)
   Other income (expense), net                  (62)   2,019      423    1,271)
                                           -------- -------- -------- --------


   Total other income (expense)                 381    2,142    1,112    1,528
                                           -------- -------- -------- --------


Income from continuing operations before
   provision for income taxes                 4,035   11,404   15,722   23,693

Provision for income taxes on
   continuing operations                      1,272    4,087    5,382    8,532
                                            -------- -------- -------- --------

Income from continuing operations             2,763    7,317   10,340   15,161

Income from discontinued operation,
   net of income taxes                          820      383    2,013    1,093
                                            -------  -------  -------  --------


Net income                                 $  3,583 $  7,700 $ 12,353 $ 16,254
                                           ======== ======== ======== ========

Basic earnings per share:
  Earnings from continuing operations     $    0.12 $   0.33 $   0.46 $   0.69

  Earnings from discontinued operation         0.04     0.02     0.09     0.05
                                           -------- -------- -------- ---------
                                          $    0.16 $   0.35 $   0.55 $   0.74
                                           ======== ======== ======== ========

Diluted earnings per share:
  Earnings from continuing operations     $    0.12 $   0.31 $   0.44 $   0.65

  Earnings from discontinued operation         0.04     0.02     0.09     0.05
                                           -------- -------- -------- ---------
                                          $    0.16 $   0.33 $   0.53 $   0.70
                                           ======== ======== ======== ========

                             See accompanying notes.

                          Metrologic Instruments, Inc.
                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                             (amounts in thousands)


                                                           Accumulated
                                       Additional             Other
                                  Common Paid-in  Retained Comprehensive
                                   Stock Capital  Earnings Income/(Loss) Total
                                   ----  -------  -------- ----------  -------

Balances, January 1, 2006          $223 $ 92,828 $ 68,975   $ (1,736)  $160,290

  Comprehensive income:
     Net income                       -        -   12,353          -     12,353
     Other comprehensive income-
       foreign currency
       translation adjustment         -        -        -      1,053      1,053
                                                                       --------
  Total comprehensive income          -        -        -          -     13,406

Stock-based compensation              -    3,663        -          -      3,663
Exercise of stock options             5    1,930        -          -      1,935
Tax benefit from exercise of stock
  options                             -    2,063        -          -      2,063
Stock issued through employee stock
    purchase plan                     -      164        -          -        164
                                   --------------------------------------------
Balances, September 30, 2006       $228 $100,648 $ 81,328   $   (683)  $181,521
                                   ============================================


                             See accompanying notes.

                          Metrologic Instruments, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (amounts in thousands)


                                                       Nine Months Ended
                                                          September 30,
                                                     2006               2005
                                                   --------           --------
Operating activities
Net income                                         $ 12,353           $ 16,254
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                        2,774              2,638
  Amortization                                        2,537              2,509
  Stock-based compensation                            3,663                  -
  Deferred income tax benefit                          (478)                 -
  Excess tax benefits from stock-based compensation  (2,063)                 -
  Gain on disposal of equipment                           -                 (4)
  Symbol litigation settlement payment              (14,882)                 -
  Note discount amortization                             16                 84
  Changes in operating assets and liabilities:
     Accounts receivable                             (3,338)            (9,959)
     Inventory                                       (8,272)            (1,366)
     Other current assets                             2,114             (1,987)
     Other assets                                       (67)               (77)
     Accounts payable                                   667             (1,531)
     Accrued expenses                                 9,441              1,913
     Other liabilities                                    -                (10)
                                                    -------            -------
Net cash provided by
  operating activities                                4,465              8,464

Investing activities
Purchase of property, plant and equipment             (3,980)           (3,203)
Purchase of minority interest in subsidiary                -            (2,309)
Purchases of marketable securities                  (158,241)         (152,550)
Sales of marketable securities                       154,984           145,925
Patents and trademarks                                (1,751)             (979)
Proceeds from sale of equipment                           39                79
                                                     -------           -------
Net cash used in investing activities                 (8,949)          (13,037)

Financing activities

Proceeds from exercise of stock options and
     employee stock purchase plan                      2,099             1,456
Excess tax benefits from stock-based
     compensation                                      2,063                 -
Net (repayments) borrowings on lines of credit        (1,310)            4,269
Principal payments on notes payable                   (2,400)           (1,658)
Capital lease payments                                   (58)             (107)
Net cash provided by                                 -------            -------
  financing activities                                   394             3,960

Effect of exchange rates on cash                        (564)            1,441
                                                     -------           -------
Net (decrease)increase in cash and cash
     equivalents                                      (4,654)              828
Cash and cash equivalents at beginning of period      49,463            36,340
                                                     -------            -------
Cash and cash equivalents at end of period          $ 44,809          $ 37,168
                                                    ========            =======
Supplemental Disclosure:
     Cash paid for interest                         $  1,188          $    658
                                                    ========            =======
     Cash paid for income taxes                     $  2,432          $  5,027
                                                    ========            =======



                             See accompanying notes.

                          METROLOGIC INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                  (amounts in thousands except per share data)
                                   (Unaudited)


1.      Business

Metrologic Instruments, Inc. and its subsidiaries (collectively, the "Company") design, manufacture and market bar code scanning and high-speed automated data capture solutions using laser, holographic and vision-based technologies. The Company offers expertise in one-dimensional and two-dimensional bar code reading, portable data collection, optical character recognition, and image lift for customers in retail, commercial, manufacturing, transportation and logistics, and postal and parcel delivery industries. In September 2006, the Board of Directors of the Company approved the divestiture of its wholly owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), the subsidiary principally engaged in developing, manufacturing, marketing and distributing custom electro-optical and opto-mechanical systems which include wavefront correction, industrial inspection, and scanning and dimensioning systems for commercial and government customers. The sale of AOA was completed in October 2006 (see Note 9
- Discontinued Operation).

The Company's products are sold in more than 110 countries worldwide through the Company's sales, service and distribution offices located in North and South America, Europe and Asia.

On September 12, 2006, the Company entered into a definitive agreement to be acquired by a group of investors led by Francisco Partners, C. Harry Knowles, Founder and Interim CEO of the Company, and Elliott Associates, L.P. Under the terms of the agreement, each outstanding share of common stock of the Company will be cancelled and converted into the right to receive $18.50 in cash, without interest. The transaction is anticipated to close during the fourth quarter of 2006.

2.       Accounting Policies and Basis of Presentation

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments, except for the Brazil tax assessment matter noted below) necessary for a fair presentation of the Consolidated Financial Statements have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The Consolidated Financial Statements and these Notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2005, including the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2005 contained therein.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Brazil Tax Assessments

As a result of an audit by Brazilian taxing authorities during the third quarter of 2006, the Company was assessed approximately $0.4 million for the failure to withhold certain social taxes on certain payments between 2002 and 2004. This amount was paid during October 2006. The Company has accrued an additional $0.8 million during the third quarter of 2006 for the potential liability associated with similar payments during 2005 and 2006 and other similar matters, resulting in a total charge of approximately $1.2 million which is reflected in selling, general and administrative expenses in our Consolidated Statement of Operations.

Discontinued Operation

In September 2006, the Company entered into a definitive agreement to sell its wholly owned subsidiary Adaptive Optics Associates, Inc. ("AOA"). As of September 30, 2006, AOA met all of the criteria in Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to present the results of operations for AOA as a discontinued operation. Accordingly, all current and prior period Consolidated Statements of Operations reflect AOA as a discontinued operation. See Note 9 -- Discontinued Operation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Investments

Marketable securities consist of investments in auction rate securities and other similar type instruments. All of these investments are classified as available-for-sale. The costs of these marketable securities approximate their market values as of September 30, 2006 and December 31, 2005. The Company invests excess cash in a variety of marketable securities, including auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in these securities provides higher yields than money market and other cash equivalent investments.

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

Diluted EPS excludes certain options to purchase shares of common stock because the options' exercise prices were greater than the average market price of the common shares. For the three and nine month periods ended September 30, 2006 and 2005, potential common shares excluded were 1,229,084 and 816,000, respectively for the three month period and 1,152,696 and 800,023 respectively, for the nine month period.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the periods presented:


                                  Three Months ended September 30,
                   -----------------------------------------------------------
                               2006                           2005
                   --------------------------    -----------------------------
                                        Per                             Per
                                       Share                           Share
                   Income    Shares    Amount    Income    Shares      Amount
                   ------- ----------  ------    ------- ----------   --------
Earnings from
continuing operations:

Basic EPS         $2,763   22,454,846  $0.12    $7,317   22,202,085   $0.33
Effect of dilutive
  securities                  536,342                       900,935
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $2,763   22,991,188  $0.12    $7,317   23,103,020   $0.31
                   ------- ----------  ------    ------- ----------   --------

Earnings from
discontinued operation:

Basic EPS         $  820   22,454,846  $0.04    $  383   22,202,085   $0.02
Effect of dilutive
  securities                  536,342                       900,935
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $  820   22,991,188  $0.04    $  383   23,103,020   $0.02
                   ------- ----------  ------    ------- ----------   --------

Net Income:

Basic EPS         $3,583   22,454,846  $0.16    $7,700   22,202,085   $0.35
Effect of dilutive
  securities                  536,342                       900,935
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $3,583   22,991,188  $0.16    $7,700   23,103,020   $0.33
                   ------- ----------  ------    ------- ----------   --------


                                  Nine Months ended September 30,
                   -----------------------------------------------------------
                               2006                           2005
                   --------------------------    -----------------------------
                                        Per                             Per
                                       Share                           Share
                   Income    Shares    Amount    Income    Shares      Amount
                   ------- ----------  ------    ------- ----------   --------
Earnings from
continuing operations:

Basic EPS         $10,340  22,518,212  $0.46    $15,161  22,081,901   $0.69
Effect of dilutive
  securities                  626,204                     1,019,128
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $10,340  23,144,416  $0.44    $15,161  23,101,029   $0.65
                   ------- ----------  ------    ------- ----------   --------
Earnings from
discontinued operation:

Basic EPS         $ 2,013  22,518,212  $0.09    $ 1,093  22,081,901   $0.05
Effect of dilutive
  securities                  626,204                     1,019,128
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $ 2,013  23,144,416  $0.09    $ 1,093  23,101,029   $0.05
                   ------- ----------  ------    ------- ----------   --------

Net Income:

Basic EPS         $12,353  22,518,212  $0.55    $16,254  22,081,901   $0.74
Effect of dilutive
  securities                  626,204                     1,019,128
                   ------- ----------  ------    ------- ----------   --------
Diluted EPS       $12,353  23,144,416  $0.53    $16,254  23,101,029   $0.70
                   ------- ----------  ------    ------- ----------   --------

4.        Inventory

     Inventory consists of the following:

                                        September 30, 2006  December 31, 2005
                                        ------------------  ------------------
         Raw materials                      $ 10,473             $ 10,368
         Work-in-process                       3,532                4,316
         Finished goods                       22,183               14,680
                                              ------               ------
           Total                            $ 36,188             $ 29,364
                                              ------               ------

5.        Comprehensive Income

     The Company's total comprehensive income was as follows:

                                           Three Months Ended Nine Months Ended
                                             September 30,      Septembeer 30,
                                            2006       2005    2006       2005
                                            ----       ----    ----       ----

     Net income                           $ 3,583    $ 7,700  $12,353   $16,254
     Other comprehensive income (loss):
        Change in equity due to
         foreign currency
         translation adjustments              308       610     1,053      (588)
                                          -------    -------  -------   -------
     Comprehensive income                 $ 3,891    $ 8,310  $13,406   $15,666
                                          =======    =======  =======   =======


6.      Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2006 consist of the following:



                                         Data
                                        Capture &     Industrial
                                       Collection     Automation       Total
                                        ---------     ----------     ---------

Balance as of January 1, 2006           $  15,067      $  10,678     $  25,745
Reclassification of AOA goodwill to
    assets held for sale                        -        (10,678)      (10,678)
Foreign currency translation
    adjustments                               687              -           687
                                        ---------      ---------     ---------
Balance as of September 30, 2006        $  15,754      $       -     $  15,754
                                        =========      =========     =========

Other Intangibles

The following table reflects the components of identifiable intangible assets:


                             September 30, 2006          December 31, 2005
                         --------------------------  --------------------------
             Amortizable  Gross                Net     Gross              Net
                Life     Carrying Accumulated  Book  Carrying Accumulated Book
               (years)    Amount  Amortization Value  Amount  Amorization Value
             ----------- --------------------------- ---------------------------
Computer
 software         5      $11,920  $ (4,761)  $ 7,159 $11,920   $(2,971) $ 8,949
Patents and
 trademarks      17       10,735    (3,329)    7,406   9,207    (2,901)   6,306
Holographic
 technology      10        1,082    (1,082)        -   1,082    (1,062)      20
Advance
 license fee     17        2,750    (1,199)    1,551   2,750    (1,075)   1,675
Covenants not
 to compete       3          700      (467)      233     700      (292)     408
                          ------    -------   ------  ------    ------   ------
   Total                 $27,187  $(10,838)  $16,349 $25,659   $(8,301) $17,358
                          ======    =======   ======  ======    ======   ======


The Company has determined that the lives previously assigned to these finite-lived assets are still appropriate and has recorded $2,537 and $2,509 of amortization expense for the nine months ended September 30, 2006 and 2005, respectively.

7.      Stock-Based Compensation

The Company adopted SFAS 123(R), "Share-based Payment" ("SFAS No. 123(R)") on January 1, 2006. SFAS No. 123(R) requires that the fair value of stock-based compensation be recognized in financial statements. Prior to January 1, 2006, the Company followed Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock compensation.

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

Under the provision of SFAS No. 123(R), the Company recorded $1,022 of stock-based compensation expense during the three-month period ended September 30, 2006 in relation to its Stock Option Plans. The Company recorded $3,640 and $23 of stock-based compensation expense during the nine-month period ended September 30, 2006 in relation to its Stock Option Plans and Employee Stock Purchase Plan, respectively. The Company recorded an associated tax benefit related to the stock-based compensation expense of $221 and $869 during the three-month and nine-month periods ended September 30, 2006, respectively.

SFAS No. 123(R) also required the Company to change its classification, in our consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. This amount totaling $2,063 is presented as financing cash inflows rather than as reductions of income taxes paid in our consolidated statements of cash flows for the nine-month period ended September 30, 2006.

Stock Option Plans

During 2004, the Company's Board of Directors adopted the 2004 Equity Incentive Plan as the 1994 Incentive Plan had expired. The Company's Board of Directors has granted incentive and non-qualified stock options pursuant to the Company's Incentive Plans to certain eligible employees and board members. The shares issued will either be authorized and previously unissued common stock or issued common stock reacquired by the Company. The total number of shares authorized for issuance under the 2004 Equity Incentive Plan is 1,500,000. Shares canceled for any reason without having been exercised shall again be available for issuance under the Plan. An aggregate of 457,399 shares were available for grant under the 2004 Equity Incentive Plan at September 30, 2006. Options granted under the 2004 Equity Incentive Plan become exercisable over periods ranging from one to four years. Each option shall expire no more than ten years after becoming exercisable.

The weighted-average fair value of the options granted under the stock option plans for the nine months ended September 30, 2006 and 2005 was $9.66 and $12.04, respectively. We utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:


                                      Nine Months Ended
                                        September 30,
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

Based on our historical experience of pre-vesting option cancellations, the Company has assumed an annualized forfeiture rate of 2.6% for our options. Under the true-up provisions of SFAS No.123(R), we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The amortization of stock compensation under SFAS 123(R) for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was calculated using the accelerated method in accordance with Financial Accounting Standard Board ("FASB") Interpretation ("FIN") No. 28. Total compensation cost of options granted but not yet vested, as of September 30, 2006, was $5.0 million, which is expected to be recognized over the weighted average period of 1.56 years.

The following table summarizes activity under all stock option plans:

                                    Nine Months Ended September 30, 2006
                              -------------------------------------------------

                                            Weighted    Weighted
                                            Average      Average     Aggregate
                                            Exercise    Remaining    Intrinsic
                                 Shares     Price Per  Contractual     Value
                              Outstanding     Share       Term        (000's)
                              -----------   ---------  -----------   ----------

Balance at December 31, 2005   1,712,553       $11.72

Options Granted                  474,900       $20.16

Options Exercised               (436,073)      $ 4.42

Options Cancelled               (175,798)      $18.47
                               ----------

Balance at
  September 30, 2006           1,575,582       $15.53      7.61       $ 6,695
                               ==========

Exercisable at
  September 30, 2006             780,087       $10.84      6.41       $ 6,689


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

                                          Three Months Ended  Nine Months Ended
                                          September 30, 2005  September 30, 2005
                                              (Pro forma)         (Pro forma)
Net income:
   Net income as reported:                      $  7,700            $ 16,254
   Deduct:  (total stock-based
   employee compensation expense
   determined under fair value based
   method, net of related taxes)                    (701)             (2,166)
                                                --------            --------
   Pro forma net income                         $  6,999            $ 14,088
                                                ========            ========
Earnings per share:
      Basic:
         As reported                            $   0.35            $   0.74
         Pro forma                                  0.32                0.64
      Diluted:
         As reported                            $   0.33            $   0.70
         Pro forma                                  0.30                0.61


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

8.      Business Segment Information

The Company generates its revenue from the sale of laser bar code scanners primarily to distributors, value-added resellers, original equipment manufacturers and directly to end users, in locations throughout the world. No individual customer accounted for 10% or more of revenues in the three-month and nine-month periods ended September 30, 2006 or 2005. The Company manages its business on a business segment basis dividing the business into two major segments: Data Capture and Collection and Industrial Automation. The Industrial Automation business segment was previously titled "Industrial Automation/Optical Systems"; however due to the divestiture of our wholly owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), we changed its title to be reflective of the current business activities within this segment. See Note 9 - Discontinued Operation for additional information regarding the divestiture of AOA.

The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. A summary of the business segment of continuing operations for the three-and nine-month periods ended September 30, 2006 and 2005 is included below:


                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                      2006       2005      2006         2005

                                   ---------------------  --------------------

Business segment net sales:
     Data Capture and Collection   $  50,553    $ 43,962  $ 151,881   $119,618
     Industrial Automation             2,642       1,945      6,202      6,732
                                   ---------------------  --------------------
     Total                         $  53,195    $ 45,907  $ 158,083   $126,350
                                   ---------------------  --------------------
Business segment gross profit:
     Data Capture and Collection   $  22,767    $ 20,510  $  66,031   $ 56,869
     Industrial Automation             1,322       1,318      2,289      3,448
                                   ---------------------  --------------------
     Total                         $  24,089    $ 21,828  $  68,320   $ 60,317
                                   ---------------------  --------------------

Business segment operating income:
     Data Capture and Collection   $   3,441    $  8,739  $  15,483   $ 21,109
     Industrial Automation               213         523       (873)     1,056
                                   ---------------------  --------------------
     Total                         $   3,654    $  9,262  $  14,610   $ 22,165
                                   ---------------------  --------------------
Total other income (expenses)      $     381    $  2,142  $   1,112   $  1,528
                                   ---------------------  --------------------
Income from continuing
  operations before provision
  for income taxes                 $   4,035    $11,404   $  15,722   $ 23,693
                                   ---------------------  --------------------

9.      Discontinued Operation

In September 2006, the Company entered into a definitive agreement to sell its wholly owned subsidiary, AOA, for approximately $40 million, subject to certain working capital adjustments upon finalization of the closing balance sheet. The agreement also provides for $4 million of the consideration to be placed in escrow to secure the Company's obligations under certain representation and warranty provisions. The transaction closed in October 2006 and is expected to result in a gain on sale before income taxes of approximately $18 million.

Income from discontinued operation consists of direct revenues and direct expenses of AOA, including cost of revenues, as well as other fixed costs to the extent that such costs will be eliminated as a result of the transaction. Certain general corporate overhead costs have not been allocated to the discontinued operation as they are recorded on a consolidated basis. A summary of the operating results included in discontinued operation in the accompanying consolidated statements of operations is as follows:

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                      2006       2005      2006         2005
                                   ---------    --------  ---------   --------

Sales                              $  10.927    $  8,098  $  28,824   $ 23,110
Cost of sales                          8,335       6,262     21,423     18,085
                                   ---------    --------  ---------   --------
Gross profit                           2,592       1,836      7,401      5,025

Selling, general and
 administrative expense                1,125         858      3,329      2,547
Research and Development expenses        200         351        789        774
                                   ---------    --------  ---------   --------
Income from discontinued
 operation before taxes                1,267         627      3,283      1,704

Income taxes on discontinued
 operation                               447         244      1,270        611
                                   ---------    --------  ---------   --------
Income from discontinued
  operation, net of income taxes   $     820    $   383   $   2,013   $  1,093
                                   =========    ========  =========   ========


The following table summarizes the major classes of assets and liabilities of AOA as of September 30, 2006 and December 31, 2005:


                                                    September 30, December 31,
                                                        2006          2005
                                                        ----          ----

Accounts receivable, net                             $   7,489     $   8,531
Inventory                                                2,374         3,011
Other current assets                                       220           241
Property, plant and equipment, net                       3,384         3,356
Goodwill                                                10,678        10,678
Other intangibles                                          223           214
Other assets                                                30            30
                                                     ---------     ---------
Assets of discontinued operation held for sale       $  24,398     $  26,061
                                                     ---------     ---------

Accounts payable                                     $   1,272     $   1,894
Accrued expenses                                         2,423         3,287
Deferred contract revenue                                  102           239
Deferred income tax liability                              453            36
                                                     ---------     ---------
Liabilities of discontinued operation held for sale  $   4,250     $   5,456
                                                     ---------     ---------

10.     Acquisitions and Asset Purchases

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

Omniplanar, Inc.

On September 24, 2004, the Company acquired 100% of the common stock of Omniplanar, Inc. ("Omniplanar"), an imaging software company, for $12,851, at present value, including acquisition costs and assumed liabilities. The Company paid $9,050 at closing, $1,950 during the year ended December 31, 2005 and $1,950 in March 2006. Omniplanar supplies a complete package of bar code reading software for 2D imaging for fixed position, conveyor belt and hand held readers which can be optimized for specific hardware applications. The acquisition of Omniplanar represents a significant addition to the Company's technology portfolio. The Company has licensed the SwiftDecoder software since the year 2000 for use in its iQ(R) line of industrial vision-based products. The Company uses this software's unique decoding ability in other products as well. The assets acquired have been recorded at their estimated fair values. The results of operations for Omniplanar have been included in the Industrial Automation business segment.

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

11.     Recently Issued Accounting Standards

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair-value measurements that are already required or permitted by other GAAP. The provisions of SFAS No. 157 are to be applied prospectively and are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this statement will have on the Company's consolidated financial position, consolidated results of operations or liquidity.

12.     Legal Matters

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

In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest. Symbol then filed a motion to enter the judgment with the U.S. District Court for the Southern District of New York. In response, the Company filed its motion to vacate the arbitrator's award in the same Court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. On March 13, 2006, the Company paid $14.9 million reflecting royalties and interest due in accordance with the judgment of which $14.4 million was accrued for at December 31, 2005, and recorded a charge of $0.5 million for interest due through the payment date. With the payment made on August 15, 2006 for royalties due for the quarter ended June 30, 2006, significant royalty obligations for these products ended.

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court for the Eastern District of Texas has been stayed pending the outcome of the matter before the ITC. Trial before the ITC commenced on July 24, 2006 and concluded on August 1, 2006. The parties submitted post trial briefs and a decision by the Administrative Law Judge is expected in late January 2007. Metrologic stands firm in its belief that its products do not infringe Symbol's patents. In this regard, by order dated April 17, 2006, the Administrative Law Judge found one of Symbol's patents to be invalid. Metrologic has vigorously defended the remaining allegations of patent infringement.

On November 4, 2005, Symbol filed another suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. The complaint has been served on and answered by the Company. Symbol claims, and we deny, that three of our products infringe six of their patents. Discovery is in the early stages. We plan a vigorous defense of this claim.

Metrologic v. Symbol Technologies, Inc.
On June 18, 2003, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Symbol Agreement. The Court heard arguments on the construction of the claims in the patents in suit in March 2006 and issued its decision in this regard on September 22, 2006. On October 25, 2006, the matter was settled, in principle, and court papers ending the litigation have been submitted for approval. Upon approval, the case will be dismissed.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. In September 2005, the parties filed cross motions for summary judgment. On May 1, 2006, Symbol's motion for summary judgment was denied. On June 27, 2006, our motion for summary judgment was granted. An order calling for the payment to us of $2.65 million was signed by the Court on August 3, 2006. Symbol has appealed the judgment to the Third Circuit Court of Appeals. A briefing schedule for the appeal is expected shortly. The amounts received as a consequence of the August 3 order, less the approximately $0.8 million previously set up as a receivable from Symbol, have been recorded as a current liability in the Company's Consolidated Balance Sheet. The Company will not record a gain relating to this matter in its Consolidated Statement of Operations until the decision is finalized and all appeal rights are exhausted by Symbol.

On May 8, 2006, the Company filed a Complaint against Symbol in the U.S. District Court for New Jersey. This new Complaint asserts infringement by Symbol of several Metrologic patents and seeks declaratory, injunctive and monetary relief. More specifically, we assert that several of Symbol's mobile computers infringe our mobile computing patent portfolio. Symbol has filed an answer and counterclaim asserting, among other things, that it is licensed to use our patents and that the patents are invalid. Discovery in this matter is in the early stages.

Brazil
Our subsidiary in Brazil has received notices from the local taxing authorities disputing the amount of import taxes and duties paid on imported products prior to December 2002. We have filed appeals of their assessments in the administrative courts and are awaiting decisions on our appeals. We have accrued a liability for these claims based on what we believe to be the most likely outcome of these appeals and other potential administrative processes. If we are unsuccessful in our appeals and other administrative processes, the actual liability could be approximately $0.7 million higher than the amount we have accrued as of September 30, 2006.

Janet Norton v. Metrologic Instruments, Inc.
On May 1, 2006, the Company received a Complaint filed in the Superior Court of New Jersey which asserts an employment based claim by a current employee. Our investigation to date demonstrates that this claim has no merit. The plaintiff has filed an amended complaint and we have filed an answer. Discovery is just beginning.

PSC Scanning v. Metrologic Instruments, Inc.
On May 10, 2006, PSC Scanning ("PSC") filed an action against the Company in the
U. S. District Court in Oregon. In its complaint, PSC asserted that our Stratos line of bi-optic scanners infringe two new patents issued on December 13, 2005 and January 31, 2006. We have filed an answer and counterclaim and are vigorously defending this matter. Discovery is underway in anticipation of a possible August 2007, trial date. Additionally, complying with the terms of the settlement agreement effective March 16, 2005, we have notified PSC that two lines of their products infringe our patents.

Metrologic Instruments, Inc. Shareholders Litigation
On September 12, 2006, the Company announced the signing of a merger agreement, a consequence of which, upon closing, will be that Metrologic will no longer be a publicly held company. Within approximately two weeks after the announcement, four shareholder actions were filed naming as defendants the Company and its individual Board of Directors, among others. All four actions were initiated in New Jersey state courts. An agreement has been reached to have these four matters consolidated and heard by the Superior Court, Law Division, Camden County. An order to this effect will be filed shortly. In anticipation of this order, an amended class action complaint was filed on October 31, 2006. This pleading again asserts, among other things, that the redemption price for the stock specified in the merger agreement is unfair to shareholders. The Amended Complaint seeks among other relief, an injunction blocking the merger or a rescission of the merger or damages. The Company plans on vigorously defending this case. We anticipate that discovery will begin shortly.

On October 6, 2006, the Company received a letter from the Securities and Exchange Commission ("SEC") notifying us of the commencement of an informal investigation to determine if violations of the Federal Securities Laws have occurred and requesting certain information. The Company is in the process of responding to the SEC's information request.


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

General

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 2005 contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The Consolidated Financial Statements for the three and nine months ended September 30, 2006 and 2005 are unaudited.

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

On September 12, 2006, the Company entered into a definitive agreement to be acquired by a group of investors led by Francisco Partners, C. Harry Knowles, Founder and Interim CEO of the Company, and Elliott Associates, L.P. Under the terms of the agreement, each outstanding share of common stock of the Company will be cancelled and converted into the right to receive $18.50 in cash, without interest. The transaction is anticipated to close during the fourth quarter of 2006.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory reserves, legal contingencies, stock-based compensation, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than the Company's compliance with the new accounting requirements of Financial Accounting Standards Board Statement No. 123(R), "Share Based Payment" ("SFAS 123(R)"), there have been no material changes to the critical accounting policies listed and described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2005 Annual Report on Form 10-K.

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

In order to continue our penetration into new and existing markets, our strategy involves expanding our sales channels and expanding our product development activities. We have concentrated our direct sales efforts to further penetrate some of the largest retailers in the United States as well as focusing on the adoption of bar coding technology in the healthcare industry. During fiscal 2005 and year-to-date 2006, we continued to see increased orders with key retail accounts which contributed to our quarter over quarter sales growth. Another key factor in achieving this sales growth is expanding our geographic reach by capitalizing on our presence throughout Asia and emerging markets in Central and Eastern Europe. We believe these geographic areas will continue to be an opportunity for continued growth, as evidenced by our investment in the expansion of our Suzhou, China manufacturing facility which was completed in 2004, as well as the opening of new sales offices in these territories. Our plans are to open additional offices in the Asia/Pacific region as we continue to implement and build upon our "globally local" philosophy. In addition, we continue to invest in developing new and improved products to meet the changing needs of our existing customers. We are continuing to focus on executing our core strategy of leveraging our engineering expertise to produce new bar code scanners and industrial automation products that will allow us to penetrate new markets that we have not previously served and gain market share in our existing markets.

To maintain a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through process improvements and cost containment. We continue to focus on our strategy for margin expansion through specific engineering initiatives to reduce product and manufacturing costs while improving product quality and yields and believe that fiscal 2006 will benefit from these specific initiatives. We also intend to further expand our manufacturing capabilities at our Suzhou, China facility in future years to continue to take advantage of these cost efficiencies.

Closely linked to the success factors discussed above is our continued focus to maintain financial flexibility. As of September 30, 2006, we had total debt of approximately $16.0 million. Furthermore, we had cash and cash equivalents and marketable securities of approximately $72.5 million as of September 30, 2006. We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

In addition to our internal development and organic growth, we may selectively pursue strategic acquisitions that we believe will broaden or complement our current technology base and allow us to serve additional end users and the evolving needs of our existing customers. In an effort to expand our market presence in RFID (Radio Frequency Identification) as part of our planned growth strategy, on May 5, 2006, the Company acquired all of the assets of Visible-RF, LLC, a privately held company located in Needham, MA. The acquisition of Visible-RF, LLC represents a significant addition to the Company's technology portfolio. This technology combines the benefits of a paper label with the advantages of RFID to display visible information that is updated via a wireless signal. The Company intends to utilize its extensive worldwide sales and distribution network to expand this new technology through its existing customer base. In addition, Metrologic entered into a strategic partnership with MaxID during March 2006 which has resulted in two recently introduced RFID readers for the North American Market. Adding this RFID technology enables us to serve customers in the supply chain and transportation/logistics markets and will help redefine our Industrial Business strategy.

Results of Operations

The following table sets forth certain of our consolidated statement of operations data as a percentage of revenues for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to our Consolidated Financial Statements.

                                Three Months Ended     Nine Months Ended
                                  September 30,           Septmeber 30,
                                ------------------     --------------------
                                   2006      2005          2006      2005
                                ------------------     --------------------
Sales                              100.0%    100.0%       100.0%    100.0%
Cost of sales                       54.7%     52.5%        56.8%     52.3%
Gross profit                        45.3%     47.5%        43.2%     47.7%
Operating expenses:
 Selling, general and
  administrative expenses           33.0%     23.0%        29.2%     25.6%
 Research and development
  expenses                           5.4%      4.4%         4.8%      4.6%

Total operating expenses            38.4%     27.4%        34.0%     30.2%

Operating income                     6.9%     20.1%         9.2%     17.5%
Other income (expenses),
 net                                 0.7%      4.7%         0.7%      1.3%

Income from continuing operations
 before income taxes                 7.6%     24.8%         9.9%     18.8%

Provision for income taxes
on continuing operations             2.4%      8.9%         3.4%      6.8%

Net income from
 continuing operations               5.2%     15.9%         6.5%     12.0%

Income from discontinued
 operations net of income taxes      1.5%      0.9%         1.3%      0.9%

Net income                           6.7%     16.8%         7.8%     12.9%


Our business is divided into two major segments: Data Capture and Collection, and Industrial Automation.

The Industrial Automation business segment was previously titled "Industrial Automation/Optical Systems"; however, due to the divestiture of our wholly owned subsidiary, Adaptive Optics Associates, Inc. ("AOA"), we changed its title to be reflective of the current business activities within this segment. See
Note 9 - Discontinued Operation for additional information regarding the divestiture of AOA.

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

The following table sets forth certain information regarding our revenues by our two business segments for the periods indicated.


                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                           2006      2005      2006      2005
                                        ---------  --------  --------  --------
                                          ($ in Thousands)    ($ in Thousands)

     Data Capture & Collection          $  50,553  $ 43,962  $151,881  $119,618
     Industrial Automation                  2,642     1,945     6,202     6,732
                                        ---------  --------  --------  --------
     Total Company                      $  53,195  $ 45,907  $158,083  $126,350
                                        =========  ========  ========  ========

Most of our product sales in Western Europe, Brazil and Asia are billed in foreign currencies and are subject to currency exchange rate fluctuations.
For the nine months ended September 30, 2006, sales and gross profit were negatively affected by fluctuations in the value of the U.S. dollar relative to certain foreign currencies, especially the euro, when compared to the comparable period in 2005.


The following table sets forth certain information as to our sales by geographic location:

                 ------------------------------ -------------------------------
                       Three Months Ended             Nine Months Ended
                         September 30,                  September 30,
                 2006       %     2005      %      2006      %     2005     %
                 ------------------------------ -------------------------------
($ in Thousands)

The Americas(1) $18,670   35.1% $19,588  42.7% $ 54,314   34.4% $ 50,342  39.8%
EMEA (2)         26,477   49.8%  19,185  41.8%   83,302   52.7%   57,438  45.5%
Asia/Pacific      8,048   15.1%   7,134  15.5%   20,467   12.9%   18,570  14.7%
                -------  ------ ------- ------ --------  ------ -------- ------
  Total         $53,195  100.0% $45,907 100.0% $158,083  100.0% $126,350 100.0%
                =======  ====== ======= ====== ========  ====== ======== ======

(1) The Americas is defined as North America, South America, Canada and Mexico
(2) EMEA is defined as Europe, Middle East and Africa

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Sales increased 15.9% to $53.2 million in the three months ended September 30, 2006 from $45.9 million in the three months ended September 30, 2005. Sales of our data capture and collection products increased by 15.0% while sales in our industrial automation segment increased by 35.8%. Data capture and collection sales increased approximately $1.5 million due to the strengthening of the euro against the U.S. dollar and an increase of approximately $7.9 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. These factors were partially offset by a decrease of approximately $2.9 million resulting from lower average selling prices due to competitive pricing pressures experienced in the retail sector, primarily in the United States and Europe.

Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business. The increase in the industrial automation sales is attributed to higher contributions from our Omniplanar business during the three months ended September 30, 2006 when compared to the comparable period in 2005.

Sales to "The Americas" region decreased $0.9 million, or 4.7%, in the three months ended September 30, 2006 when compared to the comparable period in 2005. The decrease is attributed to the rollout of a significant order with a Tier 1 retailer in 2005. EMEA sales increased $7.3 million, or 38.0% in the three months ended September 30, 2006 when compared to the same period a year ago. The increase in EMEA sales is attributable to increased unit volume and the strengthening of the euro against the U.S. dollar, offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers. Asia/Pacific sales increased $0.9 million, or 12.8% in the three months ended September 30, 2006 when compared with the comparable period in 2005. We continue to experience sizable growth in this region as a result of continued penetration into both new and existing key markets. No individual customer accounted for 10.0% or more of sales in the three months ended September 30, 2006 or 2005.

Cost of sales increased to $29.1 million in the three months ended September 30, 2006 from $24.1 million in the three months ended September 30, 2005. As a percentage of sales, cost of sales increased to 54.7% in 2006 from 52.5% in 2005. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:


        o Competitive pricing on growing direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix within our data capture and collection business segment resulting from increased sales of our newer product offerings that have lower margins and have not yet been fully cost reduced as well as sales of certain non-Metrologic products.
        o Increased compensation costs as a result of the adoption of SFAS No. 123(R).

Selling, general and administrative ("SG&A") expenses increased 66.0% to $17.5 million in the three months ended September 30, 2006 from $10.6 million for the three months ended September 30, 2005. As a percentage of sales, SG&A expenses increased from 23.0% of sales in the three months ended September 30, 2005 to 33.0% of sales in the corresponding period in 2006. The increase in SG&A expenses was primarily attributable to the following key factors:

        o       Increased legal fees associated with ongoing litigation matters.
        o Transactions costs incurred as a result of the merger transaction.
        o Higher social taxes accrued during the third quarter of 2006 as a result of the completion of a tax audit in Brazil. Such amounts had not been reserved previously.
        o Severance charges recorded for certain employees whose employment ceased during the quarter.
        o Increased selling expenses associated with the higher sales volume than the comparable period in 2005.
        o Increased compensation costs as a result of the adoption of SFAS No. 123(R).

Research and Development ("R&D") expenses increased 44.9% to $2.9 million in the three months ended September 30, 2006 from $2.0 million in the corresponding period in 2005. As a percent of sales, R&D expenses increased to 5.5% of sales from 4.4% of sales. The increase is primarily due to stock-based compensation expense resulting from the adoption of SFAS No. 123(R) and an increase in personnel and professional fee costs associated with ongoing product development initiatives.

Net interest income/expense reflects net interest income of $0.4 million for the three months ended September 30, 2006 compared with net interest income of $0.1 million for the comparable period in 2005. The increase can be attributed to higher interest income due to higher cash and cash equivalent balances.

Other income/expense reflects net other expense of $0.06 million for the three months ended September 30, 2006 compared with net other income of $2.0 million for the comparable period in 2005. The change can be attributed to the PCS litigation settlement pursuant to which we recorded income of $2.25 million during the third quarter of 2005, offset by higher foreign currency exchange losses in 2005 of approximately $0.2 million.

Income from continuing operations was $2.8 million, or $0.12 per diluted share for the three months ended September 30, 2006 compared with income from continuing operations of $7.3 million or $0.31 per diluted share in the comparable period in 2005.

Income from discontinued operation, net of income taxes was $0.8 million, or $0.04 per diluted share for the three months ended September 30, 2006 compared with income from discontinued operation, net of income taxes of $0.4 million or $0.02 per diluted share in the comparable period in 2005. The increase is primarily due to an increase in optical systems sales for both new and ongoing customer funded programs.

Net income was $3.6 million, or $0.16 per diluted share for the three months ended September 30, 2006 compared with net income of $7.7 million or $0.33 per diluted share in 2005. Net income reflects a 32.4% effective tax rate for 2006 and 36% for 2005. The effective rate for 2006 does not reflect any benefit for research and development tax credits as the federal legislation authorizing such credits expired on December 31, 2005, and has not yet been renewed.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Sales increased 25.1% to $158.1 million in the nine months ended September 30, 2006 from $126.4 million in the nine months ended September 30, 2005. Sales of our data capture and collection products increased by 27.0% and sales of our industrial automation products decreased by 7.9%. Data capture and collection sales increased approximately $38.3 million due to increased unit sales of handheld and in-counter scanners, including new product offerings. This was offset by a weakening of the euro against the U.S. dollar which accounted for a decrease of approximately $1.0 million and a decrease of approximately $5.1 million resulting from lower average selling prices and increased promotional programs due to competitive pricing pressures experienced in the retail sector in all geographic regions.

Our Industrial Automation business has exhibited a greater degree of volatility than our data capture and collection business due to the timing and size of related contracts in this business which is the primary reason for the decrease in revenues during the nine month period ended September 30, 2006.

Sales to "The Americas" region increased $4.0 million, or 7.9%, in 2006 when compared to the comparable period in 2005. This increase is primarily attributed to ongoing penetration into new vertical markets and Tier 1 retailers, higher demand in our South America markets, and consistent growth with our key distributors. EMEA sales increased $25.9 million, or 45.0% in 2006 when compared to the same period a year ago. The increase in EMEA sales is attributable to increased unit volume offset by lower average selling prices. The increased unit volume, in part, reflects penetration into Tier 1 retailers as well as increased sales of certain of our products utilized in reverse-vending applications attributable to legislative mandates. Asia/Pacific sales increased $1.9 million, or 10.2%, in 2006 when compared with the comparable period in 2005. We continue to experience growth in this region as a result of continued penetration into both new and existing key markets. No individual customer accounted for 10.0% or more of sales in the nine months ended September 30, 2006 or 2005.

Cost of sales increased to $89.8 million in the nine months ended September 30, 2006 from $66.0 million in the nine months ended September 30, 2005. As a percentage of sales, cost of sales increased to 56.8% in 2006 from 52.3% in 2005. The increase in the percentage of cost of sales can be primarily attributed to the following key factors:

        o Competitive pricing on growing direct sales to Tier 1 retailers in the United States and EMEA.
        o Less favorable product mix within our data capture and collection business segment resulting from increased sales of our newer product offerings that have lower margins and have not yet been fully cost reduced as well as sales of certain non-Metrologic products.
        o Increased royalty costs through the first six months of 2006 as a result of the court decision upholding the arbitration award that we are required to pay royalty payments of $10 per unit on sales of certain of our scanners.
        o Increased compensation costs as a result of the adoption of SFAS No. 123(R).

Selling, general and administrative ("SG&A") expenses increased 42.4% to $46.1 million in the nine months ended September 30, 2006 from $32.4 million for the nine months ended September 30, 2005. As a percentage of sales, SG&A expenses increased from 25.6% of sales in the nine months ended September 30, 2005 to 29.2% of sales in the corresponding period in 2006. The increase in SG&A expenses was primarily attributable to the following key factors:

        o Increased legal fees associated with ongoing litigation matters.
        o Transactions costs incurred as a result of the merger transaction.
        o Higher social taxes accrued during the third quarter of 2006 as a result of the completion of a tax audit in Brazil. Such amount had not been previously reserved.
        o Severance charges recorded for certain employees whose employment ceased during the quarter.
        o Increased selling expenses associated with the higher sales volume than the comparable period in 2005.
        o Increased compensation costs as a result of the adoption of SFAS No. 123(R).

Research and Development ("R&D") expenses increased 31.5% to $7.6 million in the nine months ended September 30, 2006 from $5.8 million in the corresponding period in 2005. As a percent of sales, R&D expenses increased slightly to 4.8% of sales from 4.6% of sales. The increase is primarily due to stock-based compensation expense resulting from the adoption of SFAS No. 123(R) and an increase in personnel and professional fee costs associated with ongoing product development initiatives.

Net interest income/expense reflects net interest income of $0.7 million for the nine months ended September 30, 2006 compared with net interest income of $0.3 million for the comparable period in 2005. The increase can be attributed to higher invested cash balances and higher interest yields on investment earnings in 2006 than in the comparable period in 2005, offset by higher interest expense as a result of the charge of $0.5 million in interest on the Symbol litigation settlement recorded in the quarter ended March 31, 2006.

Other income/expense reflects net other income of $0.4 million for the nine months ended September 30, 2006 compared with net other income of $1.3 million for the comparable period in 2005. The change can be attributed to the PCS litigation settlement pursuant to which we recorded income of $2.25 million during the third quarter of 2005, offset by $0.4 million of foreign exchange gains in 2006 compared to $0.9 million of losses in 2005.

Income from continuing operations was $10.3 million, or $0.44 per diluted share for the nine months ended September 30, 2006 compared with net income of $15.2 million or $0.65 per diluted share in 2005.

Income from discontinued operation, net of income taxes was $2.0 million, or $0.09 per diluted share for the nine months ended September 30, 2006 compared with income from discontinued operation, net of income taxes of $1.1 million or $0.05 per diluted share in the comparable period in 2005. The increase is primarily due to an increase in optical systems sales for both new and ongoing customer funded programs.

Net income was $12.4 million, or $0.53 per diluted share for the nine months ended September 30, 2006 compared with net income of $16.3 million or $0.70 per diluted share in 2005. Net income reflects a 35% effective tax rate for 2006 and 36% for 2005. The effective rate for 2006 does not reflect any benefit for research and development tax credits as the federal legislation authorizing such credits expired on December 31, 2005, and has not yet been renewed.

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

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was $4.5 million and $8.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities for the nine months ended September 30, 2006 can be attributed primarily to net income of $12.4 million, depreciation and amortization of approximately $5.3 million and stock-based compensation expense of $3.7 million; offset by payment of the Symbol litigation award of $14.9 million and net increases in operating assets and liabilities of $2.0 million. Included in net cash provided by operating activities for the nine-month period ended September 30, 2006 was approximately $2.5 million related to the discontinued operation.

Our working capital increased $39.2 million or 42.5% to $131.5 million as of September 30, 2006 from $92.3 million as of December 31, 2005. Working capital as of September 30, 2006 includes $20.1 million of net assets held for sale relating to our AOA subsidiary, $13.9 million of which were previously classified as long term. The other key components of the increase in working capital from continuing operations were increases in inventory of $9.8 million and an increase in accounts receivable of $6.2 million as a result of sales concentrations at the end of the quarter and increases in marketable securities of $3.3 million.

Investing activities

Cash used in investing activities was $8.9 million for the nine months ended September 30, 2006 as compared to $13.0 million for the comparable period in 2005. The decrease in cash used in investing activities is primarily due to changes in the purchases, sales and maturities of marketable securities of $3.4 million plus the scheduled purchase of the remaining 49% interest in Metrologic Eria Iberica in 2005 for $2.3 million, offset by increases in patents and trademarks of $0.8 million as a result of the acquisition of Visible-RF, LLC (See Note 10-"Acquisitions" for additional information) and increased spending for capital expenditures of $0.8 million.

Financing activities

Cash provided by financing activities was $0.4 million for the nine months ended September 30, 2006 as compared to $4.0 million for the comparable period in 2005. Cash provided by financing activities for the nine months ended September 30, 2006 consists primarily of $4.1 million of proceeds and related tax benefits from the exercise of stock options and purchases under the employee stock purchase plan offset by repayments of scheduled notes of $2.4 million (See "Outstanding debt and financing arrangements" below for additional information on scheduled notes) and repayments under lines of credit by our foreign subsidiaries of $1.3 million.

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

Some of our European subsidiaries have entered into working capital and invoice discounting agreements with HypoVereinsbank, Dresdner, Societe Generale and GE Commercial Finance. Outstanding borrowings under the working capital agreement with HypoVereinsbank have been guaranteed by Metrologic Instruments, Inc., the parent company. These agreements provide the Company with availability of up to $21.0 million, using September 30, 2006 exchange rates, at interest rates ranging from 4.0% to 6.5%. In addition, our subsidiary Metrologic do Brasil has a working capital agreement with Banco Bradesco SA with availability of up to
0.8 million real or $0.4 million, using September 30, 2006 exchange rates. At September 30, 2006, $16.0 million was outstanding under such agreements and accordingly is included in lines of credit in our Consolidated Balance Sheets.

We believe that our current cash and working capital positions and expected operating cash flows will be sufficient to fund our working capital, planned capital expenditures and debt repayment requirements for the foreseeable future.

Foreign Currency Exchange

Our liquidity has been, and may continue to be, affected by changes in foreign currency exchange rates, particularly the value of the U.S. dollar relative to the Euro, the Brazilian real, the Singapore dollar, and the Chinese renminbi. In an effort to mitigate the financial implications of the volatility in the exchange rate between the Euro and the U.S. dollar, we have in the past entered and may selectively enter into derivative financial instruments to offset our exposure to foreign currency risks. Derivative financial instruments may include (i) foreign currency forward exchange contracts with our primary bank for periods not exceeding six months, which partially hedge sales to our German subsidiary and (ii) Euro-based loans, which act as a partial hedge against outstanding intercompany receivables and the net assets of our European subsidiary, which are denominated in Euros. Additionally, our European subsidiary invoices and receives payment in certain other major currencies, including the British pound, which results in an additional mitigating measure that reduces our exposure to the fluctuation between the Euro and the U.S. dollar, although it does not offer protection against fluctuations of that currency against the U.S. Dollar. No derivative instruments were outstanding at September 30, 2006.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair-value measurements that are already required or permitted by other GAAP. The provisions of SFAS No. 157 are to be applied prospectively and are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this statement will have on the Company's consolidated financial position, consolidated results of operations or liquidity.


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

In August 2005, the arbitrator entered a final ruling in the arbitration awarding Symbol past royalties on certain of the Company's products plus interest. Symbol then filed a motion to enter the judgment with the U.S. District Court for the Southern District of New York. In response, the Company filed its motion to vacate the arbitrator's award in the same Court. In February 2006, the Judge granted Symbol's motion to enter a judgment affirming the arbitrator's award for past royalties. On March 13, 2006, the Company paid $14.9 million reflecting royalties and interest due in accordance with the judgment of which $14.4 million was accrued for at December 31, 2005, and recorded a charge of $0.5 million for interest due through the payment date. With the payment made on August 15, 2006 for royalties due for the quarter ended June 30, 2006, significant royalty obligations for these products ended.

On September 23, 2005, Symbol filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. Symbol filed a related case before the International Trade Commission ("ITC") also alleging patent infringement of the same patents. A notice of the investigation instituted by the ITC was served on the Company on October 24, 2005. The case in the U.S. District Court for the Eastern District of Texas has been stayed pending the outcome of the matter before the ITC. Trial before the ITC commenced on July 24, 2006 and concluded on August 1, 2006. The parties submitted post trial briefs and a decision by the Administrative Law Judge is expected in late January 2007. Metrologic stands firm in its belief that its products do not infringe Symbol's patents. In this regard, by order dated April 17, 2006, the Administrative Law Judge found one of Symbol's patents to be invalid. Metrologic has vigorously defended the remaining allegations of patent infringement.

On November 4, 2005, Symbol filed another suit against the Company in the U.S. District Court for the Eastern District of Texas alleging patent infringement. The complaint has been served on and answered by the Company. Symbol claims, and we deny, that three of our products infringe six of their patents. Discovery is in the early stages. We plan a vigorous defense of this claim.

Metrologic v. Symbol Technologies, Inc.
On June 18, 2003, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey alleging claims of patent infringement of certain of our patents by at least two Symbol products. The complaint also contains a claim for breach of the Symbol Agreement between the parties. Symbol's answer to the complaint, filed on July 30, 2003, included counterclaims requesting that a declaratory judgment be entered that the patents in suit are invalid, are not infringed by Symbol and that Symbol is not in breach of the Symbol Agreement. The Court heard arguments on the construction of the claims in the patents in suit in March 2006 and issued its decision in this regard on September 22, 2006. On October 25, 2006, the matter was settled, in principle, and court papers ending the litigation are have been submitted for approval. Upon approval, the case will be dismissed.

On May 17, 2005, the Company filed suit against Symbol in the U.S. District Court for the District of New Jersey for breach of contract for failure to pay royalties in accordance with the terms of the Symbol Agreement. In September 2005, the parties filed cross motions for summary judgment. On May 1, 2006, Symbol's motion for summary judgment was denied. On June 27, 2006, our motion for summary judgment was granted. An order calling for the payment to us of $2.65 million was signed by the Court on August 3, 2006. Symbol has appealed the judgment to the Third Circuit Court of Appeals. A briefing schedule for the appeal is expected shortly. The amounts received as a consequence of the August 3 order, less the approximately $0.8 million previously set up as a receivable from Symbol, have been recorded as a current liability in the Company's Consolidated Balance Sheet. The Company will not record a gain relating to this matter in its Consolidated Statement of Operations until the decision is finalized and all appeal rights are exhausted by Symbol.

On May 8, 2006, the Company filed a Complaint against Symbol in the U.S. District Court for New Jersey. This new Complaint asserts infringement by Symbol of several Metrologic patents and seeks declaratory, injunctive and monetary relief. More specifically, we assert that several of Symbol's mobile computers infringe our mobile computing patent portfolio. Symbol has filed an answer and counterclaim asserting, among other things, that it is licensed to use our patents and that the patents are invalid. Discovery in this matter is in the early stages.

Brazil
Our subsidiary in Brazil has received notices from the local taxing authorities disputing the amount of import taxes and duties paid on imported products prior to December 2002. We have filed appeals of their assessments in the administrative courts and are awaiting decisions on our appeals. We have accrued a liability for these claims based on what we believe to be the most likely outcome of these appeals and other potential administrative processes. If we are unsuccessful in our appeals and other administrative processes, the actual liability could be approximately $0.7 million higher than the amount we have accrued as of September 30, 2006.

Janet Norton v. Metrologic Instruments, Inc.
On May 1, 2006, the Company received a Complaint filed in the Superior Court of New Jersey which asserts an employment based claim by a current employee. Our investigation to date demonstrates that this claim has no merit. The plaintiff has filed an amended complaint and we have filed an answer. Discovery is just beginning.

PSC Scanning v. Metrologic Instruments, Inc.
On May 10, 2006, PSC Scanning ("PSC") filed an action against the Company in the
U. S. District Court in Oregon. In its complaint, PSC asserted that our Stratos line of bi-optic scanners infringe two new patents issued on December 13, 2005 and January 31, 2006. We have filed an answer and counterclaim and are vigorously defending this matter. Discovery is underway in anticipation of a possible August 2007, trial date. Additionally, complying with the terms of the settlement agreement effective March 16, 2005, we have notified PSC that two lines of their products infringe our patents.

Metrologic Instruments, Inc. Shareholders Litigation
On September 12, 2006, the Company announced the signing of a merger agreement, a consequence of which, upon closing, will be that Metrologic will no longer be a publicly held company. Within approximately two weeks after the announcement, four shareholder actions were filed naming as defendants the Company and its individual Board of Directors, among others. All four actions were initiated in New Jersey state courts. An agreement has been reached to have these four matters consolidated and heard by the Superior Court, Law Division, Camden County. An order to this effect will be filed shortly. In anticipation of this order, an amended class action complaint was filed on October 31, 2006. This pleading again asserts, among other things, that the redemption price for the stock specified in the merger agreement is unfair to shareholders. The Amended Complaint seeks among other relief, an injunction blocking the merger or a rescission of the merger or damages. The Company plans on vigorously defending this case. We anticipate that discovery will begin shortly.

On October 6, 2006, the Company received a letter from the Securities and Exchange Commission ("SEC") notifying us of the commencement of an informal investigation to determine if violations of the Federal Securities Laws have occurred and requesting certain information. The Company is in the process of responding to the SEC's information request.

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

Item 6.  Exhibits



                  10.1 Agreement and Plan of Merger dated September 12, 2006 by and between Meteor Holding Corporation, Meteor Merger Corporation and Metrologic Instruments, Inc. (incorporated by reference from the Registrant's Current Report on Form 8-K filed September 13, 2006).

                  10.2 Stock Purchase Agreement dated September 19, 2006 by and among MTLG Investments, Inc., Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and Essex Corporation (incorporated by reference from the Registrant's Current Report on Form 8-K filed September 21, 2006).

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



                                   METROLOGIC INSTRUMENTS, INC.



Date: November 8, 2006             By:/s/ C. Harry Knowles
      -----------------            ----------------------------------------
                                   C. Harry Knowles
                                   Chairman of the Board and Interim Chief
                                   Executive Officer
                                   (Interim Principal Executive Officer)





Date: November 8, 2006             By:/s/ Michael Coluzzi
      -----------------            -----------------------------------------
                                   Michael Coluzzi
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

                                  By: /s/C. Harry Knowles
                                  ----------------------------------
                                  Name:  C. Harry Knowles
                                  Title: Chairman of the Board and
                                         Interim Chief Executive Officer
Date: November 8, 2006

Exhibit 31.2

                                  CERTIFICATION

                  I, Michael Coluzzi, Chief Financial Officer of Metrologic Instruments, Inc., certify that:

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

                                  By: /s/Michael Coluzzi
                                  ----------------------------------
                                  Name:  Michael Coluzzi
                                  Title: Chief Financial Officer

Date: November 8, 2006

EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Harry Knowles, Chairman of the Board and Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/C. Harry Knowles
------------------------------------
C. Harry Knowles
Chairman of the Board and Interim Chief Executive Officer
November 8, 2006

EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Report of Metrologic Instruments, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Coluzzi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Michael Coluzzi
-------------------------------
Michael Coluzzi
Chief Financial Officer
November 8, 2006